Form 10-Q
period 2012-09-30
CNH Capital LLC
filed 2012-11-16
CIK 1552493

Use these links to rapidly review the document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-182411

CNH CAPITAL LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		39-1937630 (I.R.S. Employer Identification Number)
5729 Washington Avenue Racine, Wisconsin (Address of principal executive offices)	(262) 636-6011 (Registrant's telephone number, including area code)	53406 (Zip code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        As of September 30, 2012, all of the limited liability company interests of the registrant were held by an affiliate of the registrant.

        The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

*
This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Interest income on retail and other notes and finance leases	$61,716	$59,134	$178,572	$176,813
Interest and other income from affiliates	97,921	94,807	290,971	284,697
Servicing fee income	207	349	801	1,320
Rental income on operating leases	33,674	34,375	99,666	103,829
Other income	17,541	18,634	50,877	54,145

Total revenues	211,059	207,299	620,887	620,804

EXPENSES:
Interest expense:
Interest expense to third parties	52,102	53,695	163,293	167,208
Interest expense to affiliates	9,412	10,113	27,111	35,906

Total interest expense	61,514	63,808	190,404	203,114

Operating expenses:
Fees charged by affiliates	14,912	14,863	47,195	45,549
Provision for credit losses	12,080	8,184	15,818	13,443
Depreciation of equipment on operating leases	27,021	27,684	80,415	84,631
Other expenses	8,158	9,644	26,185	27,567

Total operating expenses	62,171	60,375	169,613	171,190

Total expenses	123,685	124,183	360,017	374,304

INCOME BEFORE TAXES	87,374	83,116	260,870	246,500
Income tax provision	30,423	30,259	91,784	89,763

NET INCOME	56,951	52,857	169,086	156,737
Net income attributed to noncontrolling interest	(474)	(295)	(1,226)	(1,100)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$56,477	$52,562	$167,860	$155,637

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME	$56,951	$52,857	$169,086	$156,737
Other comprehensive (loss) income:
Foreign currency translation adjustment	25,696	(36,305)	24,692	(22,209)
Defined benefit pension plans:
Pension liability adjustment (net of tax expense of $58, $48, $172 and $173, respectively)	93	78	283	256
Unrealized gains on retained interests:
Unrealized gains on retained interests (net of tax benefit of $232, $626, $811 and $1,408, respectively)	(381)	(1,017)	(1,338)	(2,120)
Derivative financial instruments:
Losses reclassified to earnings (net of tax expense of $546, $1,958, $1,864 and $5,635, respectively)	1,124	2,020	3,519	8,855
Losses (gains) deferred (net of tax benefit (expense) of ($4), $3,908, $113 and $6,955, respectively)	16	(6,538)	(247)	(12,063)

Other comprehensive (loss) income	26,548	(41,762)	26,909	(27,281)

COMPREHENSIVE INCOME	83,499	11,095	195,995	129,456
Less: comprehensive income attributable to noncontrolling interest	(474)	(295)	(1,226)	(1,100)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$83,025	$10,800	$194,769	$128,356

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(In thousands)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$292,922	$594,093
Restricted cash	675,138	767,359
Receivables, less allowance for credit losses of $98,351 and $106,673, respectively	11,086,786	9,386,549
Retained interests in securitized receivables	8,373	17,289
Affiliated accounts and notes receivable	15,951	193,917
Equipment on operating leases, net	738,517	647,617
Equipment held for sale	20,184	32,131
Goodwill	118,213	116,830
Other intangible assets, net	2,650	3,259
Other assets	67,090	142,107

TOTAL	$13,025,824	$11,901,151

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES:
Short-term debt (including current maturities of long-term debt)	$4,794,087	$4,796,035
Accounts payable and other accrued liabilities	421,436	450,828
Affiliated debt	1,147,864	819,270
Long-term debt	5,215,730	4,587,773

Total liabilities	11,579,117	10,653,906

STOCKHOLDER'S EQUITY:
Member's capital	—	—
Paid-in capital	839,754	836,721
Accumulated other comprehensive income	55,625	28,716
Retained earnings	494,779	326,919

Total CNH Capital LLC stockholder's equity	1,390,158	1,192,356
Noncontrolling interest	56,549	54,889

Total stockholder's equity	1,446,707	1,247,245

TOTAL	$13,025,824	$11,901,151

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(In thousands)

(Unaudited)

        The following table presents certain assets and liabilities of consolidated variable interest entities ("VIEs"), which are included in the consolidated balance sheets above. The assets in the table include only those assets that can be used to settle obligations of consolidated VIEs. The liabilities in the table include third-party liabilities of the consolidated VIEs, for which creditors do not have recourse to the general credit of CNH Capital LLC.

	September 30, 2012	December 31, 2011
Restricted cash	$675,038	$738,478
Receivables, less allowance for credit losses of $58,744 and $39,309, respectively	8,398,137	7,823,615
Equipment on operating leases, net	104,179	94,018

TOTAL	$9,177,354	$8,656,111

Short-term debt (including current maturities of long-term debt)	$4,631,998	$4,583,407
Long-term debt	4,313,369	3,634,629

TOTAL	$8,945,367	$8,218,036

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In thousands)

(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169,086	$156,737
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	80,462	84,731
Amortization on intangibles	763	848
Provision for credit losses	15,818	13,443
Deferred income tax expense	21,729	44,286
Changes in components of working capital:
Decrease in affiliated accounts and notes receivables	178,433	23,055
Decrease in other assets and equipment held for sale	92,094	138,678
Decrease in accounts payable and other accrued liabilities	(47,859)	(52,898)

Net cash from operating activities	510,526	408,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	(13,864,075)	(12,797,675)
Collections of receivables	12,237,921	11,739,395
Decrease in restricted cash	97,290	79,387
Purchase of equipment on operating leases	(308,195)	(250,818)
Proceeds from disposal of equipment on operating leases	144,988	157,244
Purchase of software	(151)	(203)
Expenditures for property and equipment	—	(33)
Proceeds from disposal of property and equipment	—	93

Net cash used in investing activities	(1,692,222)	(1,072,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of affiliated debt	1,527,174	493,484
Payment of affiliated debt	(1,202,403)	(866,971)
Proceeds from issuance of long-term debt	3,286,301	2,649,338
Payment of long-term debt	(3,215,636)	(1,843,814)
Increase in revolving credit facilities	485,089	42,590

Net cash from financing activities	880,525	474,627

DECREASE IN CASH AND CASH EQUIVALENTS	(301,171)	(189,103)
CASH AND CASH EQUIVALENTS:
Beginning of period	594,093	420,792

End of period	$292,922	$231,689

CASH PAID DURING THE PERIOD FOR INTEREST	$186,086	$205,546

CASH PAID DURING THE PERIOD FOR TAXES	$74,861	$44,507

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(In thousands)

(Unaudited)

	Company Stockholder
	Member's Capital	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total
BALANCE—January 1, 2011	$—	$836,721	$45,642	$211,873	$53,401	$1,147,637
Net income	—	—	—	155,637	1,100	156,737
Foreign currency translation adjustment	—	—	(22,209)	—	—	(22,209)
Pension liability adjustment, net of tax	—	—	256	—	—	256
Unrealized gain on retained interests, net of tax	—	—	(2,120)	—	—	(2,120)
Derivative financial instruments:
Losses reclassified to earnings, net of tax	—	—	8,855	—	—	8,855
Losses deferred, net of tax	—	—	(12,063)	—	—	(12,063)

BALANCE—September 30, 2011	$—	$836,721	$18,361	$367,510	$54,501	$1,277,093

BALANCE—January 1, 2012	$—	$836,721	$28,716	$326,919	$54,889	$1,247,245
Net income	—	—	—	167,860	1,226	169,086
Preferred stock issuance	—	—	—	—	434	434
Foreign currency translation adjustment	—	—	24,692	—	—	24,692
Stock compensation	—	3,033	—	—	—	3,033
Pension liability adjustment, net of tax	—	—	283	—	—	283
Unrealized gain on retained interests, net of tax	—	—	(1,338)	—	—	(1,338)
Derivative financial instruments:
Losses reclassified to earnings, net of tax	—	—	3,519	—	—	3,519
Losses deferred, net of tax	—	—	(247)	—	—	(247)

BALANCE—September 30, 2012	$—	$839,754	$55,625	$494,779	$56,549	$1,446,707

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

        The accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of (a) the consolidated net income for the three and nine months ended September 30, 2012 and 2011, (b) the consolidated comprehensive income for the three and nine months ended September 30, 2012 and 2011, (c) the consolidated financial position as of September 30, 2012 and December 31, 2011, (d) the consolidated changes in stockholder's equity for the nine months ended September 30, 2012 and 2011 and (e) the consolidated cash flows for the nine months ended September 30, 2012 and 2011.

        The December 31, 2011 financial position data included herein was derived from the audited financial statements for the year ended December 31, 2011, but does not include all disclosures required by generally accepted accounting principles in the United States of America ("U.S. GAAP").

        CNH Capital LLC and its wholly-owned operating subsidiaries, including New Holland Credit Company, LLC and CNH Capital America LLC, and its majority-owned operating subsidiary CNH Capital Canada Ltd. (collectively, "CNH Capital" or the "Company"), are each a wholly-owned subsidiary of CNH America LLC ("CNH America"), which is an indirect wholly-owned subsidiary of CNH Global N.V. ("CNH"). CNH manufactures agricultural and construction equipment. CNH Capital provides financial services for CNH America and CNH Canada Ltd. (collectively, "CNH North America") customers primarily located in the United States and Canada.

        As of September 30, 2012, Fiat Industrial S.p.A. ("Fiat Industrial," and together with its subsidiaries, the "Fiat Industrial Group") owned approximately 88% of CNH's outstanding common shares through its wholly-owned subsidiary, Fiat Netherlands Holding B.V. ("Fiat Netherlands").

        On May 30, 2012, the Board of Directors of CNH Global received a proposal (the "Proposal") from Fiat Industrial to enter into a combination transaction. The Board of Directors of CNH Global appointed a special committee of unconflicted directors to evaluate the Proposal in consultation with independent financial and legal advisors retained by the special committee. Following such evaluation, the special committee announced on October 15, 2012 that, based on information made available to it, as well as the opinions of its financial advisors, the special committee had unanimously concluded the Proposal was inadequate and would not be in the best interests of CNH Global and CNH Global's shareholders and that the special committee had unanimously determined not to recommend the Proposal. In that same announcement, the special committee stated that it remains available to evaluate any alternatives to the Proposal should Fiat Industrial elect to advance any such alternatives. A Fiat Industrial announcement of that same date provided that its advisors had been asked to meet with the advisors to the special committee to explore whether the parties can reach agreement on revised terms for a merger transaction on a basis broadly consistent with the Proposal and that Fiat Industrial desires to move forward with a transaction promptly.

        The Company has prepared the accompanying consolidated financial statements in accordance with U.S. GAAP. The consolidated financial statements include the Company and its consolidated subsidiaries. The consolidated financial statements are expressed in U.S. dollars. The consolidated financial statements include the accounts of the Company's subsidiaries in which the Company has a controlling financial interest and reflect the noncontrolling interests of the minority owners of the subsidiaries that are not fully owned for the periods presented, as applicable. A controlling financial interest may exist based on

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 1: BASIS OF PRESENTATION (Continued)

ownership of a majority of the voting interest of a subsidiary, or based on the Company's determination that it is the primary beneficiary of a variable interest entity ("VIE"). The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. The Company assesses whether it is the primary beneficiary on an ongoing basis, as prescribed by the accounting guidance on the consolidation of VIEs. The consolidated status of the VIEs with which the Company is involved may change as a result of such reassessments.

        The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Significant estimates in these consolidated financial statements include the residual values of equipment on operating leases, allowance for credit losses, and tax contingencies. Actual results could differ from those estimates.

        These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the annual report for the year ended December 31, 2011. Interim results are not necessarily indicative of those expected for the entire year.

        Effective July 1, 2012, CNH Capital LLC sold its equity interests in CNH Capital Insurance Agency, Inc. and CNH Capital Canada Insurance Agency Ltd. and entered into a five-year master services agreement allowing the counterparty to use the CNH Capital name during that period. CNH Capital LLC received approximately $35,000 in connection with the sale, primarily representing a prepayment on the master services agreement. As part of this transaction, CNH Capital LLC transferred $26,009 in restricted cash and unearned finance charges to the counterparty.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

        There were no new accounting standards adopted during the nine months ended September 30, 2012.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

        Comprehensive income and its components are presented in the consolidated statements of comprehensive income. The components of accumulated other comprehensive income as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Cumulative foreign currency translation adjustment	$68,528	$43,836
Pension liability adjustment net of taxes of $3,095 and $3,267, respectively	(5,111)	(5,394)
Unrealized gains on retained interests net of taxes of $1,148 and $1,959, respectively	1,896	3,234
Unrealized loss on derivative financial instruments net of taxes of $5,206 and $6,957, respectively	(9,688)	(12,960)

Total	$55,625	$28,716

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

        A summary of receivables included in the consolidated balance sheets as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
Wholesale receivables	$59,166	$87,600
Retail receivables	628,760	731,807
Finance leases	60,303	53,391
Restricted receivables	10,343,322	8,566,514
Other notes	93,586	82,098

Gross receivables	11,185,137	9,521,410
Less:
Unearned finance charges	—	(28,188)
Allowance for credit losses	(98,351)	(106,673)

Total receivables, net	$11,086,786	$9,386,549

Restricted Receivables and Securitization

        As part of its overall funding strategy, the Company periodically transfers certain financial receivables into VIEs that are special purpose entities ("SPEs") as part of its asset-backed securitization programs.

        SPEs utilized in the securitization programs differ from other entities included in the Company's consolidated financial statements because the assets they hold are legally isolated from the Company's assets. For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Upon transfer of the receivables to the SPEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the SPEs' creditors. The SPEs have ownership of cash balances that also have restrictions for the benefit of SPEs' investors. The Company's interests in the SPEs' receivables are subordinate to the interests of third-party investors. None of the receivables that are directly or indirectly sold or transferred in any of these transactions are available to pay the Company's creditors.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        The following table summarizes the restricted and off-book receivables and the related retained interests as of September 30, 2012 and December 31, 2011:

	Restricted Receivables		Off-Book Receivables		Retained Interests
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Wholesale receivables	$3,848,662	$2,884,516	$—	$—	$—	$—
Retail receivables	6,247,563	5,454,279	60,171	108,476	8,373	17,289
Finance lease receivables	26,423	47,000	—	—	—	—
Commercial revolving account receivables	220,674	180,719	—	—	—	—

Total	$10,343,322	$8,566,514	$60,171	$108,476	$8,373	$17,289

        With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities, which are limited-purpose, bankruptcy-remote SPEs. The Company's involvement with the securitization trusts includes servicing the wholesale receivables, retaining an undivided interest ("seller's interest") in the receivables and holding cash reserve accounts. The seller's interest in the trusts represents the Company's undivided interest in the receivables transferred to the trust. The Company maintains cash reserve accounts at predetermined amounts to provide security to investors in the event that cash collections from the receivables are not sufficient to remit principal and interest payments on the securities. The investors and the securitization trusts have no recourse beyond the Company's retained interests for failure of debtors to pay when due. The Company's retained interests are subordinate to investors' interests.

        Within the U.S. retail asset securitization programs, qualifying retail finance receivables are sold to limited-purpose, bankruptcy-remote SPEs. In turn, these SPEs establish separate trusts to which the receivables are transferred in exchange for proceeds from asset-backed securities issued by the trusts. In Canada, the receivables are transferred directly to the trusts. The Company receives compensation for servicing the receivables transferred and earns other related ongoing income customary with the securitization programs. The Company also may retain all or a portion of subordinated interests in the trusts.

        Three private retail transactions totaling $60,171 and $108,476 were not included in the Company's consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively.

        The Company, through a trust, securitized originated commercial revolving account receivables. The committed asset-backed facility had an original two-year term which expired October 15, 2012, at which point all debt was paid in full.

Allowance for Credit Losses

        The allowance for credit losses is established to cover probable losses for receivables owned by the Company and consists of two components, depending on whether the receivable has been individually identified as being impaired. The first component of the allowance for credit losses covers all or a portion

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

of receivables specifically reviewed by management for which the Company has determined it will not collect all of the contractual principal and interest. Receivables are individually reviewed for impairment based on, among other items, amounts outstanding, amounts past due, collateral value, days past due and prior collection history. These receivables are subject to impairment measurement at the loan level based either on the present value of expected future cash flows discounted at the receivables' effective interest rate or the fair value of the collateral for collateral-dependent receivables and receivables for which foreclosure is deemed to be probable. When the values are lower than the carrying value of the receivables, impairment is recognized.

        The second component of the allowance for credit losses covers all receivables that are not yet individually identifiable. The allowance for these receivables is based on aggregated portfolio evaluations, generally by financial product. The allowance for retail credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquencies. The allowance for wholesale credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and dealer risk ratings. The loss forecast models are updated on a quarterly basis and incorporate information reflecting the current economic environment.

        Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is determined to be probable that all amounts due will not be collected.

        The Company's allowance for credit losses is segregated into three portfolio segments: retail, wholesale and other. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The retail segment includes retail and finance lease receivables. The wholesale segment includes wholesale financing to CNH North America dealers, and the other portfolio includes the Company's commercial revolving accounts.

        Further, the Company evaluates its portfolio segments by class of receivable: United States and Canada. Typically, the Company's receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. These classes align with management reporting.

        Allowance for credit losses activity for the three months ended September 30, 2012 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$67,463	$11,444	$10,179	$89,086
Charge-offs	(3,067)	(98)	(1,852)	(5,017)
Recoveries	1,063	64	894	2,021
Provision	6,765	3,596	1,719	12,080
Foreign currency translation and other	68	69	44	181

Ending balance	$72,292	$15,075	$10,984	$98,351

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        Allowance for credit losses activity for the nine months ended September 30, 2012 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$83,233	$12,163	$11,277	$106,673
Charge-offs	(24,456)	(136)	(6,220)	(30,812)
Recoveries	3,942	166	2,396	6,504
Provision	9,524	2,808	3,486	15,818
Foreign currency translation and other	49	74	45	168

Ending balance	$72,292	$15,075	$10,984	$98,351

Ending balance: individually evaluated for impairment	$27,878	$11,259	$—	$39,137

Ending balance: collectively evaluated for impairment	$44,414	$3,816	$10,984	$59,214

Receivables:
Ending balance	$6,963,049	$3,907,828	$314,260	$11,185,137

Ending balance: individually evaluated for impairment	$51,482	$81,935	$—	$133,417

Ending balance: collectively evaluated for impairment	$6,911,567	$3,825,893	$314,260	$11,051,720

        Allowance for credit losses activity for the three months ended September 30, 2011 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$65,426	$16,298	$14,405	$96,129
Charge-offs	(6,261)	(1,412)	(2,399)	(10,072)
Recoveries	1,522	39	775	2,336
Provision	5,934	821	1,429	8,184
Foreign currency translation and other	(597)	(86)	(59)	(742)

Ending balance	$66,024	$15,660	$14,151	$95,835

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        Allowance for credit losses activity for the nine months ended September 30, 2011 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$73,123	$31,148	$14,459	$118,730
Charge-offs	(20,281)	(11,594)	(10,078)	(41,953)
Recoveries	4,321	360	2,366	7,047
Provision	10,220	(4,215)	7,438	13,443
Foreign currency translation and other	(1,359)	(39)	(34)	(1,432)

Ending balance	$66,024	$15,660	$14,151	$95,835

Ending balance: individually evaluated for impairment	$40,453	$11,285	$113	$51,851

Ending balance: collectively evaluated for impairment	$25,571	$4,375	$14,038	$43,984

Receivables:
Ending balance	$5,989,675	$3,388,203	$326,365	$9,704,243

Ending balance: individually evaluated for impairment	$71,961	$54,761	$202	$126,924

Ending balance: collectively evaluated for impairment	$5,917,714	$3,333,442	$326,163	$9,577,319

        Allowance for credit losses activity for the year ended December 31, 2011 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$73,123	$31,148	$14,459	$118,730
Charge-offs	(27,770)	(12,613)	(12,770)	(53,153)
Recoveries	5,850	447	3,431	9,728
Provision	33,353	(6,801)	6,301	32,853
Foreign currency translation and other	(1,323)	(18)	(144)	(1,485)

Ending balance	$83,233	$12,163	$11,277	$106,673

Ending balance: individually evaluated for impairment	$42,879	$10,101	$—	$52,980

Ending balance: collectively evaluated for impairment	$40,354	$2,062	$11,277	$53,693

Receivables:
Ending balance	$6,258,289	$2,972,116	$262,817	$9,493,222

Ending balance: individually evaluated for impairment	$73,920	$56,444	$265	$130,629

Ending balance: collectively evaluated for impairment	$6,184,369	$2,915,672	$262,552	$9,362,593

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        As part of the ongoing monitoring of the credit quality of the wholesale portfolio, the Company utilizes an internal credit scoring model that assigns a risk grade for each dealer. The scoring model considers the strength of the dealer's financial statements, payment history and audit performance. The Company updates its dealers' ratings and considers the ratings in the quarterly credit allowance analysis. A description of the general characteristics of the dealer's risk grades is as follows:

  Grades A and B—Includes receivables to dealers that have significant capital strength, moderate leverage, stable earnings and growth, and excellent payment performance.

  Grade C—Includes receivables to dealers with moderate credit risk. Dealers of this grade are differentiated from higher grades on a basis of leverage or payment performance.

  Grade D—Includes receivables to dealers with moderate credit risk. These dealers may require higher monitoring due to weaker financial strength or payment performance.

        A breakdown of the wholesale portfolio by its credit quality indicators as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
A	$2,378,678	$1,662,920
B	1,117,692	897,914
C	270,211	287,793
D	141,247	123,489

Total	$3,907,828	$2,972,116

        Utilizing an internal credit scoring model, which considers customers' attributes, prior credit history and each retail transaction's attributes, the Company assigns a credit quality rating to each retail customer, by specific transaction, as part of the retail underwriting process. This rating is used in setting the interest rate on the transaction. The credit quality rating is not updated after the transaction is finalized. A description of the general characteristics of the customers' risk grades is as follows:

  Titanium—Customers from whom the Company expects no collection or loss activity.

  Platinum—Customers from whom the Company expects minimal, if any, collection or loss activity.

  Gold, Silver, Bronze—Customers defined as those with the potential for collection or loss activity.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        A breakdown of the retail portfolio by the customer's risk grade at the time of origination as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
Titanium	$3,715,869	$3,195,785
Platinum	1,956,881	1,837,604
Gold	1,084,300	999,950
Silver	186,932	197,108
Bronze	19,067	27,842

Total	$6,963,049	$6,258,289

        The following tables present information at the level at which management assesses and monitors its credit risk. Receivables are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Delinquency is reported on receivables greater than 30 days past due. The aging of receivables as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$22,336	$7,021	$28,042	$57,399	$5,675,427	$5,732,826	$3,636
Canada	$2,572	$481	$183	$3,236	$1,226,987	$1,230,223	$19
Wholesale
United States	$1,137	$32	$1,130	$2,299	$3,064,380	$3,066,679	$439
Canada	$202	$3	$25	$230	$840,919	$841,149	$2
Total
Retail	$24,908	$7,502	$28,225	$60,635	$6,902,414	$6,963,049	$3,655
Wholesale	$1,339	$35	$1,155	$2,529	$3,905,299	$3,907,828	$441

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

	December 31, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$21,547	$6,100	$30,720	$58,367	$5,162,963	$5,221,330	$3,257
Canada	$3,550	$975	$753	$5,278	$1,031,681	$1,036,959	$77
Wholesale
United States	$1,232	$1,967	$818	$4,017	$2,266,517	$2,270,534	$362
Canada	$57	$14	$287	$358	$701,224	$701,582	$56
Total
Retail	$25,097	$7,075	$31,473	$63,645	$6,194,644	$6,258,289	$3,334
Wholesale	$1,289	$1,981	$1,105	$4,375	$2,967,741	$2,972,116	$418

        Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of September 30, 2012 and December 31, 2011, the Company's recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Retail
United States	$4,408	$4,300	$—	$6,805	$6,791	$—
Canada	$—	$—	$—	$303	$303	$—
Wholesale
United States	$—	$—	$—	$—	$—	$—
Canada	$—	$—	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$47,074	$42,101	$27,878	$66,747	$61,300	$42,861
Canada	$—	$—	$—	$65	$65	$18
Wholesale
United States	$76,304	$75,621	$9,450	$55,167	$53,168	$9,690
Canada	$5,631	$5,549	$1,809	$1,277	$1,247	$411
Total
Retail	$51,482	$46,401	$27,878	$73,920	$68,459	$42,879
Wholesale	$81,935	$81,170	$11,259	$56,444	$54,415	$10,101

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the three months ended September 30, 2012 and 2011, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a four-month average) and the related interest income recognized are as follows:

	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$4,585	$147	$3,960	$152
Canada	$—	$—	$1,975	$25
Wholesale
United States	$—	$—	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$49,005	$485	$67,853	$881
Canada	$—	$—	$343	$—
Wholesale
United States	$73,473	$528	$56,588	$486
Canada	$5,655	$23	$167	$6
Total
Retail	$53,590	$632	$74,131	$1,058
Wholesale	$79,128	$551	$56,755	$492

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the nine months ended September 30, 2012 and 2011, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a ten-month average) and the related interest income recognized are as follows:

	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$4,433	$411	$4,212	$441
Canada	$—	$—	$2,065	$78
Wholesale
United States	$—	$—	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$49,558	$1,464	$65,338	$1,798
Canada	$—	$—	$346	$9
Wholesale
United States	$66,461	$1,381	$58,258	$1,548
Canada	$6,257	$188	$190	$17
Total
Retail	$53,991	$1,875	$71,961	$2,326
Wholesale	$72,718	$1,569	$58,448	$1,565

        Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012			December 31, 2011
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$38,150	$75,621	$113,771	$54,798	$53,168	$107,966
Canada	$164	$5,549	$5,713	$676	$1,247	$1,923

Troubled Debt Restructurings

        A restructuring of a receivable constitutes a troubled debt restructuring ("TDR") when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties. As a collateral-based lender, the Company typically will repossess collateral in lieu of restructuring receivables. As such, for retail receivables, concessions are typically provided based on bankruptcy court proceedings.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

For wholesale receivables, concessions granted may include extended contract maturities, inclusion of interest-only periods, modification of a contractual interest rate to a below market interest rate, extended skip payment periods and waiving of interest and principal.

        TDRs are reviewed along with other receivables as part of management's ongoing evaluation of the adequacy of the allowance for credit losses. The allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, the Company estimates the current fair market value of the equipment collateral and considers credit enhancements such as additional collateral and third-party guarantees.

        Before removing a receivable from TDR classification, a review of the borrower is conducted. If concerns exist about the future ability of the borrower to meet its obligations under the loans based on a credit review, the TDR classification is not removed from the receivable.

        As of September 30, 2012, the Company had approximately 1,100 retail and finance lease receivable contracts of which the pre-modification value was $37,350 and the post-modification value was $34,833. The court has determined the concession in 632 of these cases. The pre-modification value of these contracts was $11,568 and the post-modification value was $9,853. As of September 30, 2011, the Company had approximately 1,500 retail and finance lease receivable contracts of which the pre-modification value was $39,780 and the post-modification value was $37,555. The court has determined the concession in 625 of these cases. The pre-modification value of these contracts was $9,007 and the post-modification value was $7,920. As the outcome of the bankruptcy cases is determined by the court based on available assets, subsequent defaults are unusual and were not material for retail and finance lease receivable contracts that were modified in a TDR during the previous 12 months ended September 30, 2012 and 2011.

        As of September 30, 2012, the Company had five wholesale agreements with a pre- and post-modification balance of approximately $21,623 and $20,274, respectively. As of September 30, 2011, the Company had five wholesale agreements with a pre- and post- modification balance both of approximately $21,000. The wholesale TDRs that subsequently defaulted were immaterial for the three and nine months ended September 30, 2012 and 2011.

NOTE 5: DEBT

        On July 16, 2012, the $583,250 Series 2009-1 Asset-Backed Notes were redeemed as scheduled.

        On July 23, 2012, the Company renewed and increased by $400,000 one of the U.S. wholesale committed asset-backed facilities, with a maturity date of April 22, 2013.

        On September 26, 2012, the Company, through a bankruptcy-remote trust, issued $752,148 of amortizing, asset-backed notes secured by U.S. retail loan contracts.

        On September 27, 2012, the Company, through a bankruptcy-remote trust, sold C$450,000 ($458,728) of amortizing, asset-backed notes secured by Canadian retail loan contracts.

        On September 27, 2012, the Company renewed its $1.2 billion U.S. Retail asset-backed committed facility which matures September 27, 2014.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 6: INCOME TAXES

        The effective tax rates for the three months ended September 30, 2012 and 2011 were 34.8% and 36.4%, respectively. The effective tax rate was 35.2% for the nine-month period ended September 30, 2012, compared to 36.4% for the same period in 2011. The lower rate in 2012 was due primarily to the geographic mix of earnings.

        The Company's provision for income taxes is based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. The Company's provision for income taxes for the nine months ended September 30, 2012 reflects an estimated annual effective tax rate of 35.8% compared to 36.9% for the full year 2011. The decrease from the full-year 2011 effective tax rate is primarily due to changes in the geographic mix of pre-tax profits within North America. The 2012 estimated annual tax rate is expected to be slightly higher than the U.S. federal corporate income tax rate of 35% primarily due to profits in tax jurisdictions with higher rates, in addition to unfavorable changes in certain state income tax legislation.

NOTE 7: FINANCIAL INSTRUMENTS

        The Company may elect to measure many financial instruments and certain other items at fair value. This fair value option must be applied on an instrument-by-instrument basis with changes in fair value reported in earnings. The election can be made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once made. The Company did not elect the fair value measurement option for eligible items.

Fair-Value Hierarchy

        U.S. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair-value hierarchy:

  Level 1—Quoted prices for identical instruments in active markets.

  Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

  Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

        This hierarchy requires the use of observable market data when available.

Determination of Fair Value

        When available, the Company uses quoted market prices to determine fair value and classifies such items in Level 1. In some cases where a market price is not available, the Company will make use of observable market-based inputs to calculate fair value, in which case the items are classified in Level 2.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

        If quoted or observable market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters such as interest rates, currency rates, or yield curves. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

        The following section describes the valuation methodologies used by the Company to measure various financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate, the description includes details of the valuation models and the key inputs to those models, as well as any significant assumptions.

Derivatives

        The Company utilizes derivative instruments to mitigate its exposure to interest rate and foreign currency exposures. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. The Company does not hold or issue derivative or other financial instruments for speculative purposes. The credit risk for the interest rate hedges is reduced through diversification among counterparties, utilizing mandatory termination clauses and collateral support agreements. Derivative instruments are generally classified in Level 2 or 3 of the fair value hierarchy. The cash flows underlying all derivative contracts were recorded in operating activities in the consolidated statements of cash flows.

Interest Rate Derivatives

        The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to the current short-term debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the three and nine months ended September 30, 2012 and 2011. These amounts are recorded in "Other expenses" in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 55 months. The after-tax losses deferred in accumulated other comprehensive income that will be recognized in interest expense over the next 12 months are approximately $3,976.

        The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company's committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into a compensating position. Unrealized and realized gains and losses resulting from

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

fair value changes in these instruments are recognized directly in income and were insignificant for the three and nine months ended September 30, 2012 and 2011.

        Most of the Company's interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. The future notional amount of some of the Company's interest rate derivatives is not known in advance. These derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company's interest rate derivatives was approximately $3,714,822 and $1,602,710 at September 30, 2012 and December 31, 2011, respectively. The ten-month average notional amounts as of September 30, 2012 and 2011 were $3,195,415 and $4,804,355.

Foreign Exchange Contracts

        The Company uses forwards to hedge certain assets and liabilities denominated in foreign currencies. Such derivatives are considered economic hedges and are not designated as hedging instruments. The changes in the fair value of these instruments are recognized directly as income in "Other expenses" and are expected to offset the foreign exchange gains or losses on the exposures being managed.

        All of the Company's foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives.

Financial Statement Impact of the Company's Derivatives

        The fair values of the Company's derivatives as of September 30, 2012 and December 31, 2011 in the consolidated balance sheets are recorded as follows:

	September 30, 2012	December 31, 2011
Derivatives Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$—	$80
Accounts payable and other accrued liabilities:
Interest rate derivatives	$—	$19
Derivatives Not Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$3,864	$3,518
Accounts payable and other accrued liabilities:
Interest rate derivatives	$3,864	$3,585
Foreign exchange contracts	32	—

Total	$3,896	$3,585

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

        The location on the consolidated statements of income and impact of the Company's derivatives for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash Flow Hedges
Recognized in accumulated other comprehensive income (effective portion)
Interest rate derivatives	$39	$(10,498)	$(326)	$(19,067)
Reclassified from accumulated other comprehensive income (effective portion)
Interest rate derivatives—Interest expense to third parties	(1,648)	(3,953)	(5,367)	(14,295)
Recognized directly in income (ineffective portion)
Interest rate derivatives—Other expenses	(2)	(77)	20	(245)
Not Designated as Hedges
Interest rate derivatives—Other expenses	$—	$(83)	$(48)	$(720)
Foreign exchange contracts—Other expenses	32	—	32	—

Retained Interests

        For transactions that are considered sales and are off-book, the Company carries retained interests at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the assets sold in connection with such transactions using prepayment, default, loss and interest rate assumptions. The Company recognizes declines in the value of its retained interests, and resulting charges to income or equity, when the fair value is less than the carrying value. The portion of the decline, from discount rates exceeding those in the initial transaction is charged to equity. All other credit-related declines are charged to income. Retained interests in securitized assets are classified in Level 3 of the fair value hierarchy. Assumptions used to determine fair values of retained interests are based on internal evaluations that include constant prepayment rates, annual credit loss rates and discount rates. Although the Company believes its methodology is reasonable, actual results could differ from its expectations. As of September 30, 2012 and December 31, 2011, retained interests in securitized assets are $8,373 and $17,289, respectively.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011:

	Level 2		Level 3		Total
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Assets
Interest rate derivatives	$3,864	$3,438	$—	$160	$3,864	$3,598
Retained interests	—	—	8,373	17,289	8,373	17,289

Total assets	$3,864	$3,438	$8,373	$17,449	$12,237	$20,887

Liabilities
Interest rate derivatives	$3,864	$3,459	$—	$145	$3,864	$3,604
Foreign exchange contracts	32	—	—	—	32	—

Total liabilities	$3,896	$3,459	$—	$145	$3,896	$3,604

        There were no transfers between Level 1 and Level 2 hierarchy levels.

        The following table presents the changes in the Level 3 fair-value category for the nine months ended September 30, 2012 and 2011:

	Retained Interests	Derivative Financial Instruments
Balance at January 1, 2011	$37,914	$(5,375)
Total gains or losses (realized/unrealized):
Included in earnings	1,763	4,930
Included in other comprehensive (loss) income	(616)	—
Settlements	(22,115)	—

Balance at September 30, 2011	$16,946	$(445)

Balance at January 1, 2012	$17,289	$15
Total gains or losses (realized/unrealized):
Included in earnings	912	65
Included in other comprehensive (loss) income	830	(80)
Settlements	(10,658)	—

Balance at September 30, 2012	$8,373	$—

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

Fair Value of Financial Instruments

        The carrying amount of cash and cash equivalents, restricted cash, floating-rate affiliated accounts and notes receivable, accounts payable and other accrued liabilities, floating-rate short-term debt, floating-rate affiliated debt and floating-rate long-term debt was assumed to approximate its fair value.

Financial Instruments Not Carried at Fair Value

        The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value*	Carrying Amount	Estimated Fair Value*
Receivables	$11,086,786	$11,178,924	$9,386,549	$9,710,124
Affiliated debt	$1,147,864	$1,147,864	$819,270	$823,028
Long-term debt	$5,215,730	$5,334,273	$4,587,773	$4,648,139

*
Under the fair value hierarchy, all measurements are Level 2.

Financial Assets

        The fair value of receivables was generally determined by discounting the estimated future payments using a discount rate which includes an estimate for credit risk.

Financial Liabilities

        The fair values of fixed-rate debt were based on current market quotes for identical or similar borrowings and credit risk.

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION

        The Company's segment data is based on disclosure requirements of accounting guidance on segment reporting, which requires financial information be reported on the basis that is used internally for measuring segment performance. The Company's reportable segments are strategic business units that are organized around differences in geographic areas. Each segment is managed separately as they require different knowledge of regulatory environments and marketing strategies. The operating segments offer primarily the same services within each of the respective segments.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        A summary of the Company's reportable segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
United States	$163,361	$158,757	$479,132	$476,411
Canada	49,015	48,542	143,530	144,393
Eliminations	(1,317)	—	(1,775)	—

Total	$211,059	$207,299	$620,887	$620,804

Interest expense
United States	$48,990	$49,299	$150,937	$155,893
Canada	13,841	14,509	41,242	47,221
Eliminations	(1,317)	—	(1,775)	—

Total	$61,514	$63,808	$190,404	$203,114

Segment profit
United States	$41,839	$37,309	$123,048	$113,975
Canada	15,112	15,548	46,038	42,900
Eliminations	—	—	—	(138)

Total	$56,951	$52,857	$169,086	$156,737

Depreciation and amortization
United States	$18,824	$19,328	$56,667	$60,575
Canada	8,442	8,681	24,558	25,004

Total	$27,266	$28,009	$81,225	$85,579

Expenditures for equipment on operating leases and for non-lease assets
United States	$100,607	$42,731	$231,908	$177,925
Canada	24,755	19,298	76,287	72,893

Total	$125,362	$62,029	$308,195	$250,818

Provision for credit losses
United States	$9,169	$7,735	$12,735	$12,895
Canada	2,911	449	3,083	548

Total	$12,080	$8,184	$15,818	$13,443

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	As of September 30, 2012	As of December 31, 2011
Segment assets
United States	$10,653,656	$9,654,594
Canada	2,594,918	2,358,198
Eliminations	(222,750)	(111,641)

Total	$13,025,824	$11,901,151

Managed portfolio
United States	$9,132,370	$7,827,253
Canada	2,112,938	1,774,445

Total	$11,245,308	$9,601,698

NOTE 9: RELATED-PARTY TRANSACTIONS

        The Company receives compensation from CNH North America for retail installment sales contracts and finance leases that were created under certain low-rate financing programs and interest waiver programs offered to customers by CNH North America. The amount recognized from CNH North America for below-market interest rate financing is included in "Interest and other income from affiliates" in the accompanying consolidated statements of income, and was $50,882 and $51,851 for the three months ended September 30, 2012 and 2011, respectively, and $155,856 and $164,967 for the nine months ended September 30, 2012 and 2011, respectively.

        For selected operating leases, CNH North America compensates the Company for the difference between the market rental rates and the amount paid by the customer and is included in "Interest and other income from affiliates" in the accompanying consolidated statements of income. For the three months ended September 30, 2012 and 2011, the amount recognized from CNH North America for these operating leases is $7,591 and $6,453, respectively, and for the nine months ended September 30, 2012 and 2011, the amount recognized from CNH North America for these operating leases is $22,053 and $18,791, respectively.

        Similarly, for selected wholesale receivables, CNH North America compensates the Company for the difference between market rates and the amount paid by the dealer and is included in "Interest and other income from affiliates." For the three months ended September 30, 2012 and 2011, the amount recognized by CNH North America for these wholesale receivables is $38,873 and $27,705, respectively, and for the nine months ended September 30, 2012 and 2011, the amount recognized by CNH North America for these wholesale receivables is $110,319 and $90,262, respectively.

        Accounts payable and other accrued liabilities of $83,656 and $24,221, respectively, as of September 30, 2012 and December 31, 2011, were payable to related parties.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 10: COMMITMENTS AND CONTINGENCIES

Legal Matters

        The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

Guarantees

        The Company provides payment guarantees on the financial debt of various CNH European affiliates for approximately $291,206. The guarantees are in effect for the term of the underlying funding facilities, which have various maturities through 2017.

Commitments

        At September 30, 2012, the Company has various agreements to extend credit for the following managed portfolios:

	Total Credit Limit	Utilized	Unfunded Commitment
Commercial revolving accounts	$3,777,225	$310,689	$3,466,536
Wholesale and dealer financing	$5,285,100	$3,840,444	$1,444,656

        The commercial revolving accounts are issued by the Company to retail customers for purchases of parts and services at CNH North America equipment dealers.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        CNH Capital America LLC and New Holland Credit Company, LLC, which are wholly-owned subsidiaries of CNH Capital LLC (the "Guarantor Entities"), guarantee certain indebtedness of CNH Capital LLC. As the guarantees are full, unconditional, and joint and several and as the Guarantor Entities are wholly-owned by CNH Capital LLC, the Company has included the following condensed consolidating financial information as of September 30, 2012 and December 31, 2011 and for the three and nine months

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

ended September 30, 2012 and 2011. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

	Condensed Statements of Comprehensive Income for the Three Months Ended September 30, 2012
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES:
Interest income on retail and other notes and finance leases	$—	$2,650	$59,066	$—	$61,716
Interest and other income from affiliates	—	46,382	88,636	(37,097)	97,921
Servicing fee income	—	21,185	29	(21,007)	207
Rental income on operating leases	—	20,314	13,360	—	33,674
Other income	—	8,823	8,718	—	17,541

Total revenues	—	99,354	169,809	(58,104)	211,059

EXPENSES:
Interest expense:
Interest expense to third parties	10,860	1,294	39,948	—	52,102
Interest expense to affiliates	83	37,314	9,112	(37,097)	9,412

Total interest expense	10,943	38,608	49,060	(37,097)	61,514

Operating expenses:
Fees charged by affiliates	—	12,239	23,680	(21,007)	14,912
Provision for credit losses	—	3,735	8,345	—	12,080
Depreciation of equipment on operating leases	—	15,963	11,058	—	27,021
Other expenses (income)	—	6,521	1,637	—	8,158

Total operating expenses	—	38,458	44,720	(21,007)	62,171

Total expenses	10,943	77,066	93,780	(58,104)	123,685

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(10,943)	22,288	76,029	—	87,374
Income tax (benefit) provision	(4,287)	9,152	25,558	—	30,423
Equity in income of consolidated subsidiaries accounted for under the equity method	63,133	49,997	—	(113,130)	—

NET INCOME	56,477	63,133	50,471	(113,130)	56,951
Net income attributed to noncontrolling interest	—	—	(474)	—	(474)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$56,477	$63,133	$49,997	$(113,130)	$56,477

COMPREHENSIVE INCOME	$83,025	$89,681	$72,498	$(161,705)	$83,499
Comprehensive income attributed to noncontrolling interest	—	—	(474)	—	(474)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$83,025	$89,681	$72,024	$(161,705)	$83,025

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Nine Months Ended September 30, 2012
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES:
Interest income on retail and other notes and finance leases	$—	$9,402	$169,170	$—	$178,572
Interest and other income from affiliates	—	130,291	263,369	(102,689)	290,971
Servicing fee income	—	60,198	125	(59,522)	801
Rental income on operating leases	—	62,402	37,264	—	99,666
Other income	—	22,590	28,287	—	50,877

Total revenues	—	284,883	498,215	(162,211)	620,887

EXPENSES:
Interest expense:
Interest expense to third parties	31,468	4,705	127,120	—	163,293
Interest expense to affiliates	228	102,682	26,890	(102,689)	27,111

Total interest expense	31,696	107,387	154,010	(102,689)	190,404

Operating expenses:
Fees charged by affiliates	—	38,515	68,202	(59,522)	47,195
(Benefit) provision for credit losses	—	(10,294)	26,112	—	15,818
Depreciation of equipment on operating leases	—	49,636	30,779	—	80,415
Other expenses (income)	—	21,688	4,497	—	26,185

Total operating expenses	—	99,545	129,590	(59,522)	169,613

Total expenses	31,696	206,932	283,600	(162,211)	360,017

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(31,696)	77,951	214,615	—	260,870
Income tax (benefit) provision	(12,420)	30,913	73,291	—	91,784
Equity in income of consolidated subsidiaries accounted for under the equity method	187,136	140,098	—	(327,234)	—

NET INCOME	167,860	187,136	141,324	(327,234)	169,086
Net income attributed to noncontrolling interest	—	—	(1,226)	—	(1,226)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$167,860	$187,136	$140,098	$(327,234)	$167,860

COMPREHENSIVE INCOME	$194,769	$214,045	$163,693	$(376,512)	$195,995
Comprehensive income attributed to noncontrolling interest	—	—	(1,226)	—	(1,226)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$194,769	$214,045	$162,467	$(376,512)	$194,769

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of September 30, 2012
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$170,923	$121,999	$—	$292,922
Restricted cash	—	100	675,038	—	675,138
Receivables, less allowance for credit losses	—	695,718	10,391,068	—	11,086,786
Retained interests in securitized receivables	—	5,583	7,106	(4,316)	8,373
Affiliated accounts and notes receivable	629,003	1,909,687	1,214,870	(3,737,609)	15,951
Equipment on operating leases, net	—	429,141	309,376	—	738,517
Equipment held for sale	—	15,102	5,082	—	20,184
Investments in consolidated subsidiaries accounted for under the equity method	1,420,509	1,700,202	—	(3,120,711)	—
Goodwill and intangible assets	—	84,212	36,651	—	120,863
Other assets	16,107	5,538	45,445	—	67,090

TOTAL	$2,065,619	$5,016,206	$12,806,635	$(6,862,636)	$13,025,824

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES:
Short-term debt, including current maturities of long-term debt	$—	$118,603	$4,675,484	$—	$4,794,087
Accounts payable and other accrued liabilities	15,730	2,243,707	1,123,575	(2,961,576)	421,436
Affiliated debt	9,731	1,051,123	867,359	(780,349)	1,147,864
Long-term debt	650,000	182,264	4,383,466	—	5,215,730

Total liabilities	675,461	3,595,697	11,049,884	(3,741,925)	11,579,117
STOCKHOLDER'S EQUITY	1,390,158	1,420,509	1,756,751	(3,120,711)	1,446,707

TOTAL	$2,065,619	$5,016,206	$12,806,635	$(6,862,636)	$13,025,824

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2012
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(278)	$(580,853)	$1,034,918	$56,739	$510,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(11,104,286)	(12,802,889)	10,043,100	(13,864,075)
Collections of receivables	—	11,251,988	11,028,995	(10,043,062)	12,237,921
Decrease in restricted cash	—	—	97,290	—	97,290
Purchase of equipment on operating leases, net	—	(101,483)	(61,724)	—	(163,207)
Other investing activities	—	(151)	—	—	(151)

Net cash from (used in) investing activities	—	46,068	(1,738,328)	38	(1,692,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	278	448,164	(66,894)	(56,777)	324,771
Net (decrease) increase in indebtedness	—	(48,664)	604,418	—	555,754

Net cash from financing activities	278	399,500	537,524	(56,777)	880,525

DECREASE IN CASH AND CASH EQUIVALENTS	—	(135,285)	(165,886)	—	(301,171)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	306,208	287,885	—	594,093

End of period	$—	$170,923	$121,999	$—	$292,922

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Three Months Ended September 30, 2011
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES:
Interest income on retail and other notes and finance leases	$—	$4,041	$55,093	$—	$59,134
Interest and other income from affiliates	—	40,244	85,848	(31,285)	94,807
Servicing fee income	—	18,600	97	(18,348)	349
Rental income on operating leases	—	22,859	11,516	—	34,375
Other income	—	7,626	11,008	—	18,634

Total revenues	—	93,370	163,562	(49,633)	207,299

EXPENSES:
Interest expense:
Interest expense to third parties	1,273	1,430	50,992	—	53,695
Interest expense to affiliates	53	33,766	7,579	(31,285)	10,113

Total interest expense	1,326	35,196	58,571	(31,285)	63,808

Operating expenses:
Fees charged by affiliates	—	11,784	21,427	(18,348)	14,863
Provision for credit losses	—	3,663	4,521	—	8,184
Depreciation of equipment on operating leases	—	18,127	9,557	—	27,684
Other expenses	—	5,915	3,729	—	9,644

Total operating expenses	—	39,489	39,234	(18,348)	60,375

Total expenses	1,326	74,685	97,805	(49,633)	124,183

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(1,326)	18,685	65,757	—	83,116
Income tax (benefit) provision	(528)	6,397	24,390	—	30,259
Equity in income of consolidated subsidiaries accounted for under the equity method	53,360	41,072	—	(94,432)	—

NET INCOME	52,562	53,360	41,367	(94,432)	52,857
Net income attributed to noncontrolling interest	—	—	(295)	—	(295)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$52,562	$53,360	$41,072	$(94,432)	$52,562

COMPREHENSIVE INCOME	$10,800	$11,598	$547	$(11,850)	$11,095
Comprehensive income attributed to noncontrolling interest	—	—	(295)	—	(295)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$10,800	$11,598	$252	$(11,850)	$10,800

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Nine Months Ended September 30, 2011
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES:
Interest income on retail and other notes and finance leases	$—	$13,554	$163,259	$—	$176,813
Interest and other income from affiliates	—	111,554	258,969	(85,826)	284,697
Servicing fee income	—	53,356	441	(52,477)	1,320
Rental income on operating leases	—	64,062	39,767	—	103,829
Other income	—	22,018	32,127	—	54,145

Total revenues	—	264,544	494,563	(138,303)	620,804

EXPENSES:
Interest expense:
Interest expense to third parties	1,273	(7,824)	173,759	—	167,208
Interest expense to affiliates	131	98,164	23,437	(85,826)	35,906

Total interest expense	1,404	90,340	197,196	(85,826)	203,114

Operating expenses:
Fees charged by affiliates	—	36,286	61,740	(52,477)	45,549
Provision (benefit) for credit losses	—	8,987	4,456	—	13,443
Depreciation of equipment on operating leases	—	50,966	33,665	—	84,631
Other expenses	—	22,701	4,866	—	27,567

Total operating expenses	—	118,940	104,727	(52,477)	171,190

Total expenses	1,404	209,280	301,923	(138,303)	374,304

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(1,404)	55,264	192,640	—	246,500
Income tax (benefit) provision	(559)	18,060	72,262	—	89,763
Equity in income of consolidated subsidiaries accounted for under the equity method	156,482	119,278	—	(275,760)	—

NET INCOME	155,637	156,482	120,378	(275,760)	156,737
Net income attributed to noncontrolling interest	—	—	(1,100)	—	(1,100)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$155,637	$156,482	$119,278	$(275,760)	$155,637

COMPREHENSIVE INCOME	$128,356	$129,201	$94,863	$(222,964)	$129,456
Comprehensive income attributed to noncontrolling interest	—	—	(1,100)	—	(1,100)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$128,356	$129,201	$93,763	$(222,964)	$128,356

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of December 31, 2011
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$306,208	$287,885	$—	$594,093
Restricted cash	—	100	767,259	—	767,359
Receivables, less allowance for credit losses	—	834,392	8,552,157	—	9,386,549
Retained interests in securitized receivables	—	6,464	15,103	(4,278)	17,289
Affiliated accounts and notes receivable	641,566	1,184,507	1,436,347	(3,068,503)	193,917
Equipment on operating leases, net	—	377,294	270,323	—	647,617
Equipment held for sale	—	27,106	5,025	—	32,131
Investments in consolidated subsidiaries accounted for under the equity method	1,203,432	1,567,061	—	(2,770,493)	—
Goodwill and intangible assets	—	84,720	35,369	—	120,089
Other assets	13,588	33,283	95,236	—	142,107

TOTAL	$1,858,586	$4,421,135	$11,464,704	$(5,843,274)	$11,901,151

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES:
Short-term debt, including current maturities of long-term debt	$—	$160,200	$4,635,835	$—	$4,796,035
Accounts payable and other accrued liabilities	6,777	2,265,212	528,047	(2,349,208)	450,828
Affiliated debt	9,453	602,960	930,430	(723,573)	819,270
Long-term debt	650,000	189,331	3,748,442	—	4,587,773

Total liabilities	666,230	3,217,703	9,842,754	(3,072,781)	10,653,906
STOCKHOLDER'S EQUITY	1,192,356	1,203,432	1,621,950	(2,770,493)	1,247,245

TOTAL	$1,858,586	$4,421,135	$11,464,704	$(5,843,274)	$11,901,151

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(153,125)	$94,757	$449,131	$18,117	$408,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(10,204,270)	(11,365,186)	8,771,781	(12,797,675)
Collections of receivables	—	10,381,039	10,129,970	(8,771,614)	11,739,395
Decrease in restricted cash	—	—	79,387	—	79,387
Purchase of equipment on operating leases, net	—	(91,559)	(2,015)	—	(93,574)
Other investing activities	—	(143)	—	—	(143)

Net cash from (used in) investing activities	—	85,067	(1,157,844)	167	(1,072,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	3,125	(314,056)	(44,272)	(18,284)	(373,487)
Net increase in indebtedness	150,000	91,134	606,980	—	848,114

Net cash from (used in) financing activities	153,125	(222,922)	562,708	(18,284)	474,627

DECREASE IN CASH AND CASH EQUIVALENTS	—	(43,098)	(146,005)	—	(189,103)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	200,287	220,505	—	420,792

End of period	$—	$157,189	$74,500	$—	$231,689

NOTE 12: SUBSEQUENT EVENTS

        On October 18, 2012, CNH Capital completed an offering of $750,000 in aggregate principal amount of its 3.875% unsecured notes due 2015, issued at par.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Organization

        We offer a range of financial products and services to our North American dealers and customers. The principal products offered are retail financing for the purchase or lease of new and used CNH North America equipment and wholesale financing to our dealers. Wholesale financing consists primarily of floor plan financing as well as financing equipment used in dealer-owned rental yards, parts inventory and working capital needs. In addition, we purchase equipment from dealers that is leased to retail customers under operating lease agreements, and we finance customers using our private-label commercial revolving accounts.

Trends and Economic Conditions

        Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the nine months ended September 30, 2012, CNH agricultural equipment sales increased 11% compared to the nine months ended September 30, 2011. CNH construction equipment sales increased 2% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

        In general, our loan mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers ("farmers") may affect the majority of our lending portfolio.

        Overall, the North American agricultural industry has shown stability during the recent economic crisis. During the past five years, farm income in North America has experienced some of its highest historical levels. The relatively fixed supply of North American agricultural farm land combined with the growing global demand for food products has been one of the drivers of strong commodity prices and growth in farm equity. The financing we provide to our borrowers is secured by the financed equipment, which typically has a long useful life and is a key component in the farmers' sources of income. All of these factors contribute in part to the strong credit performance of our lending portfolio in recent periods.

        Net income attributable to CNH Capital LLC was $56.5 million for the three months ended September 30, 2012, compared to $52.6 million for the three months ended September 30, 2011. We generated improved financial margins on a higher average portfolio. Net income attributable to CNH Capital LLC was $167.9 million for the nine months ended September 30, 2012, compared to $155.6 million for the nine months ended September 30, 2011. The total retail receivables balance 30 days or more past due as a percentage of the retail receivables was 0.9%, 1.0% and 1.2% at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. Market conditions continued to stabilize in the construction and agricultural equipment sectors during the relevant periods.

        Macroeconomic issues for us include the uncertainty of the global economic recovery, the impact of sovereign and state debt, capital market disruptions, the availability of credit for us and our customers, the effectiveness of governmental actions in respect to monetary policies, general economic conditions and financial regulatory reform.

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Revenues

        Revenues for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Interest income on retail and other notes and finance leases	$61,716	$59,134	$2,582	4.4%
Interest and other income from affiliates	97,921	94,807	3,114	3.3
Servicing fee income	207	349	(142)	(40.7)
Rental income on operating leases	33,674	34,375	(701)	(2.0)
Other income	17,541	18,634	(1,093)	(5.9)

Total revenues	$211,059	$207,299	$3,760	1.8%

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Interest income on retail and other notes and finance leases	$178,572	$176,813	$1,759	1.0%
Interest and other income from affiliates	290,971	284,697	6,274	2.2
Servicing fee income	801	1,320	(519)	(39.3)
Rental income on operating leases	99,666	103,829	(4,163)	(4.0)
Other income	50,877	54,145	(3,268)	(6.0)

Total revenues	$620,887	$620,804	$83	(0.0)%

        Revenues totaled $211.1 million and $620.9 million for the three and nine months ended September 30, 2012 compared to $207.3 million and $620.8 million for the same periods in 2011, respectively. The increase in revenues for both the three and nine month periods were primarily due to increases in interest income on retail and other notes and finance leases and interest and other income from affiliates, partially offset by decreases in rental income on operating leases and other income.

        Interest income on retail and other notes and finance leases for the three and nine months ended September 30, 2012 was $61.7 million and $178.6 million, representing increases of $2.6 million and $1.8 million from the same periods in 2011, respectively. For the third quarter, the increase was primarily due to a $7.2 million favorable impact from higher average earning assets partially offset by a $4.6 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables. For the nine months ended September 30, 2012, compared to the same period in 2011, the increase was primarily due to a $30.8 million favorable impact from higher average earning assets offset by a $29.0 million unfavorable impact from lower interest rates.

        Interest and other income from affiliates for the three and nine months ended September 30, 2012 was $97.9 million and $291.0 million compared to $94.8 million and $284.7 million for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2012, compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers was $50.9 million and $155.9 million, a decrease of $1.0 million and $9.1 million from the same periods in 2011, respectively. The decreases for both periods were primarily due to decreases in marketing programs. Included in "Interest and other income from affiliates" was compensation for the difference between the market rental rates and the amounts paid by the customers of

CNH North America. For the three and nine months ended September 30, 2012, this compensation was $7.6 million and $22.1 million, an increase of $1.1 million and $3.3 million for the same periods in 2011, respectively. This increase is primarily due to the mix of equipment eligible for subvention. Compensation from CNH North America for wholesale marketing programs was $38.9 million and $110.3 million compared to $27.7 million and $90.3 million for the three and nine months ended 2012 and 2011, respectively. The increases were primarily due to higher average earning wholesale assets.

        Rental income on operating leases for the three and nine months ended September 30, 2012 was $33.7 million and $99.7 million, a decrease of $0.7 million and $4.2 million from the same periods in 2011. The decrease in the third quarter was due to a $4.1 million unfavorable impact from lower interest rates on new and existing operating leases, partially offset by a $3.4 million favorable impact from higher average earning assets. For the nine months ended September 30, 2012 compared to the same period in 2011, the decrease was primarily due to a $12.8 million unfavorable impact from lower rates on new and existing operating leases, partially offset by a $8.6 million favorable impact from higher average earning assets.

Expenses

        Interest expense totaled $61.5 million and $190.4 million for the three and nine months ended September 30, 2012 compared to $63.8 million and $203.1 million for the same periods in 2011, respectively. The decrease in the three months ended September 30, 2012 was due to a $9.1 million favorable impact from lower average interest rates, partially offset by a $6.8 million unfavorable impact from higher average total debt. For the nine months ended September 30, 2012 compared to the same period in 2011, the decrease was primarily due to a $32.2 million favorable impact from lower average interest rates, partially offset by a $19.5 unfavorable impact from higher average total debt.

        Total operating expenses were $62.2 million and $169.6 million for the three and nine months ended September 30, 2012 compared to $60.4 million and $171.2 million for the same periods in 2011. The increase in the three months ended September 30, 2012 was primarily due to an increase in the provision for credit losses. For the nine months ended September 30, 2012, total operating expenses decreased primarily due to a reduction in depreciation of equipment on operating leases as a result of higher residual values on new originations.

        The provision for credit losses was $12.1 million and $15.8 million for the three and nine months ended September 30, 2012 compared to $8.2 million and $13.4 million for the same periods in 2011, respectively. The increases in provision for credit losses were primarily due to growth in the portfolio.

        The effective tax rate was 34.8% and 35.2% for the three and nine months ended September 30, 2012 compared to 36.4% for the same periods in 2011. The lower rate in the nine months ended September 30, 2012 was primarily due to the geographic mix of earnings that resulted in better utilization of the Company's tax attributes.

Receivables and Equipment on Operating Leases Originated and Held

        Receivable and equipment on operating lease originations for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Retail receivables	$1,070,765	$939,751	$131,014	13.9%
Wholesale receivables	3,653,879	3,217,284	436,595	13.6
Other	279,301	276,865	2,436	0.9
Equipment on operating leases	125,362	62,028	63,334	102.1

Total originations	$5,129,307	$4,495,928	$633,379	14.1%

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Retail receivables	$2,868,004	$2,587,663	$280,341	10.8%
Wholesale receivables	10,244,168	9,488,822	755,346	8.0
Other	751,903	721,190	30,713	4.3
Equipment on operating leases	308,195	250,818	57,377	22.9

Total originations	$14,172,270	$13,048,493	$1,123,777	8.6%

        Retail and wholesale receivable originations increased in the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to increased unit sales of CNH North America equipment. The increases in equipment on operating lease originations for the three and nine months ended September 30, 2012 compared to the same periods in 2011 were due to the mix of leasing programs offered.

        Total receivables and equipment on operating leases held as of September 30, 2012, December 31, 2011 and September 30, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011	September 30, 2011
Retail receivables	$6,963,049	$6,258,289	$5,989,675
Wholesale receivables	3,907,828	2,972,116	3,388,203
Other	314,260	262,817	326,365
Equipment on operating leases	738,517	647,617	614,272

Total receivables and equipment on operating leases	$11,923,654	$10,140,839	$10,318,515

        The total retail receivables balance 30 days or more past due as a percentage of the retail receivables was 0.9%, 1.0% and 1.2% at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. Market conditions continued to stabilize in the construction and agricultural equipment sectors during the relevant periods. The total wholesale receivables balance 30 days or more past due as a percentage of the wholesale receivables was not significant with respect to any of the foregoing periods. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income were $38.3 million, $55.5 million and $67.7 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. Total wholesale receivables on nonaccrual status were $81.2 million, $54.4 million and $54.5 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

        Total receivable write-off amounts and recoveries, by product for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Write-offs:
Retail	$3,067	$6,261	$24,456	$20,281
Wholesale	98	1,412	136	11,594
Other	1,852	2,399	6,220	10,078

Total write-offs	5,017	10,072	30,812	41,953

Recoveries:
Retail	(1,063)	(1,522)	(3,942)	(4,321)
Wholesale	(64)	(39)	(166)	(360)
Other	(894)	(775)	(2,396)	(2,366)

Total recoveries	(2,021)	(2,336)	(6,504)	(7,047)

Write-offs, net of recoveries:
Retail	2,004	4,739	20,514	15,960
Wholesale	34	1,373	(30)	11,234
Other	958	1,624	3,824	7,712

Total write-offs, net of recoveries	$2,996	$7,736	$24,308	$34,906

        The increase in retail write-offs for the nine months ended September 30, 2012 was due to the write-off of one retail customer ($13.8 million) in a non-core business that we have exited and for which a full reserve had been made. Higher wholesale write-offs for the nine months ended September 30, 2011 were primarily due to losses incurred with one dealer.

        Our allowance for credit losses on all receivables financed totaled $98.4 million at September 30, 2012, $106.7 million at December 31, 2011 and $95.8 million at September 30, 2011. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. We believe our allowance is sufficient to provide for losses in our existing receivable portfolio.

Liquidity and Capital Resources

        The following discussion of liquidity and capital resources principally focuses on our statements of cash flows, balance sheets and capitalization. The majority of our originated receivables are securitized, and cash generated from such receivables is utilized to pay the related debt. In addition, we have unsecured borrowings, committed secured and unsecured facilities, affiliate borrowing and cash to fund our liquidity and capital needs.

        CNH Capital's current funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments and funding options. In the past, securitization has been one of our most economical sources of funding, and with our current non-investment grade rating, we expect securitization to continue to represent a substantial portion of our capital structure. In addition to our current funding and liquidity sources, which include a combination of term receivables securitizations, committed asset-backed and unsecured facilities, secured and unsecured borrowings and affiliate funding sources, we expect changes to our funding profile as costs and terms of accessing the unsecured term market improve.

Cash Flows

	For the Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash flows provided by (used in):
Operating activities	$510,526	$408,880
Investing activities	(1,692,222)	(1,072,610)
Financing activities	880,525	474,627

Net cash decrease	$(301,171)	$(189,103)

        Operating activities in the nine months ended September 30, 2012 generated cash of $511 million, resulting primarily from net income of $169 million, a decrease in affiliated accounts and notes receivables of $178 million and a decrease in other assets and equipment held for sale of $92 million, partially offset by a decrease in accounts payable and other accrued liabilities of $48 million. Cash generated from operating activities in the nine months ended September 30, 2012 increased compared to the nine months ended September 30, 2011 primarily due to a decrease in affiliated accounts and notes receivables.

        Cash flows used in investing activities in the nine months ended September 30, 2012 totaled $1.7 billion, resulting primarily from a net growth in receivables of $1.6 billion, and $308 million in expenditures for equipment on operating leases, partially offset by a decrease in restricted cash of $97 million and proceeds from the sale of equipment on operating leases of $145 million. The increase of cash used in investing activities in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to a higher growth in receivables.

        Cash flows of $881 million from financing activities in the nine months ended September 30, 2012 primarily reflected the net cash received of $325 million from affiliated debt and net cash received of $556 million from long-term debt and short-term borrowings. The increase in cash received from financing activities in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to increased borrowings necessitated by the growth in receivables.

Securitization

        CNH Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Capital has completed public and private issuances of asset-backed securities in both the U.S. and Canada and, as of September 30, 2012, the amounts outstanding were approximately $6.4 billion.

        We will strive to continue to tailor our transactions to applicable market conditions while optimizing economic terms and reducing execution risks.

Committed Asset-Backed Facilities

        CNH Capital has committed asset-backed facilities with several banks, primarily through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $4.1 billion at September 30, 2012, with original purchase maturities of one to two years. The excess availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions. At September 30, 2012, approximately $1.5 billion of funding was available for use under these facilities.

Other Financing Transactions

        CNH Capital has also met some of its funding needs through financing opportunities such as bank loans secured by various receivables, third-party direct sale transactions and private short-term lending agreements.

Affiliate Sources

        CNH Capital borrows, as needed, from CNH. This source of funding is primarily used to finance various on-book assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We have obtained financing from Fiat Industrial treasury subsidiaries and, from time to time, have entered into term loan agreements. At September 30, 2012, affiliated debt was $1.1 billion, up from $0.8 billion at December 31, 2011.

Equity Position

        Our equity position also supports our capabilities to access various funding sources. Our stockholder's equity at September 30, 2012 was $1.4 billion, compared to $1.2 billion at December 31, 2011.

Liquidity

        The vast majority of CNH Capital's debt is self-liquidating from the cash generated by the underlying amortizing receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset-backed facilities until being refinanced in the term ABS market or with other third-party debt. New wholesale receivables are typically financed through a master trust and funded by variable funding notes or in the term ABS market. Cash and commitments under the facilities shown in the table below totaled $5.4 billion, of which $2.2 billion was available for use at September 30, 2012.

(in thousands)
Cash, cash equivalents and restricted cash	$968,060
Committed asset-backed facilities	4,056,807
Committed unsecured facility	350,000

Total cash and facilities	5,374,867
Less: restricted cash	675,138
Less: facilities utilization	2,511,906

Total available for use	$2,187,823

        The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

        In connection with a limited number of funding transactions, CNH Capital America LLC provides financial guarantees to various parties on behalf of certain foreign Financial Services subsidiaries, in an amount not to exceed $291.2 million as of September 30, 2012.

Cautionary Note Regarding Forward-Looking Statements

        All statements other than statements of historical fact contained in this quarterly report, including statements regarding our competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, capital expenditures, capital structure or other financial items; costs; and plans and objectives of management regarding operations, products and services, are forward-looking statements. These statements may include terminology such as "may," "will,"

"expect," "could," "should," "intend," "estimate," "anticipate," "believe," "outlook," "continue," "remain," "on track," "design," "target," "objective," "goal," or similar terminology.

        Our outlook is predominantly based on our interpretation of what we consider to be key economic assumptions and involves risks and uncertainties that could cause actual results to differ (possibly materially) from such forward-looking statements. Macro-economic factors including monetary policy, interest rates, currency exchange rates, inflation, deflation, credit availability and government intervention in an attempt to influence such factors may have a material impact on our customers and the demand for our services. The demand for CNH's products and, in turn, our products and services is influenced by a number of factors, including, among other things: general economic conditions; demand for food; commodity prices, raw material and component prices and stock levels; net farm income levels; availability of credit; developments in biofuels; infrastructure spending rates; housing starts; commercial construction; seasonality of demand; changes and uncertainties in the monetary and fiscal policies of various governmental and regulatory entities; the ability to maintain key dealer relationships; currency exchange rates and interest rates; pricing policies by CNH or its competitors; political, economic and legislative changes; and the other risks described in "Risk Factors." Some of the other significant factors that may affect our results include our access to credit, restrictive covenants in our debt agreements, actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit ratings of CNH Global and Fiat Industrial, risks related to our relationship with Fiat Industrial, weather, climate change and natural disasters, actions taken by our competitors, the effect of changes in laws and regulations, the results of legal proceedings and employee relations.

        Furthermore, in light of recent difficult economic conditions, both globally and in the industries in which we operate, it is particularly difficult to forecast our results and any estimates or forecasts of particular periods that we provide are uncertain. We can give no assurance that the expectations reflected in our forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the factors we disclose that could cause our actual results to differ materially from our expectations. We undertake no obligation to update or revise publicly any forward-looking statements.

Critical Accounting Policies and Estimates

        See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2011 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the nine months ended September 30, 2012.

New Accounting Pronouncements

        There were no new accounting standards adopted during the nine months ended September 30, 2012.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2012. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        CNH Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Capital's financial position or results of operations.

Item 1A.    Risk Factors

Risks Related to Our Indebtedness and Liquidity

Credit rating changes could affect our access to funding and our cost of funds, which could in turn adversely affect our financial position and results of operations.

        Our access to, and cost of, funding depends on, among other things, the credit ratings of us, CNH, our asset-backed securitization ("ABS") transactions and Fiat Industrial. The rating agencies may change our credit ratings or take other similar actions, which could affect our access to the capital markets and the cost and terms of future borrowings and, therefore, could adversely affect our financial position and results of operations. A lack of funding could result in our inability to meet customer demand for equipment financing, while increased funding costs would lead to decreased profits and could result in our inability to meet customer demand at attractive interest rates, which in turn may adversely affect our financial position and results of operations.

We have significant outstanding indebtedness, which may limit our ability to obtain additional funding and limit our financial and operating flexibility.

        As of September 30, 2012, we had an aggregate of $11.2 billion of consolidated indebtedness and our equity was $1.4 billion. In addition, on October 18, 2012, we completed a private offering of $750 million in aggregate principal amount of our 3.875% notes due 2015, which are senior unsecured obligations of CNH Capital LLC and are guaranteed by CNH Capital America and New Holland Credit.

        The extent of our indebtedness could have important consequences to our operations and financial results, including:

  •
  we may not be able to secure additional funds for working capital, capital expenditures, debt service requirements or general corporate purposes;

  •
  we may need to use a portion of our projected future cash flow from operations to pay principal and interest on our indebtedness, which may reduce the amount of funds available to us for other purposes;

  •
  we may be more financially leveraged than some of our competitors, which could put us at a competitive disadvantage;

  •
  we may not be able to adjust rapidly to changing market conditions, which may make us more vulnerable to a downturn in general economic conditions or our business; and

  •
  we may not be able to access the capital markets on favorable terms, which may adversely affect our ability to provide competitive retail and wholesale financing programs.

Restrictive covenants in our debt agreements could limit our financial and operating flexibility.

        The indentures governing our outstanding indebtedness contain, and other credit agreements to which we are a party may contain, covenants that restrict our ability and/or that of our subsidiaries to, among other things:

  •
  incur additional debt;

  •
  make certain investments;

  •
  enter into certain types of transactions with affiliates;

  •
  use assets as security in other transactions;

  •
  enter into sale and leaseback transactions; and/or

  •
  sell certain assets or merge with or into other companies.

        These restrictive covenants could limit our financial and operating flexibility. For example:

  •
  limits on incurring additional debt and using assets as security in other transactions could materially limit our future business prospects by restricting us from financing as many customers as would be otherwise available to us, particularly if our traditional funding sources (including principally the ABS markets) were not available to us;

  •
  limits on investments could result in a return on our assets that is lower than that of our competitors; and

  •
  limits on the sale of assets or merger with or into other companies could deny us a future business opportunity despite the benefits that could be realized from such a transaction.

        In addition, we are required to maintain certain coverage levels for leverage and EBITDA. Our leverage ratio, defined as the ratio of total net debt to equity, is required not to exceed 9.00:1, and our EBITDA coverage ratio, defined as the ratio of EBITDA to finance charges (interest expenses on a consolidated basis), is required to be at least 1.15:1.

        Our ability to meet any of these restrictive covenants may be affected by events beyond our control, which could result in material adverse consequences that negatively impact our business, results of operations and financial position. If we fail to comply with these restrictive covenants, we may be unable to borrow additional funds and our lenders or debt holders may declare a default and demand the immediate repayment of all outstanding amounts owed to them. We cannot assure you that we will continue to comply with each restrictive covenant at all times, particularly if we were to encounter challenging and volatile market conditions.

Risks Related to Our Business, Strategy and Operations

Reduced demand for equipment would reduce the opportunities for us to finance equipment.

        Our business is largely dependent upon the demand for CNH North America's products and its customers' willingness to enter into financing or leasing arrangements with respect thereto, which may be negatively affected by challenging global economic conditions. As a result, a significant and prolonged decrease in demand for CNH North America's products could have a material adverse effect on our business, financial position, results of operations and cash flows. Our primary business is to provide retail and wholesale financing alternatives for CNH North America's products to CNH North America's customers and dealers. The demand for CNH North America's products and our financing products and services is influenced by a number of factors, including:

  •
  general economic conditions, including shifts in key economic indicators such as gross domestic product;

  •
  demand for food;

  •
  commodity prices and stock levels;

  •
  net farm income levels;

  •
  availability of credit;

  •
  developments in biofuels;

  •
  infrastructure spending rates;

  •
  housing starts;

  •
  commercial construction;

  •
  seasonality of demand;

  •
  changes and uncertainties in the monetary and fiscal policies of various governmental and regulatory entities;

  •
  CNH North America's ability to maintain key dealerships;

  •
  currency exchange rates and interest rates;

  •
  pricing policies by CNH North America or its competitors; and

  •
  political, economic and legislative changes.

        In the equipment industry, changes in demand can occur suddenly, resulting in imbalances in inventories, product capacity, and prices for new and used equipment. If fewer pieces of equipment are sold, CNH Capital will be presented with fewer opportunities to finance equipment.

Change in support from CNH North America could limit our ability to offer competitively priced financing to our customers and reduce the percentage of CNH North America's products financed by us, which may in turn have a material adverse effect on our business, financial position, results of operations and cash flows.

        We participate in certain marketing programs sponsored by CNH North America that allow us to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or gift cards redeemable for parts or services). This support from CNH North America provides a material competitive advantage in offering financing to customers of CNH North America's products. Any elimination or reduction of these marketing programs, which affects our ability to offer competitively priced financing to customers, in turn could reduce the percentage of CNH North America's products financed by us and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the year ended December 31, 2011 and the nine months ended September 30, 2012, the revenues recognized by us from our affiliates for marketing programs were $378.4 million and $288.2 million, respectively, both representing 46% of our total revenues.

        CNH North America also provides us with other types of operational and administrative support, such as human resources and legal assistance. For the year ended December 31, 2011 and the nine months ended September 30, 2012, we incurred fees charged by our affiliates of $62.9 million and $47.2 million, respectively, representing 26% and 28%, respectively, of our total operating expenses.

        CNH North America also provides a portion of our funding. The portion of funding provided by CNH North America is based on various factors, including anticipated external funding transactions, and will fluctuate over time. As of December 31, 2011 and September 30, 2012, CNH North America had loans outstanding to us of $525.9 million and $1.1 billion, respectively.

        Any change in support from CNH North America could negatively impact our results of operations.

An increase in customer credit risk may result in higher delinquencies and defaults, and a deterioration in collateral valuation may reduce our collateral recoveries, which could increase losses on our loans and leases and adversely affect our financial position and results of operations.

        Fundamental to any organization that extends credit is the credit risk associated with its customers. The creditworthiness of each customer, and the rates of delinquencies, repossessions and net losses relating to customer loans are impacted by many factors, including:

  •
  relevant industry and general economic conditions (in particular, those conditions most directly affecting the agricultural and construction industries);

  •
  the availability of capital;

  •
  changes in interest rates;

  •
  the experience and skills of the customer's management team;

  •
  commodity prices;

  •
  political events;

  •
  weather; and

  •
  the value of the collateral securing the extension of credit.

        A deterioration in the quality of our financial assets, an increase in delinquencies or a reduction in collateral recovery rates could have an adverse impact on our performance. These risks become more acute in any economic slowdown or recession due to decreased demand for (or the availability of) credit, declining asset values, changes in government subsidies, reductions in collateral to loan balance ratios, and an increase in foreclosures and losses. In such circumstances, our loan servicing and litigation costs may also increase. In addition, governments may pass laws, or implement regulations, that modify rights and obligations under existing agreements, or which prohibit or limit the exercise of contractual rights.

        When loans default and we repossess collateral securing the repayment of the loan, our ability to sell the collateral to recover or mitigate losses is subject to the market value of such collateral. Those values are affected by levels of new and used inventory of agricultural and construction equipment on the market. They are also dependent upon the strength of the general economy and the strength or weakness of market demand for new and used agricultural and construction equipment. In addition, repossessed collateral may be in poor condition, which would reduce its value. Finally, relative pricing of used equipment, compared with new equipment, can affect levels of market demand and the resale of repossessed equipment. An industry wide decrease in demand for agricultural or construction equipment could result in lower resale values for repossessed equipment, which could increase losses on loans and leases, adversely affecting our financial position and results of operations.

Changes in interest rates and market liquidity could have a material adverse effect on our earnings and cash flows.

        Because a significant number of our receivables are generated at fixed interest rates, our business is subject to fluctuations in interest rates. Although we seek to match fund our assets, with approximately 62% of our receivables and approximately 63% of our funding at a fixed rate, respectively, as of September 30, 2012, changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow. We also rely on the debt capital markets and a variety of funding programs to provide liquidity for our operations, including committed asset-backed and unsecured facilities and the issuance of secured and unsecured debt. Significant changes in market liquidity conditions could impact our access to funding and the associated funding costs and reduce our earnings and cash flow.

        Although we manage interest rate and market liquidity risks with a variety of techniques, including a match funding program, the selective use of derivatives and a diversified funding program, there can be no assurance that fluctuations in interest rates and market liquidity conditions will not have a material adverse effect on our earnings and cash flow. If any of the variety of instruments and strategies we use to hedge our exposure to these various types of risk are ineffective, we may incur losses.

If we are unable to obtain funding, in particular through the ABS market and committed asset-backed facilities, at competitive rates, our ability to conduct our financing business may be severely impaired and our financial position, results of operations and cash flows may be materially and adversely affected.

        We have traditionally relied upon the term ABS market and committed asset-backed facilities as a primary source of funding and liquidity. Access to funding at competitive rates is essential to our business. From mid-2007 through 2009, events occurred in the global financial market, including weakened financial condition of several major financial institutions, problems related to subprime mortgages and other financial assets, the devaluation of various assets in secondary markets, the forced sale of asset-backed and other securities by certain investors, and the lowering of ratings on certain ABS transactions, which caused a significant reduction in liquidity in the secondary market for ABS transactions outstanding at such time and a significant increase in funding costs. During these periods, conditions in the ABS market adversely affected our ability to sell receivables on a favorable or timely basis. Similar conditions in the future could have an adverse effect on our financial position, results of operations and cash flow.

        To maintain competitiveness in the capital markets and to promote the efficient use of various funding sources, additional reserve support was added to certain previously issued ABS transactions. Such optional support may be required to maintain credit ratings assigned to certain transactions if loss experiences are higher than anticipated. The provision of additional reserve support could have an adverse effect on our financial position, results of operations and cash flow.

If we breach our representations and warranties in connection with our ABS transactions, we may be required to repurchase non-conforming receivables from the securitization vehicles, which could have an adverse effect on our financial position, results of operations and cash flows.

        In connection with our ABS transactions, we make customary representations and warranties regarding the assets being securitized, as disclosed in the related offering documents. While no recourse provisions exist that allow holders of asset-backed securities issued by our trusts to require us to repurchase those securities, a breach of these representations and warranties could give rise to an obligation to repurchase non-conforming receivables from the trusts. Any future repurchases could have an adverse effect on our financial position, results of operations and cash flow.

Certain of our operations are subject to supervision and regulation by governmental authorities and changes in applicable laws or regulations may adversely impact our ability to engage in related business activities or increase the cost of our operations, thus adversely affecting our business, financial position and results of operations.

        Our operations are subject, in certain instances, to supervision and regulation by various governmental authorities. These operations are also subject to various laws and judicial and administrative decisions and interpretations imposing requirements and restrictions, which among other things:

  •
  regulate credit granting activities, including establishing licensing requirements;

  •
  establish maximum interest rates, and finance and other charges;

  •
  regulate customers' insurance coverage;

  •
  require disclosure to customers;

  •
  govern secured and unsecured transactions;

  •
  set collection, foreclosure, repossession and claims handling procedures and other trade practices;

  •
  prohibit discrimination in the extension of credit and administration of loans; and

  •
  regulate the use and reporting of information related to a borrower.

        For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law in July 2010. The various requirements of the Dodd-Frank Act, including the many implementing regulations yet to be released, may substantially affect our origination, servicing and securitization programs. For example, the Dodd-Frank Act strengthens the regulatory oversight of these securities and capital market activities by the SEC and other regulatory bodies and increases the regulation of the securitization markets through, among other things, a mandated risk retention requirement for securitizers and a direction to the SEC to regulate credit rating agencies and adopt regulations governing these organizations. While we will continue to monitor these developments and their impact on our access to the ABS market, these and future SEC regulations may impact our ability to engage in these activities or increase the effective cost of asset-backed transactions in the future, which could adversely affect our financial position, results of operations and cash flow.

        To the extent that applicable laws are amended or construed differently, new laws are adopted to expand the scope of regulation imposed upon us or applicable laws prohibit interest rates we charge from rising to a level commensurate with risk and market conditions, such events could adversely affect our business and our financial position and results of operations.

A decline in the value of the retained interests that we hold in securitization transactions may result in impairment charges, which could adversely affect our results of operations and financial position.

        We hold retained interests in securitization transactions, which we refer to collectively as retained interests. We carry these retained interests at estimated fair value, which we determine by discounting the projected cash flows over the expected life of the assets sold in connection with such transactions using prepayment, default, loss and interest rate assumptions. As of September 30, 2012, these retained interests totaled $8.4 million. We are required to recognize declines in the value of our retained interests, and resulting charges to income or equity, when their fair value is less than carrying value. The portion of the decline, from discount rates exceeding those in the initial deal, is charged to equity. All other credit related declines are charged to income. Assumptions used to determine fair values of retained interests are based on internal evaluations and, although we believe our methodology is reasonable, actual results may differ from our expectations. Our current estimated valuation of retained interests may change in future periods, and we may incur additional impairment charges as a result.

Weather, climate change, and natural disasters may adversely impact our operations and our results.

        Poor or unusual weather conditions, particularly in the spring, can significantly affect purchasing decisions of CNH North America's potential customers and therefore affect our opportunities to finance equipment purchases. In addition, natural disasters such as tornadoes, hurricanes, earthquakes, floods, droughts and other forms of severe weather in an area in which we finance equipment purchases could have an adverse effect on our customers and their ability to repay debt.

Competitive activity or failure by us to respond to actions by our competitors could adversely affect our business, financial position and results of operations, in particular due to a cost of funds disparity between us and some of our competitors.

        We operate in a highly competitive environment, with financing for users of CNH North America equipment available through a variety of sources, such as banks, finance companies and other financial institutions, including government sponsored entities. Some of our competitors enjoy certain regulatory, government support or credit rating advantages over CNH Capital today, which often enable them to access capital on favorable terms, among other things. Such cost of funds disparity between us and our competitors, or any additional regulatory, government support or credit rating changes that enhance the competitive position of our competitors, could result in our inability to effectively compete. The success of our business also depends on our ability to develop and market financing products and services and offer quality customer service that meet the evolving needs of existing and potential customers. Increasing competition may adversely affect our business if we are unable to match the products and services of our competitors. If we are unable to effectively compete, our business, financial position and results of operations will suffer.

Adverse economic conditions could place a financial strain on our dealers and adversely affect our operating results.

        Global economic conditions continue to place financial stress on many of our dealers. Dealer financial difficulties may impact their equipment financing and inventory management decisions, as well as their ability to provide services to their customers purchasing our equipment. Accordingly, additional financial strains on members of our dealer network resulting from current or future economic conditions could adversely impact our financial position and results of operations.

A decrease in the residual value of the equipment that we lease could adversely affect our results.

        Declines in the residual value of equipment leased by us may reduce our earnings. We recognize the residual value of leased equipment, which is the estimated future wholesale market value of leased equipment at the time of the expiration of the lease term. We estimate the residual value of leased equipment at the inception of the lease based on a number of factors, including historical wholesale market sales prices, past remarketing experience and any known significant market/product trends. As of September 30, 2012, our total operating lease residual values were $569.6 million. If estimated future market values significantly decline due to economic factors, obsolescence or other adverse circumstances, we may not realize such residual value, which could reduce our earnings, either through an increase in depreciation expense or a decrease in finance revenue.

Our business operations may be impacted by various types of claims, lawsuits, and other contingent obligations.

        We are involved in various lawsuits and other legal proceedings that arise in the ordinary course of our business. We estimate such potential claims and contingent liabilities and, where appropriate, establish reserves to address these contingent liabilities. The ultimate outcome of the legal matters pending against us or our subsidiaries is uncertain. Further, we could in the future become subject to judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations in any particular period. In addition, while we maintain insurance coverage with respect to certain claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

Potential conflicts of interest with Fiat Industrial could result in actions or decisions by Fiat Industrial that may not be viewed favorably by other debt and equity holders of CNH Global or any of its subsidiaries, including CNH Capital.

        As of September 30, 2012, Fiat Industrial owned, indirectly through Fiat Netherlands, approximately 88% of CNH Global's outstanding common shares. CNH Global is the indirect owner of 100% of CNH Capital. As long as Fiat Industrial continues to own shares representing more than 50% of the combined voting power of CNH Global's capital stock, it will be able to direct the election of all of the members of CNH Global's board of directors and determine the outcome of all matters submitted to a vote of the shareholders.

        Circumstances may arise in which the interests of Fiat Industrial could be in conflict with the interests of other debt and equity security holders of CNH Global or any of its subsidiaries, including CNH Capital.

In addition, Fiat Industrial may pursue certain transactions that in its view will enhance its equity investment, even though such transactions may not be viewed as favorably by other debt and equity security holders of CNH Global or any of its subsidiaries, including CNH Capital. Fiat Industrial also has the ability to pursue relationships with entities other than CNH Capital to provide financing to the customers of CNH North America. Furthermore, Fiat Industrial has the ability, subject to certain CNH Capital financial covenant restrictions described elsewhere in this prospectus, to withdraw all of CNH Capital's profits each year. Such actions could potentially result in less financial and operating flexibility for CNH Capital, including, among other things, less capital for CNH Capital to pursue business initiatives that might otherwise be pursued.

        Fiat Industrial provides financing to us. In the recent past, due to the then existing capital markets crisis and its material adverse impact on the ABS markets, we relied more heavily upon financing provided by Fiat. In the event of a repeat of the severe downturn in the ABS markets, we would need to look to alternative funding sources, which may include Fiat Industrial. However, Fiat Industrial would have no obligation to provide such financing. To the extent Fiat Industrial does not provide such financing to us when needed, we could suffer from a lack of funding and/or incur increased funding costs if funding is obtained through other third-party sources.

        We believe our business relationships with Fiat Industrial can offer economic benefits to us; however, Fiat Industrial's ownership of our corporate parent's capital stock and its ability to direct the election of directors could create, or appear to create, potential conflicts of interest when Fiat Industrial is faced with decisions that could have different implications for Fiat Industrial, CNH and CNH Capital.

Our participation in cash management pools exposes us to Fiat Industrial Group credit risk, which, in the event of a bankruptcy or insolvency of certain Fiat Industrial Group members, could render us unable to recover our deposits and in turn materially and adversely affect our financial position and results of operations.

        We participate in a group-wide cash management system with other companies within the Fiat Industrial Group, including CNH America and CNH Canada Ltd. Our positive cash deposits with Fiat Industrial, if any, are either invested by Fiat Industrial treasury subsidiaries in highly rated, highly liquid money market instruments or bank deposits, or may be applied by Fiat Industrial treasury subsidiaries to meet the financial needs of other Fiat Industrial Group members and vice versa. While we believe participation in such Fiat Industrial treasury subsidiaries' cash management pools provides us with financial benefits, it exposes us to Fiat Industrial credit risk.

        In the event of a bankruptcy or insolvency of Fiat Industrial (or any other Fiat Industrial Group member, including CNH America and CNH Canada Ltd., in the jurisdictions with set off agreements) or in the event of a bankruptcy or insolvency of the Fiat Industrial entity in whose name the deposit is pooled, we may be unable to secure the return of such funds to the extent they belong to us, and we may be viewed as a creditor of such Fiat Industrial Group entity with respect to such deposits. It is possible that our claims as a creditor could be subordinated to the rights of third-party creditors in certain situations. If we are not able to recover our deposits, our financial position and results of operations may be materially and adversely impacted.

Our financial statements may be adversely impacted by changes in accounting standards.

        Our financial statements are subject to the application of U.S. GAAP, which are periodically revised. At times, we are required to adopt new or revised accounting standards issued by recognized bodies. It is possible such changes could have a material adverse effect on our reported results of operations or financial position.

Data security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

        In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance, and transmission of this information by us and any contracted third parties is critical to our operations. We have not experienced any significant known or threatened data security incidents to date and we employ and seek to improve security measures and initiatives designed to reduce the impact of such risk. Despite our security measures and initiatives, our information technology and infrastructure may be subject to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure or other loss could result in legal claims or proceedings and harm our business and reputation.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        On May 30, 2012, the Board of Directors of CNH Global received a proposal (the "Proposal") from Fiat Industrial to enter into a combination transaction. The Board of Directors of CNH Global appointed a special committee of unconflicted directors to evaluate the Proposal in consultation with independent financial and legal advisors retained by the special committee. Following such evaluation, the special committee announced on October 15, 2012 that, based on information made available to it, as well as the opinions of its financial advisors, the special committee had unanimously concluded the Proposal was inadequate and would not be in the best interests of CNH Global and CNH Global's shareholders and that the special committee had unanimously determined not to recommend the Proposal. In that same announcement, the special committee stated that it remains available to evaluate any alternatives to the Proposal should Fiat Industrial elect to advance any such alternatives. A Fiat Industrial announcement of that same date provided that its advisors had been asked to meet with the advisors to the special committee to explore whether the parties can reach agreement on revised terms for a merger transaction on a basis broadly consistent with the Proposal and that Fiat Industrial desires to move forward with a transaction promptly.

        On October 18, 2012, CNH Capital completed an offering of $750 million in aggregate principal amount of its 3.875% unsecured notes due 2015, issued at par.

Item 6.    Exhibits

Exhibit		Description
3.1		Certificate of Formation of CNH Capital LLC. (Previously filed as Exhibit 3.1 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).
3.2
Amended and Restated Limited Liability Company Agreement of CNH Capital LLC. (Previously filed as Exhibit 3.2 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).
10.1
Support Agreement, dated as of November 4, 2011, by and between CNH Capital LLC and CNH Global N.V. (Previously filed as Exhibit 10.1 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).
10.2
Third Amended and Restated Wholesale and Parts CNH Capital Financing Agreement, dated November 3, 2011, by and between CNH America LLC and CNH Capital America LLC. (Previously filed as Exhibit 10.2 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).
10.3
Amended and Restated Wholesale and Parts CNH Capital Financing Agreement, dated November 3, 2011, by and between CNH Canada Ltd. and CNH Capital Canada Ltd. (Previously filed as Exhibit 10.3 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).
10.4
Employment Agreement, dated April 6, 2009, by and between Steve C. Bierman and CNH America LLC. (Previously filed as Exhibit 10.4 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).
12.1		Statement regarding computation of ratio of earnings to fixed charges.
31.1		Certifications of President Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification required by Exchange Act Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†
These certifications are deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section; nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt have not been filed. The registrant will furnish copies thereof to the SEC upon request.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNH CAPITAL LLC
Date: November 16, 2012	By:	/s/ STEVEN C. BIERMAN
		Name:	Steven C. Bierman
		Title:	Chairman and President