Form 10-Q/A
period 2012-09-30
CNH Capital LLC
filed 2012-12-06
CIK 1552493

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

 EXPLANATORY NOTE

        The sole purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report of CNH Capital LLC on Form 10-Q for the period ended September 30, 2012 (the "Form 10-Q"), filed with the Securities and Exchange Commission on November 16, 2012, is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

        No other changes have been made to the Form 10-Q. This Amendment No. 1 on Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

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
12.1	*	Statement regarding computation of ratio of earnings to fixed charges.
31.1	*	Certifications of President Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†*	Certification required by Exchange Act Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101	**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Balance Sheets as of September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (v) Consolidated Statements of Changes in Stockholder's Equity for the nine months ended September 30, 2012 and 2011 and (vi) Condensed Notes to Consolidated Financial Statements.

†
These certifications are deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section; nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

*
Included as an exhibit to the Form 10-Q.

**
In accordance with Regulation S-T, the information in this Exhibit 101 shall not be deemed "filed" for the purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act.

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

CNH CAPITAL LLC
Date: December 6, 2012	By:	/s/ STEVEN C. BIERMAN
		Name:	Steven C. Bierman
		Title:	Chairman and President

QuickLinks

EXPLANATORY NOTE
  Item 6. Exhibits
SIGNATURES