Form 10-K
period 2012-12-31
CNH Capital LLC
filed 2013-03-04
CIK 1552493

Use these links to rapidly review the document

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-182411

CNH CAPITAL LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39-1937630 (I.R.S. Employer Identification Number)
5729 Washington Avenue Racine, Wisconsin (Address of principal executive offices)	53406 (Zip code)

(262) 636-6011
(Registrant's telephone number, including area code)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         As of March 4, 2013, all of the limited liability company interests of the registrant were held by an affiliate of the registrant.

         The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I

Item 1.    Business

Overview

        CNH Capital LLC (together with its consolidated subsidiaries, "CNH Capital," the "Company" or "we") is an indirect wholly-owned subsidiary of CNH Global N.V. ("CNH Global" and together with its consolidated subsidiaries, "CNH") and is headquartered in Racine, Wisconsin. As a captive finance company, our primary business is to underwrite and manage financing products for end-use customers and dealers of CNH America LLC ("CNH America") and CNH Canada Ltd. (collectively, "CNH North America") and provide other related financial products and services to support the sale of agricultural and construction equipment manufactured by CNH North America. The primary operating subsidiaries of CNH Capital include CNH Capital America LLC ("CNH Capital America"), New Holland Credit Company, LLC ("New Holland Credit") and CNH Capital Canada Ltd. ("CNH Capital Canada"). CNH Capital America is the primary financing and business entity of CNH Capital for the United States that enters into retail and wholesale financing arrangements with end-use customers and equipment dealers, while New Holland Credit acts as the servicer for retail and wholesale receivables originated by CNH Capital America.

        As of December 31, 2012, Fiat Industrial S.p.A. ("Fiat Industrial," and together with its subsidiaries, the "Fiat Industrial Group") owned approximately 87% of CNH's outstanding common shares through its wholly-owned subsidiary, Fiat Netherlands Holding N.V. ("Fiat Netherlands").

        On January 1, 2011, Fiat S.p.A. ("Fiat") effected a "demerger" under Article 2506 of the Italian Civil Code. Pursuant to the demerger, Fiat transferred its ownership interest in Fiat Netherlands to a new holding company, Fiat Industrial, including Fiat's indirect ownership of CNH Global, as well as Fiat's truck and commercial vehicles business and its industrial and marine powertrain business. Consequently, as of January 1, 2011, CNH Global became a subsidiary of Fiat Industrial. In connection with the demerger transaction, shareholders of Fiat received shares of the capital stock of Fiat Industrial. Accordingly, as of January 1, 2011 Fiat Industrial owned approximately 89% of the outstanding common shares of CNH Global through Fiat Netherlands.

        On November 25, 2012, Fiat Industrial and CNH Global announced that they entered into a definitive merger agreement to combine the businesses of Fiat Industrial and CNH Global. The terms of the definitive merger agreement provide that Fiat Industrial, which indirectly owns approximately 87% of the outstanding share capital of CNH Global, and CNH Global will each merge into a newly-formed company organized under the laws of the Netherlands ("NewCo"). The parties anticipate that the shares of NewCo will be listed on the New York Stock Exchange at the closing of the merger. NewCo will also use its reasonable best efforts to cause the NewCo shares to be admitted to listing on the Mercato Telematico Azionario managed by Borsa Italiana shortly following the closing of the merger. The merger is expected to close in the third quarter of 2013, subject to customary closing conditions including, among others, the approval of the merger by the shareholders of each of Fiat Industrial and CNH Global, customary regulatory approvals and a condition capping the exercise of withdrawal rights by Fiat Industrial shareholders and opposition rights by Fiat Industrial creditors at €325 million in the aggregate. Fiat Industrial has agreed to vote all of its CNH Global shares in favor of the merger at the applicable CNH Global shareholders' meeting.

        CNH Capital offers retail loan and lease financing to end-use customers for the purchase of new and used equipment and components, as well as commercial revolving account ("CRA") financing, insurance and other financial services. CNH Capital also provides wholesale financing to CNH North America equipment dealers and distributors (almost all of which are independently owned and operated). Wholesale financing consists primarily of dealer floorplan financing and gives dealers the ability to maintain a representative inventory of new products. In addition, CNH Capital provides financing to dealers for used equipment taken in trade, equipment utilized in dealer-owned rental yards, parts inventory, working capital and other financing needs. As a holding company, CNH Capital generally does not conduct operations of its own but relies on its subsidiaries for the generation and distribution of profits.

        To help fund its retail and wholesale financing business, CNH Capital participates in the asset-backed securitization markets. CNH Capital periodically transfers retail and wholesale receivables originated from end-use customers and dealers to special purpose entities, in exchange for cash proceeds from asset-backed securities issued by these special purpose entities. Investors in these asset-backed securities in turn receive payments on their securities based on the cash flows from the transferred receivables. CNH Capital continues to service the transferred receivables and may hold some retained interests in the transferred receivables. These special purpose entities and the investors in the asset-backed securities have no recourse beyond CNH Capital's retained interests for failure of any end-use customers or dealers to make payments on the transferred receivables when due.

        CNH Capital's revenue is primarily generated through the income of its portfolio and the income generated through marketing programs with CNH North America. The size of the portfolio is in part related to the level of equipment sales by CNH North America. The portfolio profitability is linked to the credit quality of the borrowers, the value of collateral and the difference between lending and borrowing rates. For the year ended December 31, 2012, the percentage of revenue derived by us from CNH North America and other CNH affiliates was 47%.

Relationship with CNH

        CNH believes that it is the most geographically diversified manufacturer and distributor of agricultural and construction equipment. As of December 31, 2012, CNH was manufacturing products in 37 facilities throughout the world and distributing products in approximately 170 countries through a network of approximately 11,500 dealers and distributors. CNH's worldwide manufacturing base includes facilities in Europe, Latin America, North America and Asia. For the year ended December 31, 2012, 44% of net sales of equipment were generated in North America, 31% in Europe, Africa, the Middle East and the Commonwealth of Independent States, 15% in Latin America and 10% in Asia Pacific, respectively. As of December 31, 2012, CNH had total assets of $35.4 billion and total shareholders' equity of $8.6 billion. For the year ended December 31, 2012, CNH had total revenues of $20.4 billion and net income attributable to CNH Global of $1.1 billion.

        CNH organizes its operations into three business segments: agricultural equipment, construction equipment and financial services. For the year ended December 31, 2012, CNH sales of agricultural equipment represented 76% of total revenues, sales of construction equipment represented 18% of total revenues and revenue generated by financial services represented 6% of total revenues.

        CNH Capital is a key financing source for CNH end-use customers and dealers in North America. As a captive finance business, we provide financial services for CNH North America customers located primarily in the United States and Canada. CNH North America offers subsidized financing programs, such as low-rate or interest-only periods and other sales incentive programs. We participate in and receive reimbursement for these programs, which allows us to offer financing to customers at advantageous interest rates.

        Although our primary focus is to finance CNH manufactured equipment, we also provide retail and wholesale financing related to new and used agricultural and construction equipment manufactured by entities other than CNH North America. We are dependent on CNH for substantially all of our business, with revenues related to financing provided to CNH dealers and retail customers purchasing and/or leasing from CNH dealers accounting for over 90% of our total revenues for the year ended December 31 2012, and with loan portfolios attributable to such financing accounting for over 90% of our total managed receivables as of December 31, 2012.

        The size of our portfolio is partially related to the level of equipment sales by CNH North America, which is driven in part by the strength of the agricultural and construction markets. The credit quality of our portfolio reflects the underwriting standards of CNH Capital, which are developed internally and independent of the sales volume goals of CNH North America.

        On November 4, 2011, we and CNH Global entered into a support agreement, pursuant to which CNH Global has agreed to, among other things, (a) make cash capital contributions to us, to the extent necessary to cause our ratio of net earnings available for fixed charges to fixed charges to be not less than 1.05 for each fiscal quarter (with such ratio determined, on a consolidated basis and in accordance with accounting principles generally accepted in the United States of America, for such fiscal quarter and the immediately preceding three fiscal quarters taken as a whole), (b) generally maintain an ownership of at least 51% of the voting equity interests in us and (c) cause us to have, as of the end of any fiscal quarter, a consolidated tangible net worth of at least $50 million.

Products and Services

        CNH Capital's financing products and services fall into the following main categories:

  Retail (70.1% of managed portfolio as of December 31, 2012):    CNH Capital provides and administers retail financing to end-use customers for the purchase or lease of new and used CNH North America equipment or other agricultural and construction equipment sold primarily through CNH North America dealers and distributors. Retail financing products primarily include retail installment sales contracts and finance leases. In addition, CNH Capital leases equipment to retail customers under operating lease agreements. The terms of retail contracts, finance leases and operating leases (collectively, "receivables") generally range from two to six years, and interest rates on the receivables vary depending on prevailing market interest rates and certain incentive programs offered by CNH North America.

          CNH Capital utilizes a proprietary credit scoring model as part of the retail credit approval and review process. CNH Capital also provides servicing and collection operations generally performed through its subsidiary, New Holland Credit, for the retail financing products.

  Wholesale (28.0% of managed portfolio as of December 31, 2012):    CNH Capital provides wholesale financing to dealers to finance purchases of new and used agricultural and construction equipment and parts. In addition, CNH Capital extends credit to dealers for working capital and other financing needs. Currently, credit is extended to approximately 1,200 dealers (with each being a separate legal entity) with approximately 2,200 locations in North America.

          The dealer financing agreements provide CNH Capital with a first priority security interest in the equipment and parts financed and possibly other collateral. A majority of dealers also provide a personal or corporate guaranty. The amount of credit extended is primarily based upon the dealer's expected annual sales, effective net worth, utilization of existing credit lines and inventory turnover. CNH Capital evaluates and assesses dealers on an ongoing basis as to their credit worthiness and conducts audits of dealer equipment inventories on a regular basis. The amounts of credit made available to dealers are reviewed on a regular basis, which is usually annually, and such amounts are adjusted when deemed appropriate by CNH Capital.

  Other (1.9% of managed portfolio as of December 31, 2012):    CNH Capital offers other financial products and services, including CRA Products and Insurance.

  •
  CRA Products: CNH Capital offers CRA products, which can be used to purchase parts, service, rentals, implements and attachments predominantly from CNH North America dealers. CNH Capital also provides servicing and collection operations for certain of these products.

  •
  Insurance: CNH Capital finances a variety of insurance products, including physical damage insurance, extended warranty coverage and credit life insurance, for end-use customers and dealers in conjunction with the purchase of new and used equipment that are underwritten through a third party insurer.

Competition

        CNH Capital's financing products and services are intended to be competitive with those available from third parties. We participate in certain marketing programs sponsored by CNH North America that allow us to offer financing to customers at competitive or advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or gift cards redeemable for parts or services). Under these programs, including our low-rate financing programs or interest waiver programs, we are compensated by CNH North America for some or all of the difference between market interest rates and the interest rates offered by us to a customer and for some of the cost of such other advantageous terms. This support from CNH North America provides a material competitive advantage in offering financing to customers of CNH North America's products.

        We compete primarily with banks, equipment finance and leasing companies, and other financial institutions. Typically, this competition is based upon financial products and services offered, customer service, financial terms and interest rates charged. In addition, some of our competitors may be eligible to participate in government programs providing access to capital at more favorable rates, which may create a competitive disadvantage for CNH Capital. CNH Capital believes that its strong, long-term relationship with the dealers and end-use customers and the ease-of-use of our products provides a competitive edge over other third-party financing options. In addition, the marketing programs offered by CNH North America have a positive influence on the proportion of CNH's equipment sales that are financed by CNH Capital.

Employees

        As of December 31, 2012, CNH Capital had approximately 500 employees, none of which were represented by unions.

Item 1A.    Risk Factors

        The following risks should be considered in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 12 and the other risks described in the Cautionary Note Regarding Forward-Looking Statements on page 20. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and anticipated future results. Except as may be required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.

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

        As of December 31, 2012, we had an aggregate of $11.4 billion of consolidated indebtedness and our equity was $1.5 billion.

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

        These restrictive covenants could limit our financial and operating flexibility. For example:

  •
  limits on incurring additional debt and using assets as security in other transactions could materially limit our future business prospects by restricting us from financing as many customers as we otherwise would, particularly if our traditional funding sources (including principally the ABS markets) were not available;

  •
  limits on investments could result in a return on assets lower than that of our competitors; and

  •
  limits on the sale of assets or merger with or into other companies could deny us a future business opportunity despite the benefits that could be realized from such a transaction.

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

  •
  demand for food;

  •
  commodity prices and stock levels;

  •
  net farm income levels;

  •
  availability of credit;

  •
  developments in biofuels;

  •
  infrastructure spending rates;

  •
  seasonality of demand;

  •
  changes and uncertainties in the monetary and fiscal policies of various governmental and regulatory agencies

  •
  CNH North America's ability to maintain effective distribution networks;

  •
  currency exchange rates and interest rates;

  •
  pricing policies by CNH North America and/or its competitors;

  •
  political, economic and legislative changes;

  •
  housing starts; and

  •
  commercial construction.

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

        We participate in certain marketing programs sponsored by CNH North America that allow us to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or gift cards redeemable for parts or services). This support from CNH North America provides a material competitive advantage in offering financing to customers of CNH North America's products. Any elimination or reduction of these marketing programs, which affects our ability to offer competitively priced financing to customers, in turn could reduce the percentage of CNH North America's products financed by us and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the years ended December 31, 2012, 2011 and 2010, the revenues recognized by us from CNH North America for marketing programs were $389.3 million, $378.4 million and $364.8 million, respectively, representing 47%, 46% and 42% of our total revenues.

        CNH North America also provides us with other types of operational and administrative support, such as payroll and legal assistance. For the years ended December 31, 2012, 2011 and 2010, we incurred fees charged by our affiliates of $61.9 million, $62.9 million and $61.5 million, respectively, representing 25%, 26%, and 20%, respectively, of our total administrative and operating expenses.

        CNH North America also provides a portion of our funding. The portion of funding provided by CNH North America is based on various factors, including anticipated external funding transactions, and will fluctuate over time. As of December 31, 2012 and December 31, 2011, CNH North America had loans outstanding to us of $849.0 million and $525.9 million, respectively.

        Any change in support from CNH North America could negatively impact our results of operations.

An increase in customer credit risk may result in higher delinquencies and defaults, and a deterioration in collateral valuation may reduce our collateral recoveries, which could increase losses on our receivables and leases and adversely affect our financial position and results of operations.

        Fundamental to any organization that extends credit is the credit risk associated with its customers. The creditworthiness of each customer, and the rates of delinquencies, repossessions and net losses relating to customer receivables are impacted by many factors, including:

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

        A deterioration in the quality of our financial assets, an increase in delinquencies or a reduction in collateral recovery rates could have an adverse impact on our performance. These risks become more acute in any economic slowdown or recession due to decreased demand for (or the availability of) credit, declining asset values, changes in government subsidies, reductions in collateral to receivable balance ratios, and an increase in foreclosures and losses. In such circumstances, our receivable servicing and litigation costs may also increase. In addition, governments may pass laws, or implement regulations, that modify rights and obligations under existing agreements, or which prohibit or limit the exercise of contractual rights.

        When receivables are unpaid and we repossess collateral securing the repayment of the receivable, our ability to sell the collateral to recover or mitigate losses is subject to the market value of such collateral. Those values are affected by levels of new and used inventory of agricultural and construction equipment on the market. They are also dependent upon the strength of the general economy and the strength of market demand for new and used agricultural and construction equipment. In addition, repossessed collateral may be in poor condition, which would reduce its value. Finally, relative pricing of used equipment, compared with new equipment, can affect levels of market demand and the resale of repossessed equipment. An industry-wide decrease in demand for agricultural or construction equipment could result in lower resale values for repossessed equipment, which could increase losses on receivables and leases, adversely affecting our financial position and results of operations.

Changes in interest rates and market liquidity could have a material adverse effect on our earnings and cash flows.

        Because a significant number of our receivables are generated at fixed interest rates, our business is subject to fluctuations in interest rates. Although we seek to match fund our assets, with approximately 68% of our receivables and approximately 66% of our funding at a fixed rate, respectively, as of December 31, 2012, changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow. We also rely on the capital markets and a variety of funding programs to provide liquidity for our operations, including committed asset-backed and unsecured facilities and the issuance of secured and unsecured debt. Significant changes in market liquidity conditions could impact our access to funding and the associated funding costs and reduce our earnings and cash flow.

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

        We have traditionally relied upon the term ABS market and committed asset-backed facilities as a primary source of funding and liquidity. Access to funding at competitive rates is essential to our business. From mid-2007 through 2009, events occurred in the global financial markets, including weakened financial condition of several major financial institutions, problems related to subprime mortgages and other financial assets, the devaluation of various securities in secondary markets, the forced sale of asset-backed and other securities by certain investors, and the lowering of ratings on certain ABS transactions, which caused a significant reduction in liquidity in the secondary market for ABS transactions outstanding at such time and a significant increase in funding costs. During these periods, conditions in the ABS market adversely affected our ability to sell receivables on a favorable or timely basis. Similar conditions in the future could have an adverse effect on our financial position, results of operations and cash flows.

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

        In connection with our ABS transactions, we make customary representations and warranties regarding the receivables being securitized, as disclosed in the related offering documents. While no recourse provisions exist that allow holders of asset-backed securities issued by our trusts to require us to repurchase those securities, a breach of these representations and warranties could give rise to an obligation to repurchase non-conforming receivables from the trusts. Any future repurchases could have an adverse effect on our financial position, results of operations and cash flows.

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

        For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law in July 2010. The various requirements of the Dodd-Frank Act, including the many implementing regulations yet to be released, may substantially affect our origination, servicing and securitization programs. Among its provisions, the Dodd-Frank Act strengthens the regulatory oversight of the ABS and capital market activities by the SEC and other regulatory bodies and increases the regulation of the securitization markets through, among other things, a mandated risk retention requirement for securitizers and a direction to the SEC to regulate credit rating agencies and adopt regulations governing these organizations. We will continue to monitor these developments and their impact on our access to the ABS market, as these and future SEC regulations may impact our ability to engage in these activities or increase the effective cost of asset-backed transactions in the future, which could adversely affect our financial position, results of operations and cash flows.

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

        Poor or unusual weather conditions caused by climate change or other factors, particularly during the planting and early growing season, can significantly affect the purchasing decisions of CNH North America's agricultural equipment customers. The timing and quantity of rainfall are two of the most important factors impacting agricultural production. Insufficient levels of rain, such as the severe drought experienced in certain regions of North America in 2012, prevent farmers from planting crops or may cause growing crops to die resulting in lower yields. Excessive rain or flooding can also prevent planting or harvesting from occurring at optimal times and may cause crop loss through increased disease or mold growth. Temperature affects the rate of growth, crop maturity and crop quality. Temperatures outside normal ranges can cause crop failure or decreased yields, and may also affect disease incidence. Natural disasters such as regional floods, hurricanes, storms, and droughts can have a negative impact on agricultural production. The resulting negative impact on farm income can significantly affect demand for CNH North America's agricultural equipment, as well as our customers and their ability to repay debt.

Competitive activity or failure by us to respond to actions by our competitors could adversely affect our business, financial position and results of operations, in particular due to a cost of funds disparity between us and some of our competitors.

        We operate in a highly competitive environment, with financing for users of CNH North America equipment available through a variety of sources, such as banks, finance companies and other financial institutions, including government sponsored entities. Some of our competitors enjoy certain regulatory, government support or credit rating advantages over CNH Capital today, which often enable them to access capital on favorable terms, among other things. Such cost of funds disparities between us and our competitors, or any additional regulatory, government support or credit rating changes that enhance the competitive position of our competitors, could result in our inability to effectively compete. The success of our business also depends on our ability to develop and market financing products and services and offer quality customer service that meet the evolving needs of existing and potential customers. Increasing competition may adversely affect our business if we are unable to match the products and services of our competitors. If we are unable to effectively compete, our business, financial position and results of operations will suffer.

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

        Declines in the residual value of equipment leased by us may reduce our earnings. We determine the residual value of leased equipment, which is the estimated future wholesale market value of leased equipment at the time of the expiration of the lease term. We estimate the residual value of leased equipment at the inception of the lease based on a number of factors, including historical wholesale market sales prices, past remarketing experience and any known significant market/product trends. As of December 31, 2012, our total operating lease residual values were $607.0 million. If estimated future market values significantly decline due to economic factors, obsolescence or other adverse circumstances, we may not realize such residual value, which could reduce our earnings, either through an increase in depreciation expense or a decrease in finance revenue.

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

        As of December 31, 2012, Fiat Industrial owned, indirectly through Fiat Netherlands, approximately 87% of CNH Global's outstanding common shares. CNH Global is the indirect owner of 100% of CNH Capital. As long as Fiat Industrial continues to own shares representing more than 50% of the combined voting power of CNH Global's capital stock, it will be able to direct the election of all of the members of CNH Global's board of directors and determine the outcome of all matters submitted to a vote of the shareholders.

        Circumstances may arise in which the interests of Fiat Industrial could be in conflict with the interests of other debt and equity security holders of CNH Global or any of its subsidiaries, including CNH Capital. In addition, Fiat Industrial may pursue certain transactions that in its view will enhance its equity investment, even though such transactions may not be viewed as favorably by other debt and equity security holders of CNH Global or any of its subsidiaries, including CNH Capital. Fiat Industrial also has the ability to pursue relationships with entities other than CNH Capital to provide financing to the customers of CNH North America. Furthermore, Fiat Industrial has the ability, subject to certain CNH Capital financial covenant restrictions described elsewhere in this filing, to withdraw all of CNH Capital's profits each year. Such actions could potentially result in less financial and operating flexibility for CNH Capital, including, among other things, less capital for CNH Capital to pursue business initiatives that might otherwise be pursued.

        Fiat Industrial provides financing to us. In the recent past, due to the then existing capital markets crisis and its material adverse impact on the ABS markets, we relied more heavily upon financing provided by Fiat. In the event of a repeat of the severe downturn in the ABS markets, we would need to look to alternative funding sources, including Fiat Industrial, though Fiat Industrial would have no obligation to provide such financing. To the extent Fiat Industrial does not provide such financing to us when needed, we could suffer from a lack of funding and/or incur increased funding costs if funding is obtained through other third-party sources.

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

        Our financial statements are subject to the application of accounting principles generally accepted in the United States of America, ("U.S. GAAP"), which are periodically revised. At times, we are required to adopt new or revised accounting standards issued by recognized bodies. It is possible such changes could have a material adverse effect on our reported results of operations or financial position. See "Note 2: Summary of Significant Accounting Policies" to our audited consolidated financial statements for the year ended December 31, 2012 for additional information on the adoption of new accounting guidance.

Data security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

        In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance, and transmission of this information by us and any contracted third parties is critical to our operations. We have not experienced any significant known or threatened data security incidents to date, and we employ and seek to improve security measures and initiatives designed to reduce the impact of such risk. Despite our security measures and initiatives, our information technology and infrastructure may be subject to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure or other loss could disrupt our operations, result in legal claims or proceedings and harm our business and reputation.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located at 5729 Washington Avenue, Racine, WI 53406. We also maintain the following offices:

Location	Primary Function	Tenant	Ownership Status
Burlington, ON	Office	CNH Capital Canada Ltd.	Leased
New Holland, PA	Office	New Holland Credit Company, LLC	Leased from New Holland North America, Inc.
Racine, WI	Office	CNH Capital LLC	Leased from CNH America

Item 3.    Legal Proceedings

        CNH Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Capital's financial position or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        All of CNH Capital LLC's limited liability company interests are owned by CNH America, which is indirectly wholly-owned by CNH Global. There is currently no established trading market for CNH Capital LLC's limited liability company interests. In 2011, CNH Capital LLC declared and paid cash dividends of $85 million to CNH America. In 2012, CNH Capital LLC paid no cash dividend to CNH America.

Item 6.    Selected Financial Data

        Omitted pursuant to General Instruction I of Form 10-K.

Item 7.    Managements' Discussion and Analysis of Financial Condition and Results of Operations

Overview

Organization

        We offer a range of financial products and services to the dealers and customers of CNH North America. The principal products offered are retail financing for the purchase or lease of new and used CNH North America equipment and wholesale financing to CNH North America dealers. Wholesale financing consists primarily of floor plan financing as well as financing equipment used in dealer-owned rental yards, parts inventory and working capital needs. In addition, we purchase equipment from dealers that is leased to retail customers under operating lease agreements, and we finance customers using our commercial revolving accounts.

Trends and Economic Conditions

        Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the year ended December 31, 2012, CNH agricultural equipment sales increased 10% compared to the year ended December 31, 2011. CNH's construction equipment sales decreased 3% for the year ended December 31, 2012 compared to the year ended December 31, 2011.

        In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers ("farmers") may affect the majority of our portfolio.

        Overall, the North American agricultural industry has shown stability during the recent economic crisis. During the past five years, farm income in North America has experienced some of its highest historical levels. The relatively fixed supply of North American agricultural farm land combined with the growing global demand for food products has been one of the drivers of strong commodity prices and growth in farm net income and equity. The financing we provide to our borrowers is secured by the financed equipment, which typically has a long useful life and is a key component in the farmers' sources of income. All of these factors contribute in part to the strong credit performance of our portfolio in recent periods.

        Net income attributable to CNH Capital LLC was $211.9 million for the year ended December 31, 2012, compared to $200.0 million for the year ended December 31, 2011. Results increased primarily due to a higher average portfolio, partially offset by narrower financial margins and a higher provision for credit losses. The total retail receivables balance 30 days or more past due as a percentage of the retail receivables was 0.7%, 1.0% and 2.1% at December 31, 2012, 2011 and 2010, respectively. Market conditions continued to stabilize in the construction and agricultural equipment sectors during the relevant periods.

        Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, capital market disruptions, trade agreements, the availability of credit for CNH North America's and our customers, and financial regulatory reform. Drought conditions and significant volatility in the price of many commodities could also impact CNH North America's and our results.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

        Revenues for the years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012	2011	$ Change	% Change
Interest income on retail and other notes and finance leases	$240,657	$238,330	$2,327	1.0%
Interest and other income from affiliates	392,463	382,006	10,457	2.7
Servicing fee income	940	1,747	(807)	(46.2)
Rental income on operating leases	133,806	137,729	(3,923)	(2.8)
Other income	66,138	71,187	(5,049)	(7.1)

Total revenues	$834,004	$830,999	$3,005	0.4%

        Revenues totaled $834.0 million for the year ended December 31, 2012 compared to $831.0 million for the year ended December 31, 2011. A higher average portfolio primarily drove the year over year increase, partially offset by a decrease in our average yield. The average yield for retail and other notes, finance leases, wholesale receivables and commercial revolving accounts receivables was 6.2% for the year ended December 31, 2012 compared to 6.9% for the year ended December 31, 2011.

        Interest income on retail and other notes and finance leases for the year ended December 31, 2012 was $240.7 million, representing an increase of $2.3 million from the year ended December 31, 2011. The increase was primarily due to a $42.0 million favorable impact from higher average earning assets, partially offset by a $39.7 million unfavorable impact from lower interest rates.

        Interest and other income from affiliates for the year ended December 31, 2012 was $392.5 million compared to $382.0 million for the year ended December 31, 2011. Compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers was $210.0 million and $216.5 million for the years ended December 31, 2012 and 2011, respectively, with the decrease primarily due to lower interest rates charged. Compensation from CNH North America for the difference between the market rental rates and the amounts paid by the customers of CNH North America for operating leases was $30.4 million and $26.5 million for the years ended December 31, 2012 and 2011, respectively, with the increase primarily due to higher originations of equipment on operating leases. For the year ended December 31, 2012, compensation from CNH North America for wholesale marketing programs was $149.0 million compared to $135.3 million for the prior year. The increase was primarily due to higher average earning wholesale assets.

        Rental income on operating leases for the year ended December 31, 2012 was $133.8 million, a decrease of $3.9 million from the year ended December 31, 2011. The decrease was primarily due to a $17.3 million unfavorable impact from lower rates on new and existing operating leases, partially offset by a $13.4 million favorable impact from higher average earning assets.

Expenses

        Interest expense totaled $254.1 million for the year ended December 31, 2012 compared to $268.8 million for the year ended December 31, 2011. The decrease was primarily due to a $42.1 million favorable impact from lower average interest rates, partially offset by a $27.4 unfavorable impact from higher average debt. The average interest rate was 1.8% for the year ended December 31, 2012 compared to 2.1% for the year ended December 31, 2011.

        Administrative and operating expenses were $250.2 million for the year ended December 31, 2012 compared to $242.6 million for the year ended December 31, 2011. The increase was primarily due to an increase of $11.7 million in the provision for credit losses, partially offset by a reduction of $2.5 million in depreciation of equipment on operating leases.

        The provision for credit losses for the year ended December 31, 2012 totaled $44.6 million compared to $32.9 million for the year ended December 31, 2011. The increase was primarily due to higher portfolio growth, as well as higher expected loss rates on the portfolio primarily as a result of the impact of the U.S. drought.

        The provision for income taxes was $116.1 million in 2012, resulting in a 35.2% effective tax rate, compared to a provision for income taxes of $118.1 million and a 36.9% effective tax rate in 2011. The decrease in the effective tax rate was primarily due to the change in geographic mix of income earned within the U.S.

Receivables and Equipment on Operating Leases Originated and Held

        Receivables and equipment on operating lease originations for the years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012	2011	$ Change	% Change
Retail receivables	$4,416,370	$3,777,794	$638,576	16.9%
Wholesale receivables	14,259,198	13,308,030	951,168	7.1
Other	963,659	951,084	12,575	1.3
Equipment on operating leases	459,477	386,361	73,116	18.9

Total originations	$20,098,704	$18,423,269	$1,675,435	9.1%

        Retail and wholesale receivable originations increased in 2012 compared to 2011, primarily due to increased unit sales of CNH North America equipment. The increase in equipment on operating lease originations for 2012 compared to 2011 was due to the mix of leasing programs offered.

        Total receivables and equipment on operating leases held as of December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012	2011	$ Change	% Change
Retail receivables	$7,363,384	$6,258,289	$1,105,095	17.7%
Wholesale receivables	3,265,173	2,972,116	293,057	9.9
Other	226,039	262,817	(36,778)	(14.0)
Equipment on operating leases	754,371	647,617	106,754	16.5

Total receivables and equipment on operating leases	$11,608,967	$10,140,839	$1,468,128	14.5%

        The total retail receivables balance 30 days or more past due as a percentage of the retail receivables was 0.7% and 1.0% at December 31, 2012 and 2011, respectively. Market conditions generally continued to improve and stabilize in the agricultural and construction equipment sectors during the relevant periods. The total wholesale receivables balance 30 days or more past due as a percentage of the wholesale receivables was not significant with respect to any of the foregoing periods. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income were $29.3 million and $55.5 million at December 31, 2012 and 2011, respectively. Total wholesale receivables on nonaccrual status were $61.2 million and $54.4 million at December 31, 2012 and 2011, respectively.

        Total receivable write-off amounts and recoveries, by product for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Write-offs:
Retail	$28,238	$27,770
Wholesale	1,857	12,613
Other	7,906	12,770

Total write-offs	38,001	53,153

Recoveries:
Retail	(5,206)	(5,850)
Wholesale	(312)	(447)
Other	(3,276)	(3,431)

Total recoveries	(8,794)	(9,728)

Write-offs, net of recoveries:
Retail	23,032	21,920
Wholesale	1,545	12,166
Other	4,630	9,339

Total write-offs, net of recoveries	$29,207	$43,425

        The increase in retail write-offs in 2012 was due to the write-off of one retail customer ($13.8 million) in a non-core business that we have exited and for which a full reserve had been made. Higher wholesale write-offs for 2011 were primarily due to losses incurred with one dealer.

        Our allowance for credit losses on all receivables financed totaled $122.3 million at December 31, 2012 and $106.7 million at December 31, 2011. The level of the allowance is based on quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk. We believe our allowance is sufficient to provide for incurred losses in our existing receivable portfolio.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

        Revenues for the years ended December 31, 2011 and 2010 were as follows (dollars in thousands):

	2011	2010	$ Change	% Change
Interest income on retail and other notes and finance leases	$238,330	$267,551	$(29,221)	(10.9)%
Interest and other income from affiliates	382,006	376,383	5,623	1.5
Gain on retail notes, wholesale receivables and commercial revolving accounts sold	—	38	(38)	N/M
Servicing fee income	1,747	3,340	(1,593)	(47.7)
Rental income on operating leases	137,729	140,989	(3,260)	(2.3)
Other income	71,187	75,250	(4,063)	(5.4)

Total revenues	$830,999	$863,551	$(32,552)	(3.8)%

        Revenues totaled $831.0 million for the year ended December 31, 2011 compared to $863.6 million for the year ended December 31, 2010. The decrease was primarily due to the decrease in interest income on retail and wholesale receivables.

        Interest income on retail and other receivables and finance leases for the year ended December 31, 2011 was $238.3 million, a decrease of $29.2 million from the year ended December 31, 2010. The decrease was primarily due to a $54.5 million unfavorable impact from lower interest rates on new and existing retail and wholesale receivables, partially offset by a $25.3 million favorable impact from higher average earning assets. The average yield was 6.8% for the year ended December 31, 2011 compared to 7.1% for the year ended December 31, 2010.

        Interest and other income from affiliates for the year ended December 31, 2011 was $382.0 million compared to $376.4 million for the year ended December 31, 2010. Compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers was $216.5 million and $227.2 million, respectively, with the decrease primarily due to a decrease in marketing programs. Compensation from CNH North America for the difference between the market rental rates and the amounts paid by the customers of CNH North America for operating leases was $26.5 million and $22.3 million, with the increase primarily due to higher originations of equipment on operating leases. Compensation from CNH North America for wholesale marketing programs was $135.3 million compared to $115.4 million for the prior year. The increase was primarily due to higher average earning wholesale assets.

        Rental income on operating leases for the year ended December 31, 2011 was $137.7 million, a decrease of $3.3 million from the year ended December 31, 2010. The decrease was primarily due to a $1.6 million favorable impact in higher average earning assets, offset by a $4.9 million unfavorable impact from lower interest rates.

Expenses

        Interest expense totaled $268.8 million for the year ended December 31, 2011 compared to $313.0 million for the year ended December 31, 2010. The decrease was primarily due to lower average interest rates, partially offset by an increase in average debt.

        Administrative and operating expenses were $242.6 million for the year ended December 31, 2011 compared to $303.0 million for the year ended December 31, 2010. The decrease was primarily due to a reduction of $43.5 million in the provision for credit losses and a reduction of $7.5 million in depreciation of equipment on operating leases.

        The provision for credit losses for the year ended December 31, 2011 totaled $32.9 million compared to $76.4 million for the year ended December 31, 2010. The decrease was primarily due to lower loss rates on construction equipment retail receivables and improvements in the delinquency rates of the retail portfolio.

        The provision for income taxes was $118.1 million in 2011 (for a 36.9% effective rate) compared to $85.1 million in 2010 (for a 34.4% effective rate). The increase in the effective tax rate was primarily due to the geographic mix of income earned within the U.S.

Receivables and Equipment on Operating Leases Originated and Held

        Receivables and equipment on operating lease originations and balances held for the years ended December 31, 2011 and 2010 were as follows (dollars in thousands):

	2011	2010	$ Change	% Change
Retail receivables	$3,777,794	$3,292,071	$485,723	14.8%
Wholesale receivables	13,308,030	11,507,312	1,800,718	15.6
Other	951,084	934,259	16,825	1.8
Equipment on operating leases	386,361	356,902	29,459	8.3

Total originations	$18,423,269	$16,090,544	$2,332,725	14.5%

        Retail receivables originations increased in 2011 compared to 2010, primarily due to increases in retail sales of CNH North America equipment. Wholesale receivables originations increased primarily due to an increase in net sales of CNH North America equipment.

        Total receivables and equipment on operating leases held as of December 31, 2011 and 2010 were as follows (dollars in thousands):

	2011	2010	$ Change	% Change
Retail receivables	$6,258,289	$5,708,497	$549,792	9.6%
Wholesale receivables	2,972,116	2,757,048	215,068	7.8
Other	262,817	280,398	(17,581)	(6.3)
Equipment on operating leases	647,617	613,893	33,724	5.5

Total receivables and equipment on operating leases	$10,140,839	$9,359,836	$781,003	8.3%

        The total retail receivables balance 30 days or more past due as a percentage of the retail receivables portfolio was 1.0% and 2.1% at December 31, 2011 and 2010, respectively. The total wholesale receivables balance 30 days or more past due as a percentage of the wholesale receivables portfolio was not significant with respect to either of the foregoing periods. Total retail receivables on non-accrual status, which represent receivables for which we have ceased accruing finance income, were $55.5 million and $51.4 million at December 31, 2011 and 2010, respectively. Total wholesale receivables on non-accrual status were $54.4 million and $62.3 million at December 31, 2011 and 2010, respectively.

        Total receivable write-off amounts and recoveries, by product, for the 2011 and 2010 fiscal years were as follows (in thousands):

	2011	2010
Write-offs:
Retail	$27,770	$64,276
Wholesale	12,613	11,635
Other	12,770	18,290

Total write-offs	53,153	94,201

Recoveries:
Retail	(5,850)	(3,994)
Wholesale	(447)	(387)
Other	(3,431)	(3,685)

Total recoveries	(9,728)	(8,066)

Write-offs, net of recoveries:
Retail	21,920	60,282
Wholesale	12,166	11,248
Other	9,339	14,605

Total write-offs, net of recoveries	$43,425	$86,135

        The decrease in retail write-offs in 2011 was consistent with improved conditions in the construction market and favorable delinquency trends in both the agricultural and construction equipment receivable portfolios compared to 2010.

        Our allowance for credit losses on all receivables financed totaled $106.7 million at December 31, 2011 and $118.7 million at December 31, 2010. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. We believe our allowance is sufficient to provide for incurred losses in our existing receivable portfolio.

Liquidity and Capital Resources

        The following discussion of liquidity and capital resources principally focuses on our statements of cash flows, balance sheets and capitalization. CNH Capital's current funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments and funding options.

        In the past, securitization has been one of our most economical sources of funding and, therefore, the majority of our originated receivables are securitized with the cash generated from such receivables utilized to repay the related debt. We expect securitization to continue to represent a substantial portion of our capital structure.

        In April 2012, we entered into a $250 million, unsecured credit agreement with a consortium of banks. The facility has a term of three years. In addition, in October 2012, we completed a private offering of $750 million in aggregate principal amount of 3.875% notes due 2015. The notes, which are senior unsecured obligations of CNH Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.

        In addition, we have committed secured and unsecured facilities, affiliate borrowings and cash to fund our liquidity and capital needs. We expect changes to our funding profile as costs and terms of accessing the unsecured term market improve.

Cash Flows

	For the Years Ended December 31,
	2012	2011	2010
Cash flows provided by (used in):
Operating activities	$526,581	$465,102	$357,027
Investing activities	(1,501,609)	(966,553)	(556,891)
Financing activities	1,166,848	674,752	222,641

Net cash increase	$191,820	$173,301	$22,777

        Operating activities in the year ended December 31, 2012 generated cash of $527 million, resulting primarily from net income of $214 million, a decrease in affiliated accounts and notes receivables of $99 million and a decrease in other assets and equipment held for sale of $60 million, partially offset by a decrease in accounts payable and other accrued liabilities of $13 million. The increase in cash provided by operating activities in 2012 compared to 2011 was primarily due to a $87 million improvement in working capital. Operating activities in 2011 generated $465 million of cash, resulting primarily from net income of $202 million, adjusted by depreciation and amortization of $112 million and deferred income tax expense of $59 million. The increase of cash generated from operating activities in 2011 compared to 2010 was primarily due to the increase in net income of $39 million and a $114 million improvement in working capital.

        Net cash flows used in investing activities in the year ended December 31, 2012 totaled $1,502 million, resulting primarily from a net growth in receivables of $1,333 million, $460 million in expenditures for equipment on operating leases and $3 million in purchases of software, partially offset by a decrease in restricted cash of $44 million and proceeds from the sale of equipment on operating leases of $250 million. The increase in cash used by investing activities in 2012 compared to 2011 was primarily due to an increase in net growth in receivables. Cash flows used by investing activities in 2011 totaled $967 million, resulting from a net growth in receivables of $819 million and $386 million in expenditures for equipment on operating leases, partially offset by proceeds from the sale of equipment on operating leases of $238 million. Cash flows used by investing activities in 2010 totaled $557 million, resulting from a net growth in receivables of $278 million, $357 million in expenditures for equipment on operating leases, and a $146 million increase in restricted cash, partially offset by proceeds from the sale of equipment on operating lease of $226 million. The increase in cash flows used by investing activities for 2011 compared to 2010 was primarily due to an increase in the net growth in receivables.

        Net cash flows of $1,167 million from financing activities in the year ended December 31, 2012 primarily reflected the net cash received of $6,056 million from affiliated debt, long-term debt and short-term borrowings and net cash paid of $4,889 million for affiliated and long-term debt. The increase in cash provided by financing activities in 2012 compared to 2011 was primarily due to reduced net payments of affiliated debt and the absence of a dividend paid in 2012. Cash provided by financing activities in 2011 of $675 million primarily reflected the $5,579 million issuance of long term debt, revolving credit facilities and affiliated debt, partially offset by payments of $4,819 million to reduce long term and affiliated debt and a payment of $85 million of cash dividends to CNH America. Cash provided by financing activities in 2010 of $223 million primarily reflected the net $1,074 million issuance of long term debt and revolving credit facilities, partially offset by payments of $556 million to reduce affiliated debt and a payment of $295 million of cash dividends to CNH America. The increase in cash provided by financing activities in 2011 compared to 2010 was primarily due to a reduction in dividends paid of $210 million and net cash from funding transactions.

Securitization

        CNH Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Capital has completed public and private issuances of asset-backed securities in both the U.S. and Canada and, as of December 31, 2012, the amounts outstanding were approximately $6.0 billion.

        We will strive to continue to tailor our transactions to applicable market conditions while optimizing economic terms and reducing execution risks.

Committed Asset-Backed Facilities

        CNH Capital has committed asset-backed facilities with several banks, primarily through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.9 billion at December 31, 2012, with original borrowing maturities of up to two years. The excess availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At December 31, 2012, approximately $1.1 billion of funding was available for use under these facilities.

Other Transactions

        CNH Capital has also met some of its funding needs through other transactions such as bank loans secured by various receivables, third-party direct sale transactions and private short-term lending agreements.

Affiliate Sources

        CNH Capital borrows, as needed, from CNH. This source of funding is primarily used to finance various on-book assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We have obtained financing from Fiat Industrial treasury subsidiaries and, from time to time, have entered into term loan agreements. At December 31, 2012, affiliated debt was $0.9 billion, up from $0.8 billion at December 31, 2011.

Equity Position

        Our equity position also supports our capabilities to access various funding sources. Our stockholder's equity at December 31, 2012 was $1.5 billion, compared to $1.2 billion at December 31, 2011.

Liquidity

        The vast majority of CNH Capital's debt is self-liquidating from the cash generated by the underlying amortizing receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset-backed facilities until being refinanced in the term ABS market or with other third-party debt. New wholesale receivables are typically financed through a master trust and funded by variable funding notes or in the term ABS market. Cash and commitments under the facilities shown in the table below totaled $5.8 billion, of which $2.2 billion was available for use at December 31, 2012.

(in thousands)
Cash, cash equivalents and restricted cash	$1,513,099
Committed asset-backed facilities	3,940,460
Committed unsecured facilities	350,000

Total cash and facilities	5,803,559
Less: restricted cash	(727,186)
Less: facilities utilization	(2,885,962)

Total available for use	$2,190,411

        The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

        In connection with a limited number of funding transactions, CNH Capital America LLC provides financial guarantees to various parties on behalf of certain foreign financial services subsidiaries, in an amount not to exceed $266.8 million as of December 31, 2012.

Debt

        Our consolidated debt as of December 31, 2012 and 2011 is set forth in the table below (in thousands):

	2012	2011
Short-term debt (including current maturities of long-term debt)	$4,230,237	$4,796,035
Long-term debt	6,321,551	4,587,773

Total third-party debt	10,551,788	9,383,808
Affiliated debt	864,032	819,270

Total debt	$11,415,820	$10,203,078

        The majority of our debt is secured third-party financing, including borrowings under committed asset-backed facilities and issuance of term securitization transactions.

Cash, Cash Equivalents and Restricted Cash

        The following table shows cash and cash equivalents and restricted cash as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Cash and cash equivalents	$785,913	$594,093
Restricted cash	727,186	767,359

Total cash	$1,513,099	$1,361,452

        Cash and cash equivalents and restricted cash are comprised of highly liquid investments with short-term original maturities. See "Liquidity and Capital Resources—Cash Flows" for a further discussion of the changes in our cash position.

        Restricted cash is principally held by depository banks in order to comply with securitization contractual agreements, such as providing cash reserve accounts for the benefit of securitization investors.

Off-Balance Sheet Arrangements

        We disclose our off-balance sheet arrangements in the notes to our consolidated financial statements. For more information, please see "Note 3: Receivables" to our consolidated financial statements for the year ended December 31, 2012.

Contractual Obligations

        The following table sets forth the aggregate amounts of our contractual obligations and commitments as of December 31, 2012 with definitive payment terms that will require significant cash outlays in the future.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Short-term and long-term debt(1)	$10,551,788	$4,230,237	$4,450,485	$1,830,506	$40,560
Affiliated debt	864,032	864,032	—	—	—
Interest on fixed rate debt(2)	495,436	141,745	256,719	96,972	—
Interest on floating rate debt(2)	342,663	72,801	142,977	126,005	880
Operating leases(3)	12,500	2,500	7,500	2,500	—

Total contractual obligations	$12,266,419	$5,311,315	$4,857,681	$2,055,983	$41,440

(1)
Short-term debt shown as less than one year includes current maturities of long-term debt of $2,131,521.

(2)
The interest funding requirements are based on the year end 2012 interest rates.

(3)
Minimum rental commitments.

Cautionary Note Regarding Forward-Looking Statements

        All statements other than statements of historical fact contained in this annual report, including statements regarding our competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, capital expenditures, capital structure or other financial items; costs; and plans and objectives of management regarding operations, products and services, are forward looking statements. These statements may include terminology such as "may," "will," "expect," "could," "should," "intend," "estimate," "anticipate," "believe," "outlook," "continue," "remain," "on track," "design," "target," "objective," "goal," or similar terminology.

        Our outlook is predominantly based on our interpretation of what we consider to be key economic assumptions and involves risks and uncertainties that could cause actual results to differ (possibly materially) from such forward looking statements. Macroeconomic factors including monetary policy, interest rates, currency exchange rates, inflation, deflation, credit availability and government intervention in an attempt to influence such factors may have a material impact on our customers and the demand for our services. The demand for CNH North America's products and, in turn, our products and services is influenced by a number of factors, including, among other things: general economic conditions; demand for food; commodity prices, raw material and component prices and stock levels; net farm income levels; availability of credit; developments in biofuels; infrastructure spending rates; housing starts; commercial construction; seasonality of demand; changes and uncertainties in the monetary and fiscal policies of various governmental and regulatory entities; the ability to maintain key dealer relationships; currency exchange rates and interest rates; pricing policies by CNH North America or its competitors; political, economic and legislative changes; and the other risks described in "Risk Factors." Some of the other significant factors that may affect our results include our access to credit, restrictive covenants in our debt agreements, actions by rating agencies concerning the ratings on our debt and asset backed securities and the credit ratings of CNH Global and Fiat Industrial, risks related to our relationship with Fiat Industrial, weather, climate change and natural disasters, actions taken by our competitors, the effect of changes in laws and regulations, the results of legal proceedings and employee relations.

        Furthermore, in light of recent difficult economic conditions, both globally and in the industries in which we operate, it is particularly difficult to forecast our results and any estimates or forecasts of particular periods that we provide are uncertain. We can give no assurance that the expectations reflected in our forward looking statements will prove to be correct. Our actual results could differ materially from those anticipated in these forward looking statements. All written and oral forward looking statements attributable to us are expressly qualified in their entirety by the factors we disclose that could cause our actual results to differ materially from our expectations. We undertake no obligation to update or revise publicly any forward looking statements.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions and conditions. Our critical accounting policies and estimates, which require management assumptions and complex judgments, are summarized below.

Allowance for Credit Losses

        The allowance for credit losses is our estimate of probable losses for receivables owned by us and consists of two components, depending on whether the receivable has been individually identified as being impaired. The first component of the allowance for credit losses covers the receivables specifically reviewed by management for which we have determined it is probable that we will not collect all of the contractual principal and interest. Receivables are individually reviewed for impairment based on, among other items, amounts outstanding, days past due and prior collection history. These receivables are subject to impairment measurement at the loan level based either on the present value of expected future cash flows discounted at the receivables' effective interest rate or the fair value of the collateral for collateral-dependent receivables.

        The second component of the allowance for credit losses covers all receivables that have not been individually reviewed for impairment. The allowance for these receivables is based on aggregated portfolio evaluations, generally by financial product. The allowance for retail credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The allowance for wholesale credit losses is based on loss forecast models that consider the same factors as the retail models plus dealer risk ratings. The loss forecast models are updated on a quarterly basis. In addition, qualitative factors that are not fully captured in the loss forecast models, including industry trends, and macroeconomic factors are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

        The total allowance for credit losses at December 31, 2012 and 2011 was $122.3 million and $106.7 million, respectively. Management's ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions.

        While management believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that, in the future, changes in economic conditions or other factors will not cause changes in the financial condition of our customers. If the financial condition of some of our customers deteriorates, the timing and level of payments received could be impacted and, therefore, could result in an increase in losses on the current portfolio.

Equipment on Operating Lease Residual Values

        We purchase equipment from our dealers and other independent third parties and lease such equipment to retail customers under operating leases. Income from these operating leases is recognized over the term of the lease. Our decision on whether or not to offer lease financing to customers is based, in part, upon estimated residual values of the leased equipment, which are estimated at the lease inception date and periodically updated. Realization of the residual values, a component in the profitability of a lease transaction, is dependent on our ability to market the equipment at lease termination under the then prevailing market conditions. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Although realization is not assured, management believes that the estimated residual values are realizable.

        Total operating lease residual values at December 31, 2012 and 2011 were $607.0 million and $498.2 million, respectively.

        Estimates used in determining end-of-lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future market values for this equipment were to decrease 10% from our present estimates, the total impact would be to increase our depreciation expense on equipment on operating leases by approximately $60.7 million. This amount would be charged to depreciation expense during the remaining lease terms such that the net investment in operating leases at the end of the lease terms would be equal to the revised residual values. Initial lease terms generally range from three to four years.

New Accounting Pronouncements Adopted in Prior Years

        In June 2009, the Financial Accounting Standards Board ("FASB") issued new accounting guidance which changed the accounting for transfers of financial assets. The guidance eliminated the concept of a qualifying special purpose entity ("QSPE"), changed the requirements for derecognizing financial assets, and required additional disclosures by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets.

        In June 2009, the FASB also issued new accounting guidance which amended the accounting for variable interest entities ("VIEs"). The guidance changed the criteria for determining whether the consolidation of a VIE is required from a quantitative risk and rewards model to a qualitative model, based on control and economics. The guidance also eliminated the scope exception for QSPEs, increased the frequency for reassessing consolidation of VIEs and created new disclosure requirements about an entity's involvement in a VIE.

        We adopted the new guidance on January 1, 2010. As a significant portion of our securitization trusts and facilities were no longer exempt from consolidation as QSPEs under the guidance, we reassessed these VIEs under the new qualitative model and determined we were the primary beneficiary, as we have both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We consolidated the receivables and related liabilities held by these VIEs based on their carrying amounts, with a decrease to equity as shown in the consolidated statements of changes in stockholder's equity.

        In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income in financial statements. The new guidance removed current presentation options and required entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The new reporting required by this accounting guidance has been included in these financial statements.

New Accounting Pronouncements Adopted in 2012

        On January 1 2012, we adopted FASB Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification ("ASC") 820, Fair Value Measurement. This ASU requires the categorization by level for items that are required to be disclosed at fair value and information about transfers between Level 1 and Level 2 and additional disclosure for Level 3 measurements. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The adoption did not have a material effect on our consolidated financial statements.

        In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends ASC 350, Intangibles—Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if goodwill is impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If that assessment indicates no impairment, the first and second steps of the quantitative goodwill impairment test are not required. Although we adopted this ASU and the adoption did not have a material effect on our consolidated financial statements, we also performed an annual impairment review.

New Accounting Pronouncements to be Adopted

        In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This includes derivatives and other financial securities arrangements. The effective date is January 2013 and must be applied retrospectively. The adoption is not expected to have a material effect on our consolidated financial statements.

        In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires preparers to report information about reclassifications out of accumulated other comprehensive income. For significant items reclassified out of accumulated other comprehensive income to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under US GAAP (e.g., pension amounts that are included in inventory) is required in the notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note). Adoption of this standard is required in our 2013 consolidated financial statements and footnote disclosures and will not have a material impact.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of market risks, primarily changes in interest rates. We monitor our exposure to these risks, and manage the underlying economic exposures on transactions using financial instruments such as forward contracts, interest rate swaps, interest rate caps and forward starting swaps. We do not hold or issue derivatives or other financial instruments for speculation purposes or to hedge translation risks. See "Note 9: Financial Instruments" in the notes to our consolidated financial statements for the year ended December 31, 2012 for a description of our risk management and the methods and assumptions used to determine the fair values of financial instruments.

Interest Rate Risk

        We are exposed to market risk from changes in interest rates. We monitor our exposure to this risk and manage the underlying exposure both through the matching of financial assets and liabilities and through the use of financial instruments, including swaps, caps, forward starting swaps, and forward rate agreements for the net exposure. The instruments aim to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of our financial assets and liabilities. We do not hold or issue derivative or other financial instruments for speculative purposes.

        We monitor interest rate risk to achieve a predetermined level of matching between the interest rate structure of our financial assets and liabilities. Fixed-rate financial instruments, including receivables, debt, ABS securities and other investments, are segregated from floating-rate instruments in evaluating the potential impact of changes in applicable interest rates. A sensitivity analysis was performed to compute the impact on fair value which would be caused by a hypothetical 10% change in the interest rates used to discount each category of financial assets and liabilities. The net impact on the fair value of the financial instruments and derivative instruments held as of December 31, 2012 and 2011, resulting from a hypothetical 10% change in interest rates, would be approximately $0.9 million and $2.5 million, respectively. For the sensitivity analysis the financial instruments are grouped according to the currency in which financial assets and liabilities are denominated and the applicable interest rate index. As a result, our interest rate risk sensitivity model may overstate the impact of interest rate fluctuations for such financial instruments, as consistently unfavorable movements of all interest rates are unlikely.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements are included in this annual report beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2012. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

        On February 21, 2013, we, through a bankruptcy-remote trust, issued $1.25 billion of amortizing asset-backed notes secured by U.S. retail loan contracts.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Omitted pursuant to General Instruction I of Form 10-K.

Item 11.    Executive Compensation

        Omitted pursuant to General Instruction I of Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Omitted pursuant to General Instruction I of Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Omitted pursuant to General Instruction I of Form 10-K.

Item 14.    Principal Accounting Fees and Services

        For the years ended December 31, 2012 and 2011, Ernst & Young LLP, the member firms of Ernst & Young and their respective affiliates (collectively, the "Ernst & Young Entities") were appointed to serve as our independent registered public accounting firm.

        We incurred the following fees for professional services performed by the Ernst & Young Entities for the years ended December 31, 2012 and 2011, respectively:

	2012	2011
Audit fees	$488,000	$519,000
Audit-related fees	840,000	871,000

Total	$1,328,000	$1,390,000

        "Audit Fees" are the aggregate fees billed for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. "Audit-related fees" are fees charged for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." This category comprises fees for the audit of agreed-upon procedure engagements and other attestation services subject to regulatory requirements. There were no fees billed for professional services in connection with tax advice, tax planning or other fees not included above for the years ended December 31, 2012 and 2011.

Audit Committee's Pre-Approval Policies and Procedures

        As a wholly-owned subsidiary of CNH Global, audit and non-audit services provided by our independent registered public accounting firm are subject to CNH Global's Audit Committee pre-approval policies and procedures as described in the annual report on Form 20-F of CNH Global for the year ended December 31, 2012. During the year ended December 31, 2012, all audit and non-audit services provided by our independent registered public accounting firm were pre-approved in accordance with such policies and procedures.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following documents are filed as part of this report:

  1.
  Financial Statements

  2.
  Financial Statement Schedules

    See table of contents to financial statement and schedules immediately preceding the financial statements and schedules to the consolidated financial statements.

  3.
  Exhibits

Exhibit		Description
3.1		Certificate of Formation of CNH Capital LLC dated December 31, 2004. (Previously filed as Exhibit 3.1 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

3.2		Amended and Restated Limited Liability Company Agreement of CNH Capital LLC, amended on July 7, 2011. (Previously filed as Exhibit 3.2 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

10.1		Support Agreement, dated as of November 4, 2011, by and between CNH Capital LLC and CNH Global N.V. (Previously filed as Exhibit 10.1 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

10.2		Third Amended and Restated Wholesale and Parts CNH Capital Financing Agreement, dated November 3, 2011, by and between CNH America LLC and CNH Capital America LLC. (Previously filed as Exhibit 10.2 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

10.3		Amended and Restated Wholesale and Parts CNH Capital Financing Agreement, dated November 3, 2011, by and between CNH Canada Ltd. and CNH Capital Canada Ltd. (Previously filed as Exhibit 10.3 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

10.4		Employment Agreement, dated April 6, 2009, by and between Steve C. Bierman and CNH America LLC. (Previously filed as Exhibit 10.4 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

12.1		Statement regarding computation of ratio of earnings to fixed charges.

31.1		Certifications of President Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification required by Exchange Act Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Exhibit		Description
101	*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Balance Sheets as of December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2012, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements.

†
These certifications are deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section; nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 (the "Securities Act") or the Exchange Act.

*
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNH CAPITAL LLC
Date: March 4, 2013	By:	/s/ STEVEN C. BIERMAN
		Name:	Steven C. Bierman
		Title:	Chairman and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN C. BIERMAN Steven C. Bierman	Chairman, President and Director (Principal Executive Officer)	March 4, 2013
/s/ DOUGLAS MACLEOD Douglas Macleod	Chief Financial Officer and Assistant Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2013
/s/ RICHARD TOBIN Richard Tobin	Director	March 4, 2013

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CNH CAPITAL LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of CNH Capital LLC:

        We have audited the accompanying consolidated balance sheets of CNH Capital LLC and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholder's equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNH Capital LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, on January 1, 2010, the Company changed its method of accounting and reporting for transfers of financial assets and consolidation of variable interest entities and applied the reporting requirements on a prospective basis.

        As discussed in Note 16 to the consolidated financial statements, in 2011 the Company began to follow U.S. generally accepted accounting principles applicable to public companies as defined by the applicable accounting standards and related Securities and Exchange Commission regulations. As a result, the Company retrospectively adjusted previous periods' consolidated financial statements to account for income taxes on the separate return basis as if the Company had not been eligible to be included in a consolidated tax return with its parent.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of CNH Capital LLC:

        We have audited the accompanying consolidated statements of income, comprehensive income, cash flows, and changes in stockholder's equity of CNH Capital LLC and subsidiaries (the "Company") for the year ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operation of CNH Capital LLC and subsidiaries and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, on January 1, 2010, the Company changed its method of accounting and reporting for transfers of financial assets and consolidation of variable interest entities and applied the reporting requirements on a prospective basis.

        As discussed in Notes 2 and 16 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income in 2011 due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

        As discussed in Note 16 to the consolidated financial statements, the Company has begun to follow accounting principles generally accepted in the United States of America applicable to public companies as defined by the applicable accounting standards and related Securities and Exchange Commission regulations. As a result, the accompanying 2010 consolidated financial statements have been retrospectively adjusted to account for income taxes on the separate return basis as if the Company had not been eligible to be included in a consolidated tax return with its parent, and to present condensed consolidating financial information.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
May 12, 2011 (March 29, 2012 as to the effects of the changes described in Note 16)

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

	2012	2011	2010
REVENUES
Interest income on retail and other notes and finance leases	$240,657	$238,330	$267,551
Interest and other income from affiliates	392,463	382,006	376,383
Gain on retail notes, wholesale receivables and commercial revolving accounts sold	—	—	38
Servicing fee income	940	1,747	3,340
Rental income on operating leases	133,806	137,729	140,989
Other income	66,138	71,187	75,250

Total revenues	834,004	830,999	863,551

EXPENSES
Interest expense:
Interest expense to third parties	219,561	224,189	232,448
Interest expense to affiliates	34,512	44,645	80,584

Total interest expense	254,073	268,834	313,032

Administrative and operating expenses:
Fees charged by affiliates	61,895	62,945	61,464
Provision for credit losses	44,578	32,853	76,394
Other than temporary impairment of retained interests	—	815	4,108
Depreciation of equipment on operating leases	107,836	110,314	117,848
Other expenses	35,929	35,651	43,158

Total administrative and operating expenses	250,238	242,578	302,972

Total expenses	504,311	511,412	616,004

INCOME BEFORE TAXES	329,693	319,587	247,547
Income tax provision	116,112	118,053	85,067

NET INCOME	213,581	201,534	162,480
Net income attributed to noncontrolling interest	(1,645)	(1,488)	(1,861)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$211,936	$200,046	$160,619

The accompanying Notes to Consolidated Financial Statement are an integral part of these financial statements.

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

	2012	2011	2010
NET INCOME	$213,581	$201,534	$162,480
Other comprehensive income (loss):
Foreign currency translation adjustment	15,084	(12,012)	20,260
Defined benefit plans:
Pension liability adjustment (net of tax benefit (expense) of $19, $178 and ($301), respectively)	(154)	(388)	486
Unrealized gains (losses) on retained interests:
Unrealized gains (losses) on retained interests (net of tax benefit (expense) of $823, $1,739 and ($2,112), respectively)	(1,358)	(2,602)	3,407
Derivative financial instruments:
Losses reclassified to earnings (net of tax expense of $2,430, $8,110 and $13,805, respectively)	4,545	9,326	20,711
Losses deferred (net of tax benefit of $92, $8,535 and $10,459, respectively)	(185)	(11,250)	(15,848)

Total other comprehensive income (loss)	17,932	(16,926)	29,016

COMPREHENSIVE INCOME	231,513	184,608	191,496
Less: comprehensive income attributable to noncontrolling interest	(1,645)	(1,488)	(1,861)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$229,868	$183,120	$189,635

The accompanying Notes to Consolidated Financial Statement are an integral part of these financial statements.

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(In thousands)

	2012	2011
ASSETS
Cash and cash equivalents	$785,913	$594,093
Restricted cash	727,186	767,359
Receivables, less allowance for credit losses of $122,320 and $106,673, respectively	10,732,276	9,386,549
Retained interests in securitized receivables	9,271	17,289
Affiliated accounts and notes receivable	95,379	193,917
Equipment on operating leases, net	754,371	647,617
Equipment held for sale	46,650	32,131
Goodwill	117,696	116,830
Other intangible assets, net	4,529	3,259
Other assets	73,258	142,107

TOTAL	$13,346,529	$11,901,151

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,230,237	$4,796,035
Accounts payable and other accrued liabilities	447,298	450,828
Affiliated debt	864,032	819,270
Long-term debt	6,321,551	4,587,773

Total liabilities	11,863,118	10,653,906

Commitments and contingent liabilities (Note 13)
Stockholder's equity:
Member's capital	—	—
Paid-in capital	840,940	836,721
Accumulated other comprehensive income	46,648	28,716
Retained earnings	538,855	326,919

Total CNH Capital LLC stockholder's equity	1,426,443	1,192,356
Noncontrolling interest	56,968	54,889

Total stockholder's equity	1,483,411	1,247,245

TOTAL	$13,346,529	$11,901,151

The accompanying Notes to Consolidated Financial Statement are an integral part of these financial statements.

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(In thousands)

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

	2012	2011
Restricted cash	$727,086	$738,478
Receivables, less allowance for credit losses of $73,891 and $39,309, respectively	8,287,642	7,823,615
Equipment on operating leases, net	125,003	94,018

TOTAL	$9,139,731	$8,656,111

Short-term debt (including current maturities of long-term debt)	$4,081,062	$4,583,407
Long-term debt	4,729,901	3,634,629

TOTAL	$8,810,963	$8,218,036

The accompanying Notes to Consolidated Financial Statement are an integral part of these financial statements.

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$213,581	$201,534	$162,480
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	107,892	110,440	118,014
Amortization on intangibles	1,010	1,106	1,273
Provision for credit losses	44,578	32,853	76,394
Other than temporary impairment of retained interests	—	815	4,108
Gain on retail notes, wholesale receivables and commercial revolving accounts sold	—	—	(38)
Deferred income tax expense	13,257	58,755	48,765
Changes in components of working capital:
Decrease in servicing fee receivables	—	—	2,789
Decrease (increase) in affiliated accounts and notes receivables	99,423	(63,326)	(39,603)
Decrease (increase) in other assets and equipment held for sale	59,570	(20,360)	8,608
(Decrease) increase in accounts payable and other accrued liabilities	(12,730)	143,285	(53,012)
Increase in other, net	—	—	27,249

Net cash from operating activities	526,581	465,102	357,027

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(19,639,227)	(18,036,908)	(15,733,642)
Proceeds from sales of receivables	—	—	23,825
Collections of receivables	18,305,941	17,217,638	15,431,514
Decrease (increase) in restricted cash	43,589	1,986	(146,348)
Purchase of equipment on operating leases	(459,477)	(386,361)	(356,902)
Proceeds from disposal of equipment on operating leases	249,879	238,025	225,861
Purchase of software	(2,277)	(993)	(1,199)
Additions of property and equipment	(37)	(33)	—
Proceeds from disposal of property and equipment	—	93	—

Net cash used in investing activities	(1,501,609)	(966,553)	(556,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	1,807,984	533,346	—
Payment of affiliated debt	(1,764,745)	(1,275,856)	(555,950)
Proceeds from issuance of long-term debt	3,963,218	4,101,882	2,295,152
Payment of long-term debt	(3,124,109)	(3,543,494)	(1,130,767)
Increase (decrease) in revolving credit facilities, net	284,500	943,874	(90,794)
Dividends paid to CNH America LLC	—	(85,000)	(295,000)

Net cash from financing activities	1,166,848	674,752	222,641

INCREASE IN CASH AND CASH EQUIVALENTS	191,820	173,301	22,777
CASH AND CASH EQUIVALENTS
Beginning of year	594,093	420,792	398,015

End of year	$785,913	$594,093	$420,792

CASH PAID DURING THE YEAR FOR INTEREST	$251,590	$267,114	$311,707

CASH PAID DURING THE YEAR FOR TAXES	$85,684	$27,193	$92,492

The accompanying Notes to Consolidated Financial Statement are an integral part of these financial statements.

CNH CAPITAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands)

	Company Stockholder
	Member's Capital	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total
BALANCE—January 1, 2010	$—	$836,721	$49,616	$356,711	$51,540	$1,294,588
Dividends paid to CNH America LLC	—	—	—	(295,000)	—	(295,000)
Net income	—	—	—	160,619	1,861	162,480
Foreign currency translation adjustment	—	—	20,260	—	—	20,260
Pension liability adjustment, net of tax	—	—	486	—	—	486
Unrealized gain on retained interests, net of tax	—	—	3,407	—	—	3,407
Derivative financial instruments:
Losses reclassified to earnings, net of tax	—	—	20,711	—	—	20,711
Losses deferred, net of tax	—	—	(15,848)	—	—	(15,848)

Cumulative effect from change in accounting for consolidation of certain variable interest entities	—	—	(32,990)	(10,457)	—	(43,447)

BALANCE—December 31, 2010	$—	$836,721	$45,642	$211,873	$53,401	$1,147,637
Dividends paid to CNH America LLC	—	—	—	(85,000)	—	(85,000)
Net income	—	—	—	200,046	1,488	201,534
Foreign currency translation adjustment	—	—	(12,012)	—	—	(12,012)
Pension liability adjustment, net of tax	—	—	(388)	—	—	(388)
Unrealized gain on retained interests, net of tax	—	—	(2,602)	—	—	(2,602)
Derivative financial instruments:
Losses reclassified to earnings, net of tax	—	—	9,326	—	—	9,326
Losses deferred, net of tax	—	—	(11,250)	—	—	(11,250)

BALANCE—December 31, 2011	$—	$836,721	$28,716	$326,919	$54,889	$1,247,245
Net income	—	—	—	211,936	1,645	213,581
Preferred stock issuance	—	—	—	—	434	434
Foreign currency translation adjustment	—	—	15,084	—	—	15,084
Stock compensation	—	4,219	—	—	—	4,219
Pension liability adjustment, net of tax	—	—	(154)	—	—	(154)
Unrealized gain on retained interests, net of tax	—	—	(1,358)	—	—	(1,358)
Derivative financial instruments:
Losses reclassified to earnings, net of tax	—	—	4,545	—	—	4,545
Losses deferred, net of tax	—	—	(185)	—	—	(185)

BALANCE—December 31, 2012	$—	$840,940	$46,648	$538,855	$56,968	$1,483,411

The accompanying Notes to Consolidated Financial Statement are an integral part of these financial statements.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1: NATURE OF OPERATIONS

        CNH Capital LLC and its wholly-owned operating subsidiaries, including New Holland Credit Company, LLC ("New Holland Credit") and CNH Capital America LLC ("CNH Capital America"), and its majority-owned operating subsidiary CNH Capital Canada Ltd. (collectively, "CNH Capital" or the "Company"), are each a wholly-owned subsidiary of CNH America LLC ("CNH America"), which is an indirect wholly-owned subsidiary of CNH Global N.V. ("CNH Global" and together with its consolidated subsidiaries, "CNH"). CNH designs, manufactures, and sells agricultural and construction equipment. CNH Capital provides financial services for CNH America and CNH Canada Ltd. (collectively, "CNH North America") customers primarily located in the United States and Canada.

        As of December 31, 2012, Fiat Industrial S.p.A. ("Fiat Industrial," and together with its subsidiaries, the "Fiat Industrial Group") owned approximately 87% of CNH's outstanding common shares through its wholly-owned subsidiary, Fiat Netherlands Holding B.V. ("Fiat Netherlands").

        On January 1, 2011, Fiat S.p.A. ("Fiat") effected a "demerger" under Article 2506 of the Italian Civil Code. Pursuant to the demerger, Fiat transferred its ownership interest in Fiat Netherlands to a new holding company, Fiat Industrial, including Fiat's indirect ownership of CNH Global, as well as Fiat's truck and commercial vehicles business and its industrial and marine powertrain business. Consequently, as of January 1, 2011, CNH Global became a subsidiary of Fiat Industrial. In connection with the demerger transaction, shareholders of Fiat received shares of the capital stock of Fiat Industrial. Accordingly, as of January 1, 2011 Fiat Industrial owned approximately 89% of the outstanding common shares of CNH Global through Fiat Netherlands.

        On November 25, 2012, Fiat Industrial and CNH Global announced that they entered into a definitive merger agreement to combine the businesses of Fiat Industrial and CNH Global. The terms of the definitive merger agreement provide that Fiat Industrial, which indirectly owns approximately 87% of the outstanding share capital of CNH Global, and CNH Global will each merge into a newly-formed company organized under the laws of the Netherlands ("NewCo"). The parties anticipate that the shares of NewCo will be listed on the New York Stock Exchange at the closing of the merger. NewCo will also use its reasonable best efforts to cause the NewCo shares to be admitted to listing on the Mercato Telematico Azionario managed by Borsa Italiana shortly following the closing of the merger. The merger is expected to close in the third quarter of 2013, subject to customary closing conditions including, among others, the approval of the merger by the shareholders of each of Fiat Industrial and CNH Global, customary regulatory approvals and a condition capping the exercise of withdrawal rights by Fiat Industrial shareholders and opposition rights by Fiat Industrial creditors at €325 million in the aggregate. Fiat Industrial has agreed to vote all of its CNH Global shares in favor of the merger at the applicable CNH Global shareholders' meeting.

        Effective July 1, 2012, CNH Capital LLC sold its equity interests in CNH Capital Insurance Agency, Inc. and CNH Capital Canada Insurance Agency Ltd. and entered into a five-year master services agreement allowing the buyer to use the "CNH Capital" name during that period. CNH Capital LLC received approximately $35,000 in connection with the transaction, primarily representing a prepayment on the master services agreement.

        To support CNH North America's sales of agricultural and construction equipment products, the Company offers retail financing to end-use customers and wholesale financing to CNH North America equipment dealers, which are almost entirely independently owned. Wholesale financing consists primarily

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 1: NATURE OF OPERATIONS (Continued)

of dealer floorplan financing and allows dealers the ability to maintain a representative inventory of products. In addition, the Company provides financing to dealers for equipment used in dealer-owned rental yards, parts inventory, working capital, and other financing needs. The Company provides and administers retail financing, primarily retail installment sales contracts and finance leases, to end-use customers for the purchase or lease of new and used CNH North America equipment and other agricultural and construction equipment sold through CNH North America dealers and distributors. In addition, the Company purchases equipment from dealers that is leased to retail customers under operating lease agreements. Customers also use the Company's commercial revolving account products to purchase parts, service, rentals, implements, and attachments from CNH North America dealers. The Company also finances a variety of insurance and other products for end users and dealers in conjunction with the purchase of new and used equipment. As a captive finance company, the Company is reliant on the operations of CNH North America, its customers, and end-use customers.

        The Company competes primarily with banks, finance companies, and other financial institutions. Typically, this competition is based upon financial products and services offered, customer service, financial terms and interest rates charged. The Company's long-term profitability is largely dependent on the cyclical nature of the agricultural and construction equipment industries, on prevailing interest rates and the continued support from CNH North America.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

        The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the Company and its consolidated subsidiaries. The consolidated financial statements are expressed in U.S. dollars. The consolidated financial statements include the accounts of the Company's subsidiaries in which the Company has a controlling financial interest and reflect the noncontrolling interests of the minority owners of the subsidiaries that are not fully owned for the periods presented, as applicable. A controlling financial interest may exist based on ownership of a majority of the voting interest of a subsidiary, or based on the Company's determination that it is the primary beneficiary of a variable interest entity ("VIE"). The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. The Company assesses whether it is the primary beneficiary on an ongoing basis, as prescribed by the accounting guidance on the consolidation of VIEs. The consolidated status of the VIEs with which the Company is involved may change as a result of such reassessments.

Use of Estimates in the Preparation of Financial Statements

        The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Significant estimates in these consolidated financial statements include the residual values of equipment on operating leases and allowance for credit losses. Actual results could differ from those estimates.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

        Finance and interest income on retail and other notes receivables and finance leases is recorded using the effective yield method. Deferred costs on the origination of financing receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the effective yield method. Recognition of income on receivables is suspended when management determines that collection of future income is not probable or when an account becomes 120 days delinquent, whichever occurs earlier. Income accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time. The Company applies cash received on nonaccrual financing receivables to first reduce any unrecognized interest and then the recorded investment and any other fees. Receivables are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Delinquency is reported on receivables greater than 30 days past due. Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is determined to be probable that all amounts due will not be collected.

        A substantial portion of the Company's interest income arises from retail sales programs offered by CNH North America on which finance charges are waived or below-market rate financing programs are offered. When the Company acquires retail installment sales contracts and finance leases subject to below-market interest rates, including waived interest rate financing, the Company is compensated by CNH North America in an amount equal to the present value of the difference between the payments at the customer rate and the payments at the market rate. This amount is initially recognized as an unearned finance charge and is recognized as interest income over the term of the retail notes and finance leases, and is included in "Interest and other income from affiliates" in the accompanying consolidated statements of income.

        For selected wholesale receivables, CNH North America compensates the Company for the difference between market interest rates and the amount paid by the dealer. These amounts are included in "Interest and other income from affiliates" in the accompanying consolidated statements of income.

        The Company is also compensated for lending funds to CNH North America. The amounts earned are included in "Interest and other income from affiliates" in the accompanying consolidated statements of income.

        Income from operating leases is recognized over the term of the lease on a straight-line basis. For selected operating leases, CNH North America compensates the Company for the difference between market rental rates and the amount paid by the customer. The amounts from CNH North America recognized as rental income on operating leases were included in "Interest and other income from affiliates."

Foreign Currency Translation

        The Company's non-U.S. subsidiaries maintain their books and accounting records using local currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated into U.S. dollars at period-end exchange rates, and net exchange gains or losses resulting from such translation are included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheets. Income and expense accounts of these non-U.S. subsidiaries are translated at the average exchange

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

rates for the period, and gains and losses from foreign currency transactions are included in net income in the period that they arise.

Cash and Cash Equivalents

        Cash equivalents are highly liquid investments with an original maturity of three months or less. The carrying value of cash equivalents approximates fair value because of the short maturity of these investments.

Restricted Cash

        Restricted cash includes principal and interest payments from retail notes, wholesale receivables and commercial revolving accounts receivables owned by the consolidated VIEs that are payable to the VIEs' investors, and cash pledged as a credit enhancement to the same investors. These amounts are held by depository banks in order to comply with contractual agreements.

Receivables

        Receivables are recorded at amortized cost, net of allowances for credit losses and deferred fees and costs. Periodically, the Company sells or transfers retail notes, wholesale receivables and commercial revolving accounts receivables to funding facilities or in securitization transactions. In accordance with the accounting guidance regarding transfers of financial assets and the consolidation of VIEs, the majority of the retail notes, wholesale receivables and commercial revolving accounts receivables sold in securitizations do not qualify as sales and are recorded as secured borrowings with no gains or losses recognized at the time of securitization. Receivables associated with these securitization transactions and receivables that the Company has the ability and intent to hold for the foreseeable future are classified as held for investment. The substantial majority of the Company's receivables, which include unrestricted receivables and restricted receivables for securitization investors, are classified as held for investment.

        For those receivable securitizations that qualify as sales and are off-book, the Company retains interest-only strips, servicing rights and cash reserve accounts (collectively, "retained interests"), all of which are recorded at fair value. Changes in these fair values are recorded in other accumulated comprehensive income as an unrealized gain or loss on available-for-sale securities. With regards to other-than-temporary impairments ("OTTI") of debt securities, any OTTI due to changes in the constant prepayment rate and the expected credit loss rate are included in net income. An OTTI due to a change in the discount rates would be included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheets.

Allowance for Credit Losses

        The allowance for credit losses is the Company's estimate of probable losses on receivables owned by the Company and consists of two components, depending on whether the receivable has been individually identified as being impaired. The first component of the allowance for credit losses covers the receivables specifically reviewed by management for which the Company has determined it is probable that it will not collect all of the contractual principal and interest. Receivables are individually reviewed for impairment based on, among other items, amounts outstanding, days past due and prior collection history. These

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

receivables are subject to impairment measurement at the loan level based either on the present value of expected future cash flows discounted at the receivables' effective interest rate or the fair value of the collateral for collateral-dependent receivables.

        The second component of the allowance for credit losses covers all receivables have not been individually reviewed for impairment. The allowance for these receivables is based on aggregated portfolio evaluations, generally by financial product. The allowance for retail credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The allowance for wholesale credit losses is based on loss forecast models that consider the same factors as the retail models plus dealer risk ratings. The loss forecast models are updated on a quarterly basis. In addition, qualitative factors that are not fully captured in the loss forecast models, including industry trends, and macroeconomic factors, are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

        Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is determined to be probable that all amounts due will not be collected.

Equipment on Operating Leases

        The Company purchases leases and equipment from CNH North America dealers and other independent third parties that have leased equipment to retail customers under operating leases. The Company's investment in operating leases is based on the purchase price paid for the equipment. Income from these operating leases is recognized over the term of the lease. The equipment is depreciated on a straight-line basis over the term of the lease to the estimated residual value at lease termination, which is estimated at the inception of the lease. Realization of the residual values is dependent on the Company's future ability to re-market the equipment under then prevailing market conditions. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Management believes that the estimated residual values are realizable. Expenditures for maintenance and repairs are the responsibility of the lessee.

        Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated fair value of the equipment, less cost to sell, and is not depreciated.

Goodwill and Intangible Assets

        Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite useful life and is reviewed for impairment at least annually. During 2012 and 2011, the Company performed its annual impairment review as of December 31, and concluded that there was no impairment in either year. Other intangible assets consist of software and are being amortized on a straight-line basis over five years.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        The provision for income taxes is determined using the asset and liability method. The Company recognizes a current tax liability or asset for the estimated taxes payable or refundable on tax returns for the current year and tax contingencies estimated to be settled with taxing authorities within one year. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and tax loss carryforwards. The measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on available evidence.

Derivatives

        The Company's policy is to enter into derivative transactions to manage exposures that arise in the normal course of business and not for trading or speculative purposes. The Company records derivative financial instruments in the consolidated balance sheets as either an asset or liability measured at fair value. The fair value of the Company's interest rate derivatives is based on discounting expected cash flows, using market interest rates, over the remaining term of the instrument. The fair value of the Company's foreign exchange derivatives is based on quoted market exchange rates, adjusted for the respective interest rate differentials (premiums or discounts). Changes in the fair value of derivative financial instruments are recognized in current income unless specific hedge accounting criteria are met. For derivative financial instruments designated to hedge exposure to changes in the fair value of a recognized asset or liability, the gain or loss is recognized in income in the period of change together with the offsetting loss or gain on the related hedged item. For derivative financial instruments designated to hedge exposure to variable cash flows of a forecasted transaction, the effective portion of the derivative financial instrument's gain or loss is initially reported in accumulated other comprehensive income (loss) and is subsequently reclassified into income when the forecasted transaction affects income. The ineffective portion of the gain or loss is reported in income immediately. For derivative financial instruments that are not designated as hedges but held as economic hedges, the gain or loss is recognized immediately into income.

        For derivative financial instruments designated as hedges, the Company formally documents the hedging relationship to the hedged item and its risk management strategy for all derivatives designated as hedges. This includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities contained in the consolidated balance sheets and linking cash flow hedges to specific forecasted transactions or variability of cash flow. The Company assesses the effectiveness of the hedging instrument both at inception and on an ongoing basis. If a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer probable of occurring, or the derivative is terminated, the hedge accounting described above is discontinued and the derivative is marked to fair value and recorded in income through the remainder of its term.

New Accounting Pronouncements Adopted in Prior Years

        In June 2009, the Financial Accounting Standards Board ("FASB") issued new accounting guidance which changed the accounting for transfers of financial assets. The guidance eliminated the concept of a qualifying special purpose entity ("QSPE"), changed the requirements for derecognizing financial assets, and required additional disclosures by providing greater transparency about transfers of financial assets,

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets.

        In June 2009, the FASB also issued new accounting guidance which amended the accounting for VIEs. The guidance changed the criteria for determining whether the consolidation of a VIE is required from a quantitative risk and rewards model to a qualitative model, based on control and economics. The guidance also eliminated the scope exception for QSPEs, increased the frequency for reassessing consolidation of VIEs and created new disclosure requirements about an entity's involvement in a VIE.

        The Company adopted the new guidance on January 1, 2010. As a significant portion of the Company's securitization trusts and facilities were no longer exempt from consolidation as QSPEs under the guidance, the Company reassessed these VIEs under the new qualitative model and determined it was the primary beneficiary, as the Company has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company consolidated the receivables and related liabilities held by these VIEs based on their carrying amounts, with a decrease to equity as shown in the consolidated statements of changes in stockholder's equity.

        In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income in financial statements. The new guidance removed current presentation options and required entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The new reporting required by this accounting guidance has been included in these financial statements.

New Accounting Pronouncements Adopted in 2012

        On January 1 2012, the Company adopted FASB Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification ("ASC") 820, Fair Value Measurement. This ASU requires the categorization by level for items that are required to be disclosed at fair value and information about transfers between Level 1 and Level 2 and additional disclosure for Level 3 measurements. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The adoption did not have a material effect on the Company's consolidated financial statements.

        In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends ASC 350, Intangibles—Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if goodwill is impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If that assessment indicates no impairment, the first and second steps of the quantitative goodwill impairment test are not required. Although the Company adopted this ASU and the adoption did not have a material effect on the Company's consolidated financial statements, the Company also performed an annual impairment review.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements to be Adopted

        In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This includes derivatives and other financial securities arrangements. The effective date is January 2013 and must be applied retrospectively. The adoption is not expected to have a material effect on the Company's consolidated financial statements.

        In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires preparers to report information about reclassifications out of accumulated other comprehensive income. For significant items reclassified out of accumulated other comprehensive income to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under US GAAP (e.g., pension amounts that are included in inventory) is required in the notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note). Adoption of this standard is required in the Company's 2013 consolidated financial statements and footnote disclosures and will not have a material impact.

NOTE 3: RECEIVABLES

        A summary of receivables included in the consolidated balance sheets as of December 31, 2012 and 2011 is as follows:

	2012	2011
Retail note receivables	$903,644	$731,807
Wholesale receivables	88,763	87,600
Finance lease receivables	62,615	53,391
Restricted receivables	9,573,535	8,566,514
Commercial revolving accounts receivables	226,039	82,098

Gross receivables	10,854,596	9,521,410
Less:
Unearned finance charges	—	(28,188)
Allowance for credit losses	(122,320)	(106,673)

Total receivables, net	$10,732,276	$9,386,549

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 3: RECEIVABLES (Continued)

        The Company provides and administers financing for retail purchases of new and used equipment sold through CNH North America's dealer network. The terms of retail and other notes and finance leases generally range from two to six years, and interest rates on retail and other notes and finance leases vary depending on prevailing market interest rates and certain incentive programs offered by CNH North America.

        Wholesale receivables arise primarily from the financing of the sale of goods to dealers and distributors by CNH North America, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have interest-free periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. During the interest-free period, the Company is compensated by CNH North America for the difference between market interest rates and the amount paid by the dealer. After the expiration of any interest-free period, interest is charged to dealers on outstanding balances until the Company receives payment in full. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. Interest rates are set based on market factors and the prime rate or LIBOR. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH North America may be obligated to repurchase the dealer's equipment upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2012, 2011 and 2010 relating to the termination of dealer contracts.

        Maturities of retail and other notes, finance leases, wholesale receivables and commercial revolving accounts receivables as of December 31, 2012, are as follows:

2013	$5,651,523
2014	1,708,870
2015	1,452,937
2016	1,120,601
2017 and thereafter	920,665

Total receivables	$10,854,596

        It has been the Company's experience that substantial portions of retail receivables are repaid or sold before their contractual maturity dates. As a result, the above table should not be regarded as a forecast of future cash collections. Retail, finance lease and wholesale receivables have significant concentrations of credit risk in the agricultural and construction business sectors. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the United States or Canada. The Company typically retains, as collateral, a security interest in the equipment associated with retail notes and wholesale receivables.

Restricted Receivables and Securitization

        As part of its overall funding strategy, the Company periodically transfers certain financial receivables into VIEs that are special purpose entities ("SPEs") as part of its asset-backed securitization programs.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 3: RECEIVABLES (Continued)

        SPEs utilized in the securitization programs differ from other entities included in the Company's consolidated financial statements because the assets they hold are legally isolated from the Company's assets. For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Upon transfer of the receivables to the SPEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the SPEs' creditors. The SPEs have ownership of cash balances that also have restrictions for the benefit of SPEs' investors. The Company's interests in the SPEs' receivables are subordinate to the interests of third-party investors. None of the receivables that are directly or indirectly sold or transferred in any of these transactions are available to pay the Company's creditors until all obligations of the SPE have been fulfilled.

        The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected.

        The following table summarizes the restricted and off-book receivables and the related retained interests as of December 31, 2012 and 2011:

	Restricted Receivables		Off-Book Receivables		Retained Interests
	2012	2011	2012	2011	2012	2011
Retail note receivables	$6,376,211	$5,454,279	$47,367	$108,476	$9,271	$17,289
Wholesale receivables	3,176,410	2,884,516	—	—	—	—
Finance lease receivables	20,914	47,000	—	—	—	—
Commercial revolving account receivables	—	180,719	—	—	—	—

Total	$9,573,535	$8,566,514	$47,367	$108,476	$9,271	$17,289

Retail Receivables Securitizations

        Within the U.S. retail receivables securitization programs, qualifying retail receivables are sold to limited purpose, bankruptcy-remote SPEs. In turn, these SPEs establish separate trusts to which the receivables are transferred in exchange for proceeds from asset-backed securities issued by the trusts. In Canada, the receivables are transferred directly to the trusts. These trusts were determined to be VIEs and, consequently, the Company has consolidated these retail trusts. In its role as servicer, CNH Capital has the power to direct the trusts' activities. Through its retained interests, the Company has an obligation to absorb certain losses or the right to receive certain benefits that could potentially be significant to the trusts.

        During the years ended December 31, 2012 and 2011, the Company executed $3,848,008 and $3,193,597, respectively, in retail asset-backed transactions in the U.S. and Canada. The securities in these transactions are backed by agricultural and construction equipment retail receivable contracts and finance leases originated through CNH North America's dealer network. At December 31, 2012, $5,994,757 of asset-backed securities issued to investors were outstanding with a weighted average remaining maturity of 39 months. At December 31, 2011, $5,116,695 of asset-backed securities issued to investors were outstanding with a weighted average remaining maturity of 37 months.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 3: RECEIVABLES (Continued)

        The Company also may retain all or a portion of the subordinated interests in the SPEs. No recourse provisions exist that allow holders of the asset-backed securities issued by the trusts to put those securities back to the Company, although the Company provides customary representations and warranties that could give rise to an obligation to repurchase from the trusts any receivables for which there is a breach of the representations and warranties. Moreover, the Company does not guarantee any securities issued by the trusts. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise of a cleanup-call option by the Company, in its role as servicer.

        The Company also has $1,702,169 in committed asset-backed facilities through which it may sell on a monthly basis retail receivables generated in the United States and Canada. The Company has utilized these facilities in the past to fund the origination of receivables and has later repurchased and resold the receivables in the term ABS markets or found alternative financing for the receivables. The Company believes that it is probable that it will continue to regularly utilize term ABS markets. The U.S. and Canadian facilities had an original funding term of two years and are renewable in September 2014 and December 2014, respectively. To the extent these facilities are not renewed, they will be repaid according to the amortization of the underlying receivables.

        Three private retail transactions totaling $47,367 and $108,476 as of December 31, 2012 and 2011, respectively, were not included in the Company's consolidated balance sheet.

Wholesale Receivables Securitizations

        With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities which are limited-purpose, bankruptcy-remote SPEs. As of December 31, 2012, debt issued through the U.S. master trust facility consists of four facilities renewable at the discretion of the investors; $200 million renewable March 2013, $900 million renewable April 2013, $250 million renewable July 2013, and $200 million senior and related subordinate renewable November 2013.

        Debt issued through the Canadian master trust facility consists of a C$586 million ($588 million) facility renewable December 2014 at the discretion of the investor.

        These trusts were determined to be VIEs and consequently, CNH Capital has consolidated these wholesale trusts. The Company's involvement with the securitization trusts includes servicing the wholesale receivables, retaining an undivided interest ("seller's interest") in the receivables and holding cash reserve accounts. The seller's interest in the trusts represent the Company's undivided interest in the receivables transferred to the trust. CNH Capital maintains cash reserve accounts at predetermined amounts to provide security to investors in the event that cash collections from the receivables are not sufficient to make principal and interest payments on the securities. The investors and the securitization trusts have no recourse beyond CNH Capital's retained interests for failure of debtors to pay when due. CNH Capital's retained interests are subordinate to investors' interests.

        Each of the facilities contains minimum payment rate thresholds which, if breached, could preclude the Company from selling additional receivables originated on a prospective basis and could force an early amortization of the debt.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 3: RECEIVABLES (Continued)

Commercial Revolving Account Securitizations

        The Company, through a trust, securitized originated commercial revolving account receivables. The committed asset-backed facility had an original two-year term which expired October 15, 2012, at which point all debt was paid in full.

Allowance for Credit Losses

        The allowance for credit losses is the Company's estimate of probable losses for receivables owned by the Company and consists of two components, depending on whether the receivable has been individually identified as being impaired. The first component of the allowance for credit losses covers the receivables specifically reviewed by management for which the Company has determined it is probable that it will not collect all of the contractual principal and interest. Receivables are individually reviewed for impairment based on, among other items, amounts outstanding, days past due and prior collection history. These receivables are subject to impairment measurement at the loan level based either on the present value of expected future cash flows discounted at the receivables' effective interest rate or the fair value of the collateral for collateral-dependent receivables.

        The second component of the allowance for credit losses covers all receivables that have not been individually reviewed for impairment. The allowance for these receivables is based on aggregated portfolio evaluations, generally by financial product. The allowance for retail credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The allowance for wholesale credit losses is based on loss forecast models that consider the same factors as the retail models plus dealer risk ratings. The loss forecast models are updated on a quarterly basis. In addition, qualitative factors that are not fully captured in the loss forecast models, including industry trends, and macroeconomic factors are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

        Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is determined to be probable that all amounts due will not be collected.

        The Company's allowance for credit losses is segregated into three portfolio segments: retail, wholesale and other. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The retail segment includes retail notes and finance lease receivables. The wholesale segment includes wholesale financing to CNH North America dealers, and the other portfolio includes the Company's commercial revolving accounts.

        Further, the Company evaluates its portfolio segments by class of receivable: United States and Canada. Typically, the Company's receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. These classes align with management reporting.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 3: RECEIVABLES (Continued)

        Allowance for credit losses activity for the year December 31, 2012 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$83,233	$12,163	$11,277	$106,673
Charge-offs	(28,238)	(1,857)	(7,906)	(38,001)
Recoveries	5,206	312	3,276	8,794
Provision	42,135	1,245	1,198	44,578
Foreign currency translation and other	224	24	28	276

Ending balance	$102,560	$11,887	$7,873	$122,320

Ending balance: individually evaluated for impairment	$28,266	$9,512	$—	$37,778

Ending balance: collectively evaluated for impairment	$74,294	$2,375	$7,873	$84,542

Receivables:
Ending balance	$7,363,384	$3,265,173	$226,039	$10,854,596

Ending balance: individually evaluated for impairment	$48,195	$61,752	$—	$109,947

Ending balance: collectively evaluated for impairment	$7,315,189	$3,203,421	$226,039	$10,744,649

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 3: RECEIVABLES (Continued)

        Allowance for credit losses activity for the year ended December 31, 2011 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$73,123	$31,148	$14,459	$118,730
Charge-offs	(27,770)	(12,613)	(12,770)	(53,153)
Recoveries	5,850	447	3,431	9,728
Provision	33,353	(6,801)	6,301	32,853
Foreign currency translation and other	(1,323)	(18)	(144)	(1,485)

Ending balance	$83,233	$12,163	$11,277	$106,673

Ending balance: individually evaluated for impairment	$42,879	$10,101	$—	$52,980

Ending balance: collectively evaluated for impairment	$40,354	$2,062	$11,277	$53,693

Receivables:
Ending balance	$6,258,289	$2,972,116	$262,817	$9,493,222

Ending balance: individually evaluated for impairment	$73,920	$56,444	$265	$130,629

Ending balance: collectively evaluated for impairment	$6,184,369	$2,915,672	$262,552	$9,362,593

        A comparative analysis for allowance for credit losses activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Allowance for credit losses:
Beginning balance	$106,673	$118,730	$73,181
Cumulative effect from change in accounting for consolidation of certain VIE's	—	—	59,090

Adjusted beginning balance	106,673	118,730	132,271
Charge-offs	(38,001)	(53,153)	(94,201)
Recoveries	8,794	9,728	8,066
Provision	44,578	32,853	76,394
Foreign currency translation and other	276	(1,485)	(3,800)

Ending balance	$122,320	$106,673	$118,730

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

NOTE 3: RECEIVABLES (Continued)

rate on the transaction. The credit quality rating is not updated after the transaction is finalized. A description of the general characteristics of the customers' risk grades is as follows:

  Titanium—Customers from whom the Company expects no collection or loss activity.

  Platinum—Customers from whom the Company expects minimal, if any, collection or loss activity.

  Gold, Silver, Bronze—Customers defined as those with the potential for collection or loss activity.

        A breakdown of the retail portfolio by the customer's risk grade at the time of origination as of December 31, 2012 and 2011 is as follows:

	2012	2011
Titanium	$4,038,596	$3,195,785
Platinum	1,994,248	1,837,604
Gold	1,124,612	999,950
Silver	185,712	197,108
Bronze	20,216	27,842

Total	$7,363,384	$6,258,289

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

        A breakdown of the wholesale portfolio by its credit quality indicators as of December 31, 2012 and 2011 is as follows:

	2012	2011
A	$1,873,495	$1,662,920
B	967,849	897,914
C	245,652	287,793
D	178,177	123,489

Total	$3,265,173	$2,972,116

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 3: RECEIVABLES (Continued)

        The following tables present information at the level at which management assesses and monitors its credit risk. Receivables are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Delinquency is reported on receivables greater than 30 days past due. The aging of receivables as of December 31, 2012 and 2011 is as follows:

	2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$18,676	$4,972	$21,736	$45,384	$6,047,807	$6,093,191	$2,994
Canada	$1,941	$326	$387	$2,654	$1,267,539	$1,270,193	$265
Wholesale
United States	$514	$28	$580	$1,122	$2,512,270	$2,513,392	$130
Canada	$284	$11	$783	$1,078	$750,703	$751,781	$313
Total
Retail	$20,617	$5,298	$22,123	$48,038	$7,315,346	$7,363,384	$3,259
Wholesale	$798	$39	$1,363	$2,200	$3,262,973	$3,265,173	$443

	2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$21,547	$6,100	$30,720	$58,367	$5,162,963	$5,221,330	$3,257
Canada	$3,550	$975	$753	$5,278	$1,031,681	$1,036,959	$77
Wholesale
United States	$1,232	$1,967	$818	$4,017	$2,266,517	$2,270,534	$362
Canada	$57	$14	$287	$358	$701,224	$701,582	$56
Total
Retail	$25,097	$7,075	$31,473	$63,645	$6,194,644	$6,258,289	$3,334
Wholesale	$1,289	$1,981	$1,105	$4,375	$2,967,741	$2,972,116	$418

        Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of December 31, 2012 and 2011, the

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 3: RECEIVABLES (Continued)

Company's recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	2012			2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Retail
United States	$5,614	$5,597	$—	$6,805	$6,791	$—
Canada	$—	$—	$—	$303	$303	$—
Wholesale
United States	$—	$—	$—	$—	$—	$—
Canada	$—	$—	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$42,581	$37,475	$28,266	$66,747	$61,300	$42,861
Canada	$—	$—	$—	$65	$65	$18
Wholesale
United States	$58,826	$58,329	$9,000	$55,167	$53,168	$9,690
Canada	$2,926	$2,846	$512	$1,277	$1,247	$411
Total
Retail	$48,195	$43,072	$28,266	$73,920	$68,459	$42,879
Wholesale	$61,752	$61,175	$9,512	$56,444	$54,415	$10,101

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 3: RECEIVABLES (Continued)

        For the years ended December 31, 2012 and 2011, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a thirteen-month average) and the related interest income recognized are as follows:

	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$4,671	$88	$2,741	$390
Canada	$—	$—	$355	$9
Wholesale
United States	$—	$—	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$51,751	$2,765	$81,927	$4,261
Canada	$—	$—	$71	$9
Wholesale
United States	$66,418	$2,301	$64,061	$2,226
Canada	$5,810	$278	$4,173	$153
Total
Retail	$56,422	$2,853	$85,094	$4,669
Wholesale	$72,228	$2,579	$68,234	$2,379

        Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of December 31, 2012 and 2011 are as follows:

	2012			2011
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$29,130	$58,329	$87,459	$54,798	$53,168	$107,966
Canada	$122	$2,846	$2,968	$676	$1,247	$1,923

Troubled Debt Restructurings

        A restructuring of a receivable constitutes a troubled debt restructuring ("TDR") when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties. As a collateral-based lender, the Company typically will repossess collateral in lieu of restructuring receivables. As such, for retail receivables, concessions are typically provided based on bankruptcy court proceedings. For wholesale receivables, concessions granted may include extended contract maturities, inclusion of

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 3: RECEIVABLES (Continued)

interest-only periods, modification of a contractual interest rate to a below market interest rate, extended skip payment periods and waiving of interest and principal.

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

        As of December 31, 2012, the Company has approximately 1,100 retail and finance lease receivable contracts, of which the pre-modification value was $40,364 and the post-modification value was $37,850. A court has determined the concession in 609 of these cases. The pre-modification value of these contracts was $11,276 and the post-modification value was $9,521. As of December 31, 2011, the Company had approximately 2,500 retail and finance lease receivable contracts of which the pre-modification value was $82,700 and the post-modification value was $53,300. A court has yet to determine the concessions in some of the outstanding cases that will be granted, if any. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease receivable contracts that were modified in a TDR during the previous 12 months ended December 31, 2012 and 2011.

        As of December 31, 2012, the Company has four wholesale agreements with a pre- and post-modification balance of approximately $3,379 and $1,529, respectively. As of December 31, 2011, the Company restructured five wholesale agreements with a pre- and post- balance of approximately $15,000. The wholesale TDRs that subsequently re-defaulted were immaterial for the years ended December 31, 2012 and 2011.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 3: RECEIVABLES (Continued)

Managed Receivables

        Historical loss and delinquency amounts for the Company's managed receivables for 2012 and 2011 are as follows:

	Principal Amount of Receivables at December 31,	Principal More Than 30 Days Delinquent at December 31,	Net Credit Losses for the Year Ending December 31,
2012
Type of receivable:
Retail and other notes and finance leases	$7,636,790	$53,245	$27,834
Wholesale	3,265,173	2,201	1,545

Total managed receivables	$10,901,963	$55,446	$29,379

Comprised of receivables:
Held in portfolio	$10,854,596
Sold	47,367

Total managed receivables	$10,901,963

2011
Type of receivable:
Retail and other notes and finance leases	$6,629,582	$71,683	$31,993
Wholesale	2,972,116	4,375	12,166

Total managed receivables	$9,601,698	$76,058	$44,159

Comprised of receivables:
Held in portfolio	$9,493,222
Sold	108,476

Total managed receivables	$9,601,698

NOTE 4: EQUIPMENT ON OPERATING LEASES

        A summary of equipment on operating leases as of December 31, 2012 and 2011 is as follows:

	2012	2011
Equipment on operating leases	$931,536	$830,607
Less:
Residual reserve	—	(599)
Accumulated depreciation	(177,165)	(182,391)

Equipment on operating leases, net	$754,371	$647,617

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: EQUIPMENT ON OPERATING LEASES (Continued)

        Depreciation expense totaled $107,836, $110,314 and $117,848 for the years ended December 31, 2012, 2011 and 2010, respectively.

        Lease payments owed to the Company for equipment under non-cancelable operating leases as of December 31, 2012 are as follows:

2013	$97,177
2014	58,575
2015	23,712
2016	8,818
2017 and thereafter	1,815

Total lease payments	$190,097

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

        Changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Balance, beginning of year	$116,830	$117,651
Foreign currency translation adjustment	866	(821)

Balance, end of year	$117,696	$116,830

        Goodwill is tested for impairment at least annually. During 2012 and 2011, the Company performed its annual impairment review as of December 31 and concluded that there were no impairments in either year. The Company has no accumulated impairment losses at December 31, 2012.

        As of December 31, 2012 and 2011, the Company's intangible asset and related accumulated amortization for its software is as follows:

	2012	2011
Software	$26,375	$24,076
Accumulated amortization	(21,846)	(20,817)

Software, net	$4,529	$3,259

        The Company recorded amortization expense of $1,010, $1,106 and $1,273 during 2012, 2011 and 2010, respectively.

        Based on the current amount of software subject to amortization, the estimated annual amortization expense for each of the succeeding five years is as follows: $927 in 2013; $602 in 2014; $417 in 2015; $268 in 2016; and $107 in 2017.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 6: OTHER ASSETS

        The components of other assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred debt issuance costs	$39,539	$33,647
Tax receivables	6,301	71,217
Prepaid assets	5,743	7,440
Derivative assets	2,803	3,598
Property and equipment, net	150	167
Other current assets	18,722	26,038

Total other assets	$73,258	$142,107

NOTE 7: CREDIT FACILITIES AND DEBT

        Lenders of committed credit facilities have the obligation to make advances up to the facility amount. These facilities generally provide for facility fees on the total commitment, whether used or unused.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 7: CREDIT FACILITIES AND DEBT (Continued)

        The following table summarizes the Company's debt and credit facilities, borrowings thereunder and availability at December 31, 2012:

	2012
	Maturity(1)	Total Facility/Debt	Short-Term Outstanding	Current Maturities of Long-Term Outstanding	Long-Term Outstanding	Available
Committed Asset-Backed Facilities
Retail—U.S.	Sep 2014	$1,200,000	$—	$91,598	$274,149	$834,253
Retail—Canada	Dec 2014	502,169	—	65,642	257,658	178,869
Wholesale VFN—U.S.	Various 2013	1,550,000	1,550,000	—	—	—
Wholesale VFN—Canada	Dec 2014	588,291	548,716	—	—	39,576
Leases—U.S.	(2)	100,000	—	14,913	83,286	1,800

Subtotal		3,940,460	2,098,716	172,153	615,093	1,054,498
Secured Debt
Amortizing retail term ABS—N.A.	Various	5,924,946	—	1,810,103	4,114,843	—
Other ABS financing—N.A.	Various	340,880	—	149,265	191,615	—

Subtotal		6,265,826	—	1,959,368	4,306,458	—
Unsecured Facilities
Revolving credit facilities	Various	350,000	—	—	—	350,000

Unsecured Debt
Notes	Various	1,250,000	—	—	1,250,000	—
Term loan	2016	150,000	—	—	150,000	—

Subtotal		1,400,000	—	—	1,400,000	—

Total credit facilities and debt		$11,956,286	$2,098,716	$2,131,521	$6,321,551	$1,404,498

(1)
Maturity dates reflect maturities of the credit facility which may be different than the maturities of the advances under the facility.

(2)
Advances under the credit facility end December 2013; however, the maturities of the debt are due as the underlying leases are collected, which extend beyond 2013.

        A summary of the minimum annual repayments of long-term debt as of December 31, 2012, for 2014 and thereafter is as follows:

2014	$2,224,556
2015	2,225,929
2016	1,608,138
2017	222,368
2018 and thereafter	40,560

Total	$6,321,551

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 7: CREDIT FACILITIES AND DEBT (Continued)

        The following table summarizes the Company's credit facilities, borrowings thereunder and availability at December 31, 2011:

	2011
	Maturity*	Total Facility/Debt	Short-Term Outstanding	Current Maturities of Long-Term Outstanding	Long-Term Outstanding	Available
Committed Asset-Backed Facilities
Retail—U.S.	Sep 2013	$1,200,000	$—	$91,640	$277,760	$830,600
Retail—Canada	Dec 2012	293,734	—	153,262	—	140,472
Commercial revolving accounts	Oct 2012	200,000	166,800	—	—	33,200
Wholesale VFN—U.S.	Various	1,150,000	1,150,000	—	—	—
Wholesale VFN—Canada	Dec 2012	573,516	488,010	—	—	85,506

Subtotal		3,417,250	1,804,810	244,902	277,760	1,089,778
Secured Debt
Wholesale term—U.S.	Various	803,250	—	803,250	—	—
Amortizing retail term ABS—N.A.	Various	5,013,006	—	1,730,937	3,282,069	—
Other ABS financing—N.A.	Various	590,080	—	212,136	377,944	—

Subtotal		6,406,336	—	2,746,323	3,660,013	—
Unsecured Facility
Revolving credit facility	2016	100,000	—	—	—	100,000
Unsecured Debt
Notes	2016	500,000	—	—	500,000	—
Term loan	2016	150,000	—	—	150,000	—

Subtotal		650,000	—	—	650,000	—

Total credit facilities and debt		$10,573,586	$1,804,810	$2,991,225	$4,587,773	$1,189,778

*
Maturity dates reflect maturities of the credit facility which may be different than the maturities of the advances under the facility.

Committed Asset-Backed Facilities

        The Company has access to asset-backed facilities through which it may sell retail receivables. The Company utilizes these facilities to fund the origination of receivables and, per the terms of these facilities, have later repurchased the receivables and either resold the receivables in the term ABS markets or utilize alternative financing for the receivables. Under these facilities, the maximum amount of proceeds that can be accessed at one time is $1,702,169. In addition, if the receivables sold are not repurchased by the Company, the related debt is paid only as the underlying receivables are collected. Such receivables have maturities not exceeding seven years. The Company believes that it is probable that a majority of these receivables will be repurchased and resold in the term ABS markets. Borrowings against these facilities accrue interest at prevailing money market rates plus program fees.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 7: CREDIT FACILITIES AND DEBT (Continued)

        The Company finances its wholesale receivable portfolios with the issuance of Variable Funding Notes ("VFN") which are privately subscribed by certain banks or conduits. These notes accrue interest at prevailing money market rates plus program fees.

        The Company has access to an asset-backed facility to finance its operating leases. Borrowings against this facility accrue interest at prevailing money market rates plus a program fee.

Secured Debt

        Borrowings under secured debt bear interest at either floating rates of LIBOR plus an applicable margin or fixed rates.

Unsecured Facilities and Debt

        In July 2011, the Company closed a $250,000, five-year, unsecured committed credit facility. The facility includes a $150,000 term loan which thereafter was fully drawn with a five-year tenor, and a $100,000 revolving credit facility that has remained fully available.

        In November 2011, the Company issued $500,000 of debt securities at an annual fixed rate of 6.25% due 2016. The notes, which are senior unsecured obligations of CNH Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.

        In April 2012, the Company entered into a $250,000, three-year, unsecured revolving credit facility, which has remained undrawn.

        In October 2012, the Company issued $750,000 of debt securities at an annual fixed rate of 3.875% due 2015. The notes, which are senior unsecured obligations of CNH Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.

Covenants

        The credit agreements governing the Company's unsecured facilities and the indentures governing the Company's unsecured debt (as the case may be), among other things, limit the ability of the Company and certain of its subsidiaries to incur additional debt, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, enter into certain sale and leaseback transactions and/or sell certain assets or merge with or into other companies. In addition, the Company is required to maintain certain coverage levels for leverage and EBITDA.

Interest Rates

        The weighted-average interest rate on total short-term debt outstanding at December 31, 2012 and 2011 was 1.2% and 1.7%, respectively. The weighted-average interest rate on total long-term debt outstanding (including current maturities of long-term debt) at December 31, 2012 and 2011 was 1.9% and 2.2%, respectively. The average rate is calculated using the actual rates at December 31, 2012 and 2011, weighted by the amount of outstanding borrowings of each debt instrument.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 7: CREDIT FACILITIES AND DEBT (Continued)

Support Agreement

        CNH Capital LLC and CNH Global entered into a support agreement, dated November 4, 2011, pursuant to which CNH Global has agreed to, among other things, (a) make cash capital contributions to CNH Capital LLC, to the extent that such payments are necessary to cause the ratio of (i) net earnings available for fixed charges to (ii) fixed charges of CNH Capital LLC and its subsidiaries to be not less than 1.05 for each fiscal quarter of CNH Capital LLC (with such ratio determined, on a consolidated basis and in accordance with U.S. GAAP, for such fiscal quarter and the immediately preceding three fiscal quarters taken as a whole), (b) generally maintain an ownership of at least fifty-one percent (51%) of the capital stock of CNH Capital LLC having voting power for the election of directors or managers and (c) cause CNH Capital LLC to have, as of the end of any fiscal quarter, a consolidated tangible net worth of at least $50 million. CNH Global is required to cure, directly or indirectly, any deficiency in the ratio of net earnings available for fixed charges to fixed charges or in the consolidated tangible net worth not later than 90 days following the end of the fiscal quarter in which the deficiency occurred. This support agreement is not intended to be and is not a guarantee by CNH Global of any indebtedness or other obligation of CNH Capital LLC. The obligations of CNH Global to CNH Capital LLC pursuant to this support agreement are to CNH Capital LLC only and do not run to, and are not enforceable directly by, any creditor of CNH Capital LLC. No payment by CNH Global was required under this support agreement since its inception.

NOTE 8: INCOME TAXES

        The income and expenses of the Company and certain of its domestic subsidiaries are included in the consolidated income tax return of Case New Holland Inc., a wholly owned subsidiary of CNH, and parent of CNH America. The Company's Canadian subsidiaries file separate income tax returns, as do certain domestic subsidiaries. The Company and certain of its domestic subsidiaries are LLCs and, as a result, incur no income tax liability on a stand-alone basis for tax purposes. However, for financial reporting, all tax accounts have been disclosed and the income tax expense is reflective for all of the companies included in the consolidated financial statements.

        The sources of income before taxes for the years ended December 31, 2012, 2011, and 2010 are as follows, with foreign defined as any income earned outside the United States:

	2012	2011	2010
Domestic	$248,461	$243,365	$171,164
Foreign	81,232	76,222	76,383

Income before taxes	$329,693	$319,587	$247,547

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: INCOME TAXES (Continued)

        The provision for income taxes for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Current income tax expense:
Domestic	$80,255	$40,866	$31,395
Foreign	22,600	18,432	4,907

Total current income tax expense	102,855	59,298	36,302

Deferred income tax expense (benefit):
Domestic	15,848	55,790	39,490
Foreign	(2,591)	2,965	9,275

Total deferred income tax expense	13,257	58,755	48,765

Total tax provision	$116,112	$118,053	$85,067

        A reconciliation of CNH's statutory and effective income tax rate for the years ended December 31, 2012, 2011, and 2010 is as follows:

	2012	2011	2010
Tax provision at statutory rate	35.0%	35.0%	35.0%
State and foreign taxes	0.3	1.8	3.5
Tax contingencies	(0.3)	0.5	(4.0)
Tax credits and incentives	(0.3)	(0.2)	(0.2)
Tax rate and legislative changes	0.7	—	(0.1)
Other	(0.2)	(0.2)	0.2

Total tax provision effective rate	35.2%	36.9%	34.4%

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: INCOME TAXES (Continued)

        The components of net deferred tax assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Pension, postretirement and post employment benefits	$3,375	$4,066
Marketing and sales incentive programs	56,878	53,969
Allowance for credit losses	43,166	36,349
Other accrued liabilities	23,781	32,028
Tax loss and tax credit carry forwards	8,480	8,753

Total deferred tax assets	$135,680	$135,165
Deferred tax liability:
Equipment on operating lease	$183,574	$167,971

Net deferred tax liability, net(1)	$(47,894)	$(32,806)

(1)
The net deferred tax liability in 2012 and 2011 is included in "Accounts payable and other accrued liabilities" in the accompanying consolidated balance sheets.

        Deferred taxes are provided to reflect timing differences between the financial and tax basis of assets and liabilities and tax carryforwards using currently enacted tax rates and laws. Management believes it is more likely than not the benefit of the deferred tax assets will be realized.

        A reconciliation of the gross amounts of tax contingencies at the beginning and end of the year is as follows:

	2012	2011	2010
Balance, beginning of year	$6,907	$4,848	$15,385
Additions based on tax positions related to the current year	—	2,239	—
Reductions for tax positions of prior years	(119)	(180)	(8,276)
Settlements	(958)	—	(2,261)

Balance, end of year	$5,830	$6,907	$4,848

        The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $1,200.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2012, 2011, and 2010, the Company recognized approximately ($527), $352, and ($17,580), respectively, in interest and penalties. The Company had approximately $2,793, $3,233, and $3,271 for the expected future payment of interest and penalties accrued at December 31, 2012, 2011, and 2010, respectively.

        The Company is currently under various income tax examinations by taxing authorities for years 2003 through 2006 that are anticipated to be completed by the end of 2013. As of December 31, 2012, certain taxing authorities have proposed adjustments to the Company's transfer pricing/management service fee

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: INCOME TAXES (Continued)

positions. The Company anticipates that it is reasonably possible to reach a settlement with the competent authority by the end of 2013 that may result in a tax deficiency assessment for which there should be correlative relief under the competent authority. The potential tax deficiency assessments could have an effect on the Company's 2013 annual cash flows in the range of $3,000 to $4,000. The Company has provided for the unrecognized tax benefits and related competent authority recovery according to current guidance.

        The Company has not provided deferred taxes on $320,000 of undistributed earnings of non-U.S. subsidiaries at December 31, 2012, as the Company's intention continues to be to indefinitely reinvest these earnings in the non-U.S. operations.

        The President of the United States signed the American Taxpayer Relief Act of 2012 on January 2, 2013. As a result, the tax impact of this legislation is taken into account in the quarter in which the legislation is enacted by Congress and signed into law by the President. The Company will reflect the tax impact of this legislation in the first quarter of 2013 financial statements. Therefore, for 2012, the active financing income detriment of approximately $2,671 was included in December 2012 amounts. In the first quarter of 2013, the reduction of the active financing income will be made for approximately $2,671.

NOTE 9: FINANCIAL INSTRUMENTS

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

Fair-Value Hierarchy

        U.S. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's internally-developed market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

(Dollars in thousands)

NOTE 9: FINANCIAL INSTRUMENTS (Continued)

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

Derivatives

        The Company utilizes derivative instruments to mitigate its exposure to interest rate and foreign currency exposures. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. The Company does not hold or issue derivative or other financial instruments for speculative purposes. The credit risk for the interest rate hedges is reduced through diversification among counterparties, utilizing mandatory termination clauses and/or collateral support agreements. Derivative instruments are generally classified in Level 2 or 3 of the fair value hierarchy. The cash flows underlying all derivative contracts were recorded in operating activities in the consolidated statements of cash flows.

Interest Rate Derivatives

        The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to the current short-term debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the years ended December 31, 2012, 2011 and 2010. These amounts are recorded in "Other expenses" in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 52 months. The after-tax losses deferred in accumulated other comprehensive income that will be recognized in interest expense over the next 12 months are approximately $3,786.

        The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 9: FINANCIAL INSTRUMENTS (Continued)

Company's committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into a compensating position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the years ended December 31, 2012, 2011 and 2010.

        Most of the Company's interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. The future notional amount of some of the Company's interest rate derivatives is not known in advance. These derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company's interest rate derivatives was approximately $1,926,633 and $1,602,710 at December 31, 2012 and 2011, respectively. The thirteen-month average notional amounts as of December 31, 2012 and 2011 were $3,166,466 and $3,901,033, respectively.

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 9: FINANCIAL INSTRUMENTS (Continued)

Financial Statement Impact of the Company's Derivatives

        The fair values of the Company's derivatives as of December 31, 2012 and 2011 in the consolidated balance sheets are recorded as follows:

	2012	2011
Derivatives Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$—	$80
Accounts payable and other accrued liabilities:
Interest rate derivatives	$—	$19
Derivatives Not Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$2,788	$3,518
Foreign exchange contracts	15	—

Total	$2,803	$3,518

Accounts payable and other accrued liabilities:
Interest rate derivatives	$2,744	$3,585
Foreign exchange contracts	20	—

Total	$2,764	$3,585

        The location on the consolidated statements of income and impact of the Company's derivatives for the year ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Fair Value Hedges
Interest rate derivatives—Other expenses	$—	$—	$(3,499)
Cash Flow Hedges
Recognized in accumulated other comprehensive income (effective portion)
Interest rate derivatives	$(254)	$(19,818)	$(26,268)
Reclassified from accumulated other comprehensive income (effective portion)
Interest rate derivatives—Interest expense to third parties	(6,971)	(17,191)	(33,925)
Recognized directly in income (ineffective portion)
Interest rate derivatives—Other expenses	20	(278)	(552)
Not Designated as Hedges
Interest rate derivatives—Other expenses	$(53)	$(751)	$—
Foreign exchange contracts—Other expenses	5	—	—

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 9: FINANCIAL INSTRUMENTS (Continued)

Retained Interests

        For transactions that are considered sales and are off-book, the Company carries retained interests at estimated fair value, which is determined by discounting the projected cash flows over the expected life of the assets sold in connection with such transactions using prepayment, default, loss and interest rate assumptions. The Company recognizes declines in the value of its retained interests, and resulting charges to income or equity, when the fair value is less than the carrying value. The portion of the decline, from discount rates exceeding those in the initial transaction is charged to equity. All other credit-related declines are charged to income. Retained interests in securitized assets are classified in Level 3 of the fair value hierarchy. Assumptions used to determine fair values of retained interests are based on internal evaluations that include constant prepayment rates, annual credit loss rates and discount rates. Although the Company believes its methodology is reasonable, actual results could differ from its expectations. As of December 31, 2012 and 2011, retained interests in securitized assets are $9,271 and $17,289, respectively.

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and 2011:

	Level 2		Level 3		Total
	2012	2011	2012	2011	2012	2011
Assets
Interest rate derivatives	$2,788	$3,438	$—	$160	$2,788	$3,598
Foreign exchange contracts	15	—	—	—	15	—
Retained interests	—	—	9,271	17,289	9,271	17,289

Total assets	$2,803	$3,438	$9,271	$17,449	$12,074	$20,887

Liabilities
Interest rate derivatives	$2,744	$3,459	$—	$145	$2,744	$3,604
Foreign exchange contracts	20	—	—	—	20	—

Total liabilities	$2,764	$3,459	$—	$145	$2,764	$3,604

        There were no transfers between Level 1, Level 2 and Level 3 hierarchy levels.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 9: FINANCIAL INSTRUMENTS (Continued)

        The following table presents the changes in the Level 3 fair-value category for the years ended December 31, 2012, 2011 and 2010:

	Retained Interests	Derivative Financial Instruments
Balance at January 1, 2010	$968,371	$(1,645)
Total gains or losses (realized/unrealized):
Impact from accounting change	(475,302)	(24,316)
Impact from accounting change—collateralized wholesale receivables	(394,037)	—
Included in earnings	1,130	20,586
Included in other comprehensive income (loss)	5,706	—
Settlements	(67,954)	—

Balance at January 1, 2011	$37,914	$(5,375)
Total gains or losses (realized/unrealized):
Included in earnings	299	5,390
Included in other comprehensive income (loss)	1,183	—
Settlements	(22,107)	—

Balance at December 31, 2011	$17,289	$15
Total gains or losses (realized/unrealized):
Included in earnings	1,005	65
Included in other comprehensive income (loss)	1,635	(80)
Settlements	(10,658)	—

Balance at December 31, 2012	$9,271	$—

Fair Value of Other Financial Instruments

        The carrying amount of cash and cash equivalents, restricted cash, floating-rate affiliated accounts and notes receivable, floating-rate short-term debt, interest payable, floating-rate affiliated debt and floating-rate long-term debt was assumed to approximate its fair value.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 9: FINANCIAL INSTRUMENTS (Continued)

Financial Instruments Not Carried at Fair Value

        The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of December 31, 2012 and 2011 are as follows:

	2012		2011
	Carrying Amount	Estimated Fair Value*	Carrying Amount	Estimated Fair Value*
Receivables	$10,732,276	$11,074,646	$9,386,549	$9,710,124
Affiliated debt	$864,032	$864,032	$819,270	$823,028
Long-term debt	$6,321,551	$6,451,544	$4,587,773	$4,648,139

*
Under the fair value hierarchy, all measurements are Level 2.

Financial Assets

        The fair value of receivables was generally determined by discounting the estimated future payments using a discount rate which includes an estimate for credit risk.

Financial Liabilities

        The fair values of fixed-rate affiliated and fixed-rate long-term debt were based on current market quotes for identical or similar borrowings and credit risk.

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE INCOME

        Comprehensive income and its components are presented in the consolidated statements of comprehensive income. The components of accumulated other comprehensive income as of December 31, 2012 and 2011 are as follows:

	2012	2011
Cumulative foreign currency translation adjustment	$58,920	$43,836
Pension liability adjustment net of taxes of $3,286 and $3,267, respectively	(5,548)	(5,394)
Unrealized gains on retained interests net of taxes of $1,136 and $1,959, respectively	1,876	3,234
Unrealized loss on derivative financial instruments net of taxes of $4,619 and $6,957, respectively	(8,600)	(12,960)

Total	$46,648	$28,716

NOTE 11: SEGMENT AND GEOGRAPHICAL INFORMATION

        The Company's segment data is based on disclosure requirements of accounting guidance on segment reporting, which requires financial information be reported on the basis that is used internally for measuring segment performance. The Company's reportable segments are strategic business units that are

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 11: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

organized around differences in geographic areas. Each segment is managed separately as they require different knowledge of regulatory environments and marketing strategies. The operating segments offer primarily the same services within each of the respective segments.

        A summary of the Company's reportable segment information is as follows:

	2012	2011	2010
Revenues
United States	$644,900	$641,252	$681,698
Canada	192,196	189,747	181,853
Eliminations	(3,092)	—	—

Total	$834,004	$830,999	$863,551

Interest expense
United States	$202,208	$207,657	$255,316
Canada	54,957	61,177	57,716
Eliminations	(3,092)	—	—

Total	$254,073	$268,834	$313,032

Segment net income
United States	$152,854	$146,709	$100,291
Canada	60,727	54,825	62,219
Eliminations	—	—	(30)

Total	$213,581	$201,534	$162,480

Depreciation and amortization
United States	$76,145	$78,568	$90,041
Canada	32,757	32,978	29,246

Total	$108,902	$111,546	$119,287

Expenditures for equipment on operating leases
United States	$355,076	$292,823	$268,593
Canada	104,401	93,538	88,309

Total	$459,477	$386,361	$356,902

Provision for credit losses
United States	$33,875	$28,974	$74,370
Canada	10,703	3,879	2,024

Total	$44,578	$32,853	$76,394

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 11: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	2012	2011	2010
Segment assets
United States	$11,016,740	$9,654,594	$8,683,991
Canada	2,555,140	2,358,198	2,307,319
Eliminations	(225,351)	(111,641)	(107,821)

Total	$13,346,529	$11,901,151	$10,883,489

Managed portfolio
United States	$8,849,079	$7,827,253	$7,214,953
Canada	2,052,884	1,774,445	1,737,091

Total	$10,901,963	$9,601,698	$8,952,044

NOTE 12: RELATED-PARTY TRANSACTIONS / AFFILIATED DEBT

        The Company receives compensation from CNH North America for retail installment sales contracts and finance leases that were created under certain low-rate financing programs and interest waiver programs offered to customers by CNH North America. The amount recognized from CNH North America for below-market interest rate financing is included in "Interest and other income from affiliates" in the accompanying consolidated statements of income, and was $209,952, $216,544 and $227,208 for the years ended December 31, 2012, 2011 and 2010, respectively.

        For selected operating leases, CNH North America compensates the Company for the difference between the market rental rates and the amount paid by the customer and is included in "Interest and other income from affiliates" in the accompanying consolidated statements of income. For years ended December 31, 2012, 2011 and 2010, the amount recognized from CNH North America for these operating leases is $30,376, $26,518 and $22,273, respectively.

        Similarly, for selected wholesale receivables, CNH North America compensates the Company for the difference between market rates and the amount paid by the dealer and is included in "Interest and other income from affiliates." For the years ended December 31, 2012, 2011 and 2010, the amount recognized by CNH North America for these wholesale receivables is $148,997, $135,294 and $115,353, respectively.

        The Company is also compensated for lending funds to CNH North America and other affiliates for various purposes.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 12: RELATED-PARTY TRANSACTIONS / AFFILIATED DEBT (Continued)

        The summary of the sources included in "Interest and other income from affiliates" in the accompanying consolidated statements of income at December 31, 2012, 2011, and 2010 is as follows:

	2012	2011	2010
Wholesale subsidy:
CNH North America	$148,997	$135,294	$115,353
Other affiliates	2,784	1,928	—
Retail subsidy with CNH North America	209,952	216,544	227,208
Operating lease subsidy with CNH North America	30,376	26,518	22,273
Lending funds:
CNH North America	352	1,700	10,329
Other affiliates	2	22	1,220

Total interest and other income from affiliates	$392,463	$382,006	$376,383

        Miscellaneous operating expenses charged by CNH America represent all personnel and administrative tasks CNH America performs on behalf of the Company.

        As of December 31, 2012 and 2011, the Company has various accounts and notes receivable and debt with the following affiliates:

	2012			2011
	Rate	Maturity	Amount	Rate	Maturity	Amount
Affiliated receivables from:
CNH America	0%	—	$64,708	2.50%	—	$65,335
CNH Canada Ltd.	0%	—	17,797	1.33%	—	115,816
Other affiliates	0%	—	12,874	2.50%	—	12,766

Total affiliated receivables			$95,379			$193,917

Affiliated debt owed to:
CNH America	3.21%	2013	$788,381	2.50% - 3.18%	Various	$525,927
CNH Canada Ltd.	4.05%	2013	60,651	—	—	—
Fiat	5.78% - 5.83%	2013	15,000	3.38% - 7.00%	Various	293,343

Total affiliated debt			$864,032			$819,270

        Accounts payable and other accrued liabilities of $15,418 and $24,221, respectively, as of December 31, 2012 and 2011, were payable to related parties. Interest expense to related affiliates was $34,512, $44,645 and $80,584, respectively, for the years ended December 31, 2012, 2011 and 2010.

        CNH Canada Ltd., an affiliated entity, owns 76,618,488 shares of preferred stock in CNH Capital Canada Ltd, one of the Company's subsidiaries. This is recorded in "Noncontrolling interest" in the stockholder's equity in the accompanying consolidated balance sheets. These shares earn dividends of LIBOR plus 1.2% per annum. The dividends are accrued annually and are recorded in "Net income attributed to the noncontrolling interest" in the consolidated statements of income. The accrued, but not declared, dividends are included in "Noncontrolling interest" in the stockholder's equity in the accompanying consolidated balance sheets.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 13: COMMITMENTS AND CONTINGENCIES

Legal Matters

        The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

Guarantees

        The Company provides payment guarantees on the financial debt of various CNH European affiliates for approximately $266,805. The guarantees are in effect for the term of the underlying funding facilities, which have various maturities through 2015.

Commitments

        As of December 31, 2012, the Company has various agreements to extend credit for the following managed portfolios:

	Total Credit Limit	Utilized	Not Utilized
Commercial revolving accounts	$3,946,496	$221,274	$3,725,222
Wholesale and dealer financing	$5,570,870	$3,135,945	$2,434,925

        The commercial revolving accounts are issued by the Company to retail customers for purchases of parts and services at CNH North America equipment dealers.

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        CNH Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Capital LLC (the "Guarantor Entities"), guarantee certain indebtedness of CNH Capital LLC. As the guarantees are full, unconditional, and joint and several and as the Guarantor Entities are 100%-owned by CNH Capital LLC, the Company has included the following condensed consolidating financial information as of December 31, 2012 and 2011 and for the three years ended December 31, 2012. The condensed

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

	Condensed Statements of Comprehensive Income for the Year Ended December 31, 2012
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail and other notes and finance leases	$—	$10,658	$229,999	$—	$240,657
Interest and other income from affiliates	7,437	178,848	354,010	(147,832)	392,463
Servicing fee income	—	82,253	137	(81,450)	940
Rental income on operating leases	—	82,280	51,526	—	133,806
Other income	—	31,495	34,643	—	66,138

Total revenues	7,437	385,534	670,315	(229,282)	834,004

EXPENSES
Interest expense:
Interest expense to third parties	48,848	6,838	163,875	—	219,561
Interest expense to affiliates	255	146,665	35,424	(147,832)	34,512

Total interest expense	49,103	153,503	199,299	(147,832)	254,073

Administrative and operating expenses:
Fees charged by affiliates	—	50,591	92,754	(81,450)	61,895
(Benefit) provision for credit losses	—	(563)	45,141	—	44,578
Depreciation of equipment on operating leases	—	65,107	42,729	—	107,836
Other expenses	1	32,999	2,929	—	35,929

Total administrative and operating expenses	1	148,134	183,553	(81,450)	250,238

Total expenses	49,104	301,637	382,852	(229,282)	504,311

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(41,667)	83,897	287,463	—	329,693
Income tax (benefit) provision	(16,327)	33,663	98,776	—	116,112
Equity in income of consolidated subsidiaries accounted for under the equity method	237,276	187,042	—	(424,318)	—

NET INCOME	211,936	237,276	188,687	(424,318)	213,581
Net income attributed to noncontrolling interest	—	—	(1,645)	—	(1,645)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$211,936	$237,276	$187,042	$(424,318)	$211,936

COMPREHENSIVE INCOME	$229,868	$255,208	$204,003	$(457,566)	$231,513
Comprehensive income attributed to noncontrolling interest	—	—	(1,645)	—	(1,645)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$229,868	$255,208	$202,358	$(457,566)	$229,868

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of December 31, 2012
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$257,001	$528,912	$—	$785,913
Restricted cash	—	100	727,086	—	727,186
Receivables, less allowance for credit losses	—	1,136,838	9,595,438	—	10,732,276
Retained interests in securitized receivables	—	5,368	8,248	(4,345)	9,271
Affiliated accounts and notes receivable	1,357,013	1,970,680	1,380,472	(4,612,786)	95,379
Equipment on operating leases, net	—	430,599	323,772	—	754,371
Equipment held for sale	—	39,455	7,195	—	46,650
Investments in consolidated subsidiaries accounted for under the equity method	1,462,859	1,740,138	—	(3,202,997)	—
Goodwill and intangible assets	—	86,095	36,130	—	122,225
Other assets	21,765	(14,998)	66,491	—	73,258

TOTAL	$2,841,637	$5,651,276	$12,673,744	$(7,820,128)	$13,346,529

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$—	$110,557	$4,119,680	$—	$4,230,237
Accounts payable and other accrued liabilities	15,194	1,791,778	1,112,745	(2,472,419)	447,298
Affiliated debt	—	2,146,670	862,074	(2,144,712)	864,032
Long-term debt	1,400,000	139,412	4,782,139	—	6,321,551

Total liabilities	1,415,194	4,188,417	10,876,638	(4,617,131)	11,863,118
Stockholder's equity	1,426,443	1,462,859	1,797,106	(3,202,997)	1,483,411

TOTAL	$2,841,637	$5,651,276	$12,673,744	$(7,820,128)	$13,346,529

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Year Ended December 31, 2012
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(740,547)	$(1,069,674)	$915,730	$1,421,072	$526,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(15,802,666)	(17,733,851)	13,897,290	(19,639,227)
Collections of receivables	—	15,499,698	16,703,466	(13,897,223)	18,305,941
Decrease in restricted cash	—	—	43,589	—	43,589
Purchase of equipment on operating leases, net	—	(118,412)	(91,186)	—	(209,598)
Other investing activities	—	(2,300)	(14)	—	(2,314)

Net cash from (used in) investing activities	—	(423,680)	(1,077,996)	67	(1,501,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	(9,453)	1,543,710	(69,879)	(1,421,139)	43,239
Net increase (decrease) in indebtedness	750,000	(99,563)	473,172	—	1,123,609

Net cash from financing activities	740,547	1,444,147	403,293	(1,421,139)	1,166,848

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(49,207)	241,027	—	191,820
CASH AND CASH EQUIVALENTS:
Beginning of period	—	306,208	287,885	—	594,093

End of period	$—	$257,001	$528,912	$—	$785,913

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Year Ended December 31, 2011
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail and other notes and finance leases	$—	$17,089	$221,241	$—	$238,330
Interest and other income from affiliates	—	153,927	346,146	(118,067)	382,006
Servicing fee income	—	72,087	514	(70,854)	1,747
Rental income on operating leases	—	85,346	52,383	—	137,729
Other income	—	29,237	41,950	—	71,187

Total revenues	—	357,686	662,234	(188,921)	830,999

EXPENSES
Interest expense:
Interest expense to third parties	8,184	(755)	216,760	—	224,189
Interest expense to affiliates	190	131,869	30,653	(118,067)	44,645

Total interest expense	8,374	131,114	247,413	(118,067)	268,834

Administrative and operating expenses:
Fees charged by affiliates	—	50,055	83,744	(70,854)	62,945
Provision for credit losses	—	31,463	1,390	—	32,853
Other than temporary impairment	—	30	785	—	815
Depreciation of equipment on operating leases	—	66,279	44,035	—	110,314
Other expenses	1	29,213	6,437	—	35,651

Total administrative and operating expenses	1	177,040	136,391	(70,854)	242,578

Total expenses	8,375	308,154	383,804	(188,921)	511,412

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(8,375)	49,532	278,430	—	319,587
Income tax (benefit) provision	(3,282)	18,830	102,505	—	118,053
Equity in income of consolidated subsidiaries accounted for under the equity method	205,139	174,437	—	(379,576)	—

NET INCOME	200,046	205,139	175,925	(379,576)	201,534
Net income attributed to noncontrolling interest	—	—	(1,488)	—	(1,488)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$200,046	$205,139	$174,437	$(379,576)	$200,046

COMPREHENSIVE INCOME	$183,120	$188,213	$160,064	$(346,789)	$184,608
Comprehensive income attributed to noncontrolling interest	—	—	(1,488)	—	(1,488)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$183,120	$188,213	$158,576	$(346,789)	$183,120

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Year Ended December 31, 2011
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(653,183)	$859,941	$235,827	$22,517	$465,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(14,454,152)	(15,762,983)	12,180,227	(18,036,908)
Proceeds from sales and collections of receivables	—	14,525,124	14,871,686	(12,179,172)	17,217,638
Purchase of equipment on operating leases, net	—	(84,523)	(63,813)	—	(148,336)
Other investing activities	—	(933)	1,986	—	1,053

Net cash (used in) from investing activities	—	(14,484)	(953,124)	1,055	(966,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	3,183	(683,368)	(38,753)	(23,572)	(742,510)
Net increase in indebtedness	650,000	28,832	823,430	—	1,502,262
Dividends to CNH America LLC	—	(85,000)	—	—	(85,000)

Net cash from (used in) financing activities	653,183	(739,536)	784,677	(23,572)	674,752

INCREASE IN CASH AND CASH EQUIVALENTS	—	105,921	67,380	—	173,301
CASH AND CASH EQUIVALENTS:
Beginning of period	—	200,287	220,505	—	420,792

End of period	$—	$306,208	$287,885	$—	$594,093

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Year Ended December 31, 2010
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail and other notes and finance leases	$—	$22,272	$245,279	$—	$267,551
Interest and other income from affiliates	—	153,814	306,906	(84,337)	376,383
Gain on retail notes, wholesale receivables and commercial revolving accounts sold	—	38	—	—	38
Servicing fee income	—	68,145	1,419	(66,224)	3,340
Rental income on operating leases	—	105,844	35,145	—	140,989
Other income	—	30,695	44,555	—	75,250

Total revenues	—	380,808	633,304	(150,561)	863,551

EXPENSES
Interest expense:
Interest expense to third parties	—	20,296	212,152	—	232,448
Interest expense to affiliates	155	121,999	42,767	(84,337)	80,584

Total interest expense	155	142,295	254,919	(84,337)	313,032

Administrative and operating expenses:
Fees charged by affiliates	—	50,613	77,075	(66,224)	61,464
Provision for credit losses	—	70,981	5,413	—	76,394
Other than temporary impairment of retained interests	—	—	4,108	—	4,108
Depreciation of equipment on operating leases	—	87,838	30,010	—	117,848
Other expenses	1	27,208	15,949	—	43,158

Total administrative and operating expenses	1	236,640	132,555	(66,224)	302,972

Total expenses	156	378,935	387,474	(150,561)	616,004

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(156)	1,873	245,830	—	247,547
Income tax (benefit) provision	(62)	1,303	83,826	—	85,067
Equity in income of consolidated subsidiaries accounted for under the equity method	160,713	160,143	—	(320,856)	—

NET INCOME	160,619	160,713	162,004	(320,856)	162,480
Net income attributed to noncontrolling interest	—	—	(1,861)	—	(1,861)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$160,619	$160,713	$160,143	$(320,856)	$160,619

COMPREHENSIVE INCOME	$189,635	$189,729	$188,666	$(376,534)	$191,496
Comprehensive income attributed to noncontrolling interest	—	—	(1,861)	—	(1,861)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$189,635	$189,729	$186,805	$(376,534)	$189,635

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Year Ended December 31, 2010
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(155)	$692,810	$(275,287)	$(60,341)	$357,027

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(12,375,373)	(13,766,266)	10,407,997	(15,733,642)
Proceeds from sales and collections of receivables	—	12,318,165	13,545,171	(10,407,997)	15,455,339
Decrease (increase) in restricted cash	—	1,992	(148,340)	—	(146,348)
Purchase (disposal)of equipment on operating leases, net	—	14,365	(145,406)	—	(131,041)
Other investing activities	—	(1,199)	—	—	(1,199)

Net cash from (used in) investing activities	—	(42,050)	(514,841)	—	(556,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	155	(314,591)	(220,583)	(20,931)	(555,950)
Net increase in indebtedness	—	4,870	1,068,721	—	1,073,591
Issuance of common stock	—	—	1	(1)	—
Redemption of paid in capital	—	—	(81,273)	81,273	—
Dividends to CNH America LLC	—	(295,000)	—	—	(295,000)

Net cash from (used in) financing activities	155	(604,721)	766,866	60,341	222,641

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	46,039	(23,262)	—	22,777
CASH AND CASH EQUIVALENTS:
Beginning of period	—	154,248	243,767	—	398,015

End of period	$—	$200,287	$220,505	$—	$420,792

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 15: SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

	For the Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$203,263	$206,565	$211,059	$213,117	$834,004
Interest expense	65,316	63,574	61,514	63,669	254,073
Administrative and operating expenses	49,507	57,935	62,171	80,625	250,238
Income tax provision	30,877	30,484	30,423	24,328	116,112
Net income attributable to noncontrolling interest	(364)	(388)	(474)	(419)	(1,645)

Net income attributable to CNH Capital LLC	$57,199	$54,184	$56,477	$44,076	$211,936

	For the Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$205,822	$207,683	$207,299	$210,195	$830,999
Interest expense	69,990	69,316	63,808	65,720	268,834
Administrative and operating expenses	51,347	59,468	60,375	71,388	242,578
Income tax provision	31,252	28,252	30,259	28,290	118,053
Net income attributable to noncontrolling interest	411	394	295	388	1,488

Net income attributable to CNH Capital LLC	$52,822	$50,253	$52,562	$44,409	$200,046

NOTE 16: RETROSPECTIVE ADOPTION OF ACCOUNTING STANDARDS

        Under a registration rights agreement executed in connection with the November 2011 private offering of $500,000 in aggregate principal amount of its 6.250% notes described in Note 7, the Company was required to file a registration statement with the Securities and Exchange Commission with respect to an offer to exchange such notes for publicly registered notes. Therefore, the Company began to follow U.S. GAAP applicable to public companies as defined by the applicable accounting standards and related Securities and Exchange Commission regulations. As a result, the Company retrospectively adopted the following accounting policies in these consolidated financial statements.

Condensed Consolidating Financial Information

        The disclosure requirements related to financial statements of guarantors and issuers of guaranteed securities registered or being registered was applied to all periods presented (see Note 14).

Income Tax Accounting

        The Company adopted the accounting standards that require the entity to calculate its tax provision on the separate return basis as if the entity had not been eligible to be included in a consolidated tax return with its parent. Previously, the Company's subsidiaries that were structured as limited liability companies

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 16: RETROSPECTIVE ADOPTION OF ACCOUNTING STANDARDS (Continued)

did not record an income tax provision. This accounting methodology has been applied to the consolidated financial statements and related disclosures for all periods presented.

Comprehensive Income

        As indicated in "Note 2: Summary of Significant Accounting Policies", the Company has adopted new accounting guidance in 2011 on the presentation of comprehensive income. This has resulted in the Company presenting a separate statement of comprehensive income for all periods presented.

NOTE 17: SUBSEQUENT EVENT

        On February 21, 2013, the Company, through a bankruptcy-remote trust, issued $1,252,282 of amortizing asset-backed notes secured by U.S. retail loan contracts.