Form 10-Q
period 2013-03-31
CNH Capital LLC
filed 2013-05-13
CIK 1552493

Use these links to rapidly review the document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

        As of March 31, 2013, all of the limited liability company interests of the registrant were held by CNH America LLC.

        The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

*
This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(In thousands)

(Unaudited)

	2013	2012
REVENUES
Interest income on retail and other notes and finance leases	$60,733	$58,239
Interest and other income from affiliates	98,027	95,610
Servicing fee income	132	306
Rental income on operating leases	33,127	33,068
Other income	13,646	16,040

Total revenues	205,665	203,263

EXPENSES
Interest expense:
Interest expense to third parties	54,163	55,142
Interest expense to affiliates	5,312	10,174

Total interest expense	59,475	65,316

Administrative and operating expenses:
Fees charged by affiliates	15,030	14,748
Provision for credit losses	3,499	622
Depreciation of equipment on operating leases	27,171	26,933
Other expenses	6,887	7,204

Total administrative and operating expenses	52,587	49,507

Total expenses	112,062	114,823

INCOME BEFORE TAXES	93,603	88,440
Income tax provision	29,743	30,877

NET INCOME	63,860	57,563
Net income attributed to noncontrolling interest	(418)	(364)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$63,442	$57,199

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(In thousands)

(Unaudited)

	2013	2012
NET INCOME	$63,860	$57,563
Other comprehensive (loss) income:
Foreign currency translation adjustment	(13,751)	11,639
Pension liability adjustment	113	95
Unrealized gains on retained interests	(851)	(548)
Net change in derivative financial instruments	842	1,052

Other comprehensive (loss) income	(13,647)	12,238

COMPREHENSIVE INCOME	50,213	69,801
Less: comprehensive income attributable to noncontrolling interest	(418)	(364)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$49,795	$69,437

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

(In thousands)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$362,235	$785,913
Restricted cash	624,260	727,186
Receivables, less allowance for credit losses of $123,024 and $122,320, respectively	11,254,108	10,732,276
Retained interests in securitized receivables	5,597	9,271
Affiliated accounts and notes receivable	16,217	95,379
Equipment on operating leases, net	797,842	754,371
Equipment held for sale	32,116	46,650
Goodwill	116,977	117,696
Other intangible assets, net	4,275	4,529
Other assets	70,121	73,258

TOTAL	$13,283,748	$13,346,529

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,335,732	$4,230,237
Accounts payable and other accrued liabilities	476,632	447,298
Affiliated debt	520,033	864,032
Long-term debt	6,417,642	6,321,551

Total liabilities	11,750,039	11,863,118

Commitments and contingent liabilities (Note 10)
Stockholder's equity:
Member's capital	—	—
Paid-in capital	841,025	840,940
Accumulated other comprehensive income	33,001	46,648
Retained earnings	602,297	538,855

Total CNH Capital LLC stockholder's equity	1,476,323	1,426,443
Noncontrolling interest	57,386	56,968

Total stockholder's equity	1,533,709	1,483,411

TOTAL	$13,283,748	$13,346,529

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

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

	March 31, 2013	December 31, 2012
Restricted cash	$624,160	$727,086
Receivables, less allowance for credit losses of $80,438 and $73,891, respectively	8,712,523	8,287,642
Equipment on operating leases, net	129,327	125,003

TOTAL	$9,466,010	$9,139,731

Short-term debt (including current maturities of long-term debt)	$4,207,577	$4,081,062
Long-term debt	4,874,248	4,729,901

TOTAL	$9,081,825	$8,810,963

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(In thousands)

(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,860	$57,563
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	27,179	26,955
Amortization on intangibles	254	263
Provision for credit losses	3,499	622
Deferred income tax expense	3,301	14,006
Changes in components of working capital:
Decrease in affiliated accounts and notes receivables	79,137	178,613
Decrease in other assets and equipment held for sale	18,106	85,832
Increase (decrease) in accounts payable and other accrued liabilities	27,824	(15,589)

Net cash from operating activities	223,160	348,265

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(4,586,662)	(4,319,066)
Collections of receivables	4,017,037	3,714,473
Decrease in restricted cash	100,435	148,306
Purchase of equipment on operating leases	(132,478)	(98,590)
Proceeds from disposal of equipment on operating leases	57,624	46,170
Capital expenditures for property and equipment	(2)	(72)

Net cash used in investing activities	(544,046)	(508,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	268,268	198,608
Payment of affiliated debt	(610,165)	(446,100)
Proceeds from issuance of long-term debt	1,252,282	1,123,525
Payment of long-term debt	(1,034,569)	(1,008,542)
Increase (decrease) in revolving credit facilities, net	21,392	(64,359)

Net cash used in financing activities	(102,792)	(196,868)

DECREASE IN CASH AND CASH EQUIVALENTS	(423,678)	(357,382)
CASH AND CASH EQUIVALENTS:
Beginning of period	785,913	594,093

End of period	$362,235	$236,711

CASH PAID DURING THE PERIOD FOR INTEREST	$44,701	$60,228

CASH PAID DURING THE PERIOD FOR TAXES	$34,144	$10,256

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(In thousands)

(Unaudited)

	Company Stockholder
	Member's Capital	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total
BALANCE—January 1, 2012	$—	$836,721	$28,716	$326,919	$54,889	$1,247,245
Net income	—	—	—	57,199	364	57,563
Foreign currency translation adjustment	—	—	11,639	—	—	11,639
Pension liability adjustment, net of tax	—	—	95	—	—	95
Unrealized gain on retained interests, net of tax	—	—	(548)	—	—	(548)
Derivative financial instruments, net of tax	—	—	1,052	—	—	1,052

BALANCE—March 31, 2012	$—	$836,721	$40,954	$384,118	$55,253	$1,317,046

BALANCE—January 1, 2013	$—	$840,940	$46,648	$538,855	$56,968	$1,483,411
Net income	—	—	—	63,442	418	63,860
Foreign currency translation adjustment	—	—	(13,751)	—	—	(13,751)
Stock compensation	—	85	—	—	—	85
Pension liability adjustment, net of tax	—	—	113	—	—	113
Unrealized gain on retained interests, net of tax	—	—	(851)	—	—	(851)
Derivative financial instruments, net of tax	—	—	842	—	—	842

BALANCE—March 31, 2013	$—	$841,025	$33,001	$602,297	$57,386	$1,533,709

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

        As of March 31, 2013, Fiat Industrial S.p.A. ("Fiat Industrial," and together with its subsidiaries, the "Fiat Industrial Group") owned approximately 87% of CNH's outstanding common shares through its wholly-owned subsidiary, Fiat Netherlands Holding N.V. ("Fiat Netherlands").

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

        The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, which should be read in conjunction with the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012. Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, but is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

        In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 ("ASU 2013-02"), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"). Some of the key amendments require the Company to present, either on the face of the statement of operations or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for the Company's annual and interim periods beginning January 1, 2013. See Note 3 for additional information.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

        AOCI is comprised of net income and other adjustments, including foreign currency translation adjustments, pension plan adjustments, changes in fair value of the retained interests in the off-book retail transactions and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. The Company does not provide income taxes on currency translation adjustments ("CTA"), as the historical earnings from the Company's foreign subsidiaries are considered to be permanently reinvested. If current year earnings are repatriated, the amount to be repatriated is determined in U.S. dollars and converted to the equivalent amount of foreign currency at the time of repatriation; therefore, the repatriation of current year earnings will not have an impact on the CTA component of the Company's AOCI balance.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended March 31, 2013:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$58,920	$(8,834)	$3,012	$(13,219)	$39,879
Tax asset (liability)	—	3,286	(1,136)	4,619	6,769

Beginning balance, net of tax	58,920	(5,548)	1,876	(8,600)	46,648
Other comprehensive income before reclassifications	(13,751)	—	(426)	(220)	(14,397)
Amounts reclassified from accumulated other comprehensive income	—	177	(941)	1,556	792
Tax effects	—	(64)	516	(494)	(42)

Net current-period other comprehensive income	(13,751)	113	(851)	842	(13,647)

BALANCE—March 31, 2013	$45,169	$(5,435)	$1,025	$(7,758)	$33,001

        The reclassifications out of AOCI and the location on the consolidated statements of income for the three months ended March 31, 2013 are as follows:

Details about AOCI Components	Amounts Reclassified from AOCI	Affected Line Item
Amortization of defined benefit pension items:
Insignificant items	$(177)

	(177)	Income before taxes
	64	Income tax provision

	$(113)	Net of tax

Unrealized gains on retained interests:
	$941	Other income

	941	Income before taxes
	(355)	Income tax benefit

	$586	Net of tax

Unrealized losses on derivatives:
	$(1,556)	Interest expense to third parties

	(1,556)	Income before taxes
	553	Income tax benefit

	$(1,003)	Net of tax

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

        A summary of receivables included in the consolidated balance sheets as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
Retail note receivables	$554,912	$903,644
Wholesale receivables	393,016	88,763
Finance lease receivables	60,244	62,615
Restricted receivables	10,135,996	9,573,535
Commercial revolving accounts receivables	232,964	226,039

Gross receivables	11,377,132	10,854,596
Less: allowance for credit losses	(123,024)	(122,320)

Total receivables, net	$11,254,108	$10,732,276

Restricted Receivables and Securitization

        As part of its overall funding strategy, the Company periodically transfers certain financial receivables into VIEs that are special purpose entities ("SPEs") as part of its asset-backed securitization programs.

        SPEs utilized in the securitization programs differ from other entities included in the Company's consolidated financial statements because the assets they hold are legally isolated from the Company's assets. For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Upon transfer of the receivables to the SPEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the SPEs' creditors. The SPEs have ownership of cash balances that also have restrictions for the benefit of SPEs' investors. The Company's interests in the SPEs' receivables are subordinate to the interests of third-party investors. None of the receivables that are directly or indirectly sold or transferred in any of these transactions are available to pay the Company's creditors until all obligations of the SPE have been fulfilled or the receivables are removed from the SPE.

        The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected.

        The following table summarizes the restricted and off-book receivables and the related retained interests as of March 31, 2013 and December 31, 2012:

	Restricted Receivables		Off-Book Receivables		Retained Interests
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Retail note receivables	$6,815,091	$6,376,211	$39,051	$47,367	$5,597	$9,271
Wholesale receivables	3,303,964	3,176,410	—	—	—	—
Finance lease receivables	16,941	20,914	—	—	—	—

Total	$10,135,996	$9,573,535	$39,051	$47,367	$5,597	$9,271

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

        Three private retail transactions totaling $39,051 and $47,367 were not included in the Company's consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.

        With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities which are limited-purpose, bankruptcy-remote SPEs. These trusts were determined to be VIEs and consequently, CNH Capital has consolidated these wholesale trusts. In its role as servicer, CNH Capital has the power to direct the trusts' activities. Through its retained interests, the Company provides security to investors in the event that cash collections from the receivables are not sufficient to make principal and interest payments on the securities.

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

        Allowance for credit losses activity for the three months ended March 31, 2013 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$102,560	$11,887	$7,873	$122,320
Charge-offs	(2,510)	(63)	(1,649)	(4,222)
Recoveries	795	35	849	1,679
Provision	1,988	444	1,067	3,499
Foreign currency translation and other	(215)	(22)	(15)	(252)

Ending balance	$102,618	$12,281	$8,125	$123,024

Ending balance: individually evaluated for impairment	$24,750	$9,202	$—	$33,952

Ending balance: collectively evaluated for impairment	$77,868	$3,079	$8,125	$89,072

Receivables:
Ending balance	$7,447,188	$3,696,980	$232,964	$11,377,132

Ending balance: individually evaluated for impairment	$46,190	$53,779	$—	$99,969

Ending balance: collectively evaluated for impairment	$7,400,998	$3,643,201	$232,964	$11,277,163

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        Allowance for credit losses activity for the three months ended March 31, 2012 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$83,233	$12,163	$11,277	$106,673
Charge-offs	(4,338)	—	(2,430)	(6,768)
Recoveries	1,856	58	763	2,677
Provision	488	(605)	739	622
Foreign currency translation and other	41	24	29	94

Ending balance	$81,280	$11,640	$10,378	$103,298

Ending balance: individually evaluated for impairment	$40,137	$9,542	$—	$49,679

Ending balance: collectively evaluated for impairment	$41,143	$2,098	$10,378	$53,619

Receivables:
Ending balance	$6,364,455	$3,505,385	$275,142	$10,144,982

Ending balance: individually evaluated for impairment	$78,896	$65,611	$—	$144,507

Ending balance: collectively evaluated for impairment	$6,285,559	$3,439,774	$275,142	$10,000,475

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        Allowance for credit losses activity for the year ended December 31, 2012 is as follows:

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

        Utilizing an internal credit scoring model, which considers customers' attributes, prior credit history and each retail transaction's attributes, the Company assigns a credit quality rating to each retail customer, by specific transaction, as part of the retail underwriting process. This rating is used in setting the terms of the transaction, including the interest rate. The credit quality rating is not updated after the transaction is finalized. A description of the general characteristics of the customers' risk grades is as follows:

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        A breakdown of the retail portfolio by the customer's risk grade at the time of origination as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
Titanium	$4,115,705	$4,038,596
Platinum	2,000,792	1,994,248
Gold	1,127,473	1,124,612
Silver	181,374	185,712
Bronze	21,844	20,216

Total	$7,447,188	$7,363,384

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

        A breakdown of the wholesale portfolio by its credit quality indicators as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
A	$2,197,757	$1,873,495
B	1,052,448	967,849
C	253,826	245,652
D	192,949	178,177

Total	$3,696,980	$3,265,173

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        The aging of receivables as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$12,927	$4,360	$19,566	$36,853	$6,135,927	$6,172,780	$3,583
Canada	$2,834	$410	$68	$3,312	$1,271,096	$1,274,408	$38
Wholesale
United States	$1,067	$239	$381	$1,687	$2,802,801	$2,804,488	$146
Canada	$130	$45	$287	$462	$892,030	$892,492	$75
Total
Retail	$15,761	$4,770	$19,634	$40,165	$7,407,023	$7,447,188	$3,621
Wholesale	$1,197	$284	$668	$2,149	$3,694,831	$3,696,980	$221

	December 31, 2012
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$18,676	$4,972	$21,736	$45,384	$6,047,807	$6,093,191	$2,994
Canada	$1,941	$326	$387	$2,654	$1,267,539	$1,270,193	$265
Wholesale
United States	$514	$28	$580	$1,122	$2,512,270	$2,513,392	$130
Canada	$284	$11	$783	$1,078	$750,703	$751,781	$313
Total
Retail	$20,617	$5,298	$22,123	$48,038	$7,315,346	$7,363,384	$3,259
Wholesale	$798	$39	$1,363	$2,200	$3,262,973	$3,265,173	$443

        Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments in accordance with the terms of the contract. As of March 31, 2013 and

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

December 31, 2012, the Company's recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Retail
United States	$8,220	$8,165	$—	$5,614	$5,597	$—
Canada	$561	$560	$—	$—	$—	$—
Wholesale
United States	$—	$—	$—	$—	$—	$—
Canada	$—	$—	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$37,409	$34,781	$24,750	$42,581	$37,475	$28,266
Canada	$—	$—	$—	$—	$—	$—
Wholesale
United States	$52,259	$51,699	$8,947	$58,826	$58,329	$9,000
Canada	$1,520	$1,421	$255	$2,926	$2,846	$512
Total
Retail	$46,190	$43,506	$24,750	$48,195	$43,072	$28,266
Wholesale	$53,779	$53,120	$9,202	$61,752	$61,175	$9,512

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the three months ended March 31, 2013 and 2012, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a four-month average) and the related interest income recognized are as follows:

	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$8,370	$71	$9,804	$201
Canada	$592	$37	$633	$19
Wholesale
United States	$—	$—	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$38,473	$432	$62,987	$383
Canada	$—	$—	$—	$—
Wholesale
United States	$56,620	$601	$60,917	$459
Canada	$1,722	$—	$686	$—
Total
Retail	$47,435	$540	$73,424	$603
Wholesale	$58,342	$601	$61,603	$459

        Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013			December 31, 2012
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$18,164	$51,699	$69,863	$29,130	$58,329	$87,459
Canada	$30	$1,421	$1,451	$122	$2,846	$2,968

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

For wholesale receivables, concessions granted may include extended contract maturities, inclusion of interest-only periods, modification of a contractual interest rate to a below market interest rate and waiving of interest and principal.

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

        As of March 31, 2013, the Company had approximately 1,000 retail and finance lease receivable contracts in legal or bankruptcy status (i.e., a contract which is, or has been assigned to be, the subject of a lawsuit or bankruptcy proceeding), of which the pre-modification value was $27,105 and the post-modification value was $24,437. A court has determined the concession in 590 of these cases. The pre-modification value of these contracts was $10,418 and the post-modification value was $8,686. As of March 31, 2012, the Company had approximately 1,300 retail and finance lease receivable contracts in legal or bankruptcy status, of which the pre-modification value was $32,117 and the post-modification value was $29,862. A court has determined the concession in 644 of these cases. The pre-modification value of these contracts was $10,546 and the post-modification value was $9,123. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease receivable contracts that were modified in a TDR during the 12 months ended March 31, 2013 and 2012.

        As of March 31, 2013, the Company had four wholesale agreements with a pre- and post-modification balance of approximately $8,772 and $3,850, respectively. As of March 31, 2012, the Company had four wholesale agreements with a pre- and post- balance of approximately $5,422 and $1,997, respectively. The wholesale TDRs that subsequently re-defaulted were immaterial for the 12 months ended March 31, 2013 and 2012.

NOTE 5: DEBT

        On February 21, 2013, the Company, through a bankruptcy-remote trust, issued $1,252,282 of amortizing, asset-backed notes secured by U.S. retail loan contracts.

        On March 22, 2013, the Company renewed a $200,000 U.S. wholesale committed asset-backed facility, with a maturity date of March 22, 2014.

NOTE 6: INCOME TAXES

        The effective tax rates for the three months ended March 31, 2013 and 2012 were 31.8% and 34.9%, respectively. The lower rate in 2013 was primarily due to the retroactive reinstatement of the exception to

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 6: INCOME TAXES (Continued)

U.S. taxation of active financing income as a result of the American Taxpayer Relief Act for approximately $2,671 and changes in the geographic mix of income earned within the U.S.

        The Company's provision for income taxes is based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. The 2013 estimated annual tax rate is expected to be lower than the U.S. federal corporate income tax rate of 35% primarily due to profits in tax jurisdictions with lower rates, in addition to favorable changes in certain state income tax legislation. The President of the United States signed the American Taxpayer Relief Act of 2012 on January 2, 2013. As a result, the tax impact of this legislation was taken into account in the quarter in which the legislation was enacted by Congress and signed into law by the President. The Company reflected the tax benefit of this legislation in its financial statements for the first quarter of 2013 by reducing U.S. tax on the active financing income by approximately $2,671.

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

Interest Rate Derivatives

        The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the three months ended March 31, 2013 and 2012. These amounts are recorded in "Other expenses" in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 49 months. The after-tax losses deferred in accumulated other comprehensive income that will be recognized in interest expense over the next 12 months are approximately $3,613.

        The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company's committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into a compensating position. Unrealized and realized gains and losses resulting from

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

fair value changes in these instruments are recognized directly in income and were insignificant for the three months ended March 31, 2013 and 2012.

        Most of the Company's interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. The future notional amount of some of the Company's interest rate derivatives is not known in advance. These derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company's interest rate derivatives was approximately $2,497,777 and $1,926,633 at March 31, 2013 and December 31, 2012, respectively. The four-month average notional amounts as of March 31, 2013 and 2012 were $2,415,146 and $2,576,859, respectively.

Foreign Exchange Contracts

        The Company uses forward contracts to hedge certain assets and liabilities denominated in foreign currencies. Such derivatives are considered economic hedges and are not designated as hedging instruments. The changes in the fair value of these instruments are recognized directly as income in "Other expenses" and are expected to offset the foreign exchange gains or losses on the exposures being managed.

        All of the Company's foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives.

Financial Statement Impact of the Company's Derivatives

        The fair values of the Company's derivatives as of March 31, 2013 and December 31, 2012 in the consolidated balance sheets are recorded as follows:

	March 31, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments:
Accounts payable and other accrued liabilities:
Interest rate derivatives	$229	$—
Derivatives Not Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$3,720	$2,788
Foreign exchange contracts	—	15

Total	$3,720	$2,803

Accounts payable and other accrued liabilities:
Interest rate derivatives	$3,720	$2,744
Foreign exchange contracts	—	20

Total	$3,720	$2,764

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

        The location on the consolidated statements of income and impact of the Company's derivatives for the three months ended March 31, 2013 and 2012 are as follows:

	2013	2012
Cash Flow Hedges
Losses recognized in accumulated other comprehensive income (effective portion)
Interest rate derivatives	$(220)	$(310)
Reclassified from accumulated other comprehensive income (effective portion)
Interest rate derivatives—Interest expense to third parties	(1,556)	(1,991)
Recognized directly in income (ineffective portion)
Interest rate derivatives—Other expenses	—	26
Not Designated as Hedges
Interest rate derivatives—Other expenses	$69	$(47)

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

	Level 2		Level 3		Total
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Assets
Interest rate derivatives	$3,720	$2,788	$—	$—	$3,720	$2,788
Foreign exchange contracts	—	15	—	—	—	15
Retained interests	—	—	5,597	9,271	5,597	9,271

Total assets	$3,720	$2,803	$5,597	$9,271	$9,317	$12,074

Liabilities
Interest rate derivatives	$3,949	$2,744	$—	$—	$3,949	$2,744
Foreign exchange contracts	—	20	—	—	—	20

Total liabilities	$3,949	$2,764	$—	$—	$3,949	$2,764

        There were no transfers between Level 1, Level 2 and Level 3 hierarchy levels during the periods presented.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

        The following table presents the changes in the Level 3 fair-value category for the three months ended March 31, 2013 and 2012:

	Retained Interests	Derivative Financial Instruments
Balance at January 1, 2012	$17,289	$15
Total gains or losses (realized/unrealized):
Included in earnings	693	65
Included in other comprehensive income (loss)	281	(80)
Settlements	(5,240)	—

Balance at March 31, 2012	$13,023	$—

Balance at January 1, 2013	$9,271	$—
Total gains or losses (realized/unrealized):
Included in earnings	105	—
Included in other comprehensive income (loss)	(426)	—
Settlements	(3,353)	—

Balance at March 31, 2013	$5,597	$—

Fair Value of Other Financial Instruments

        The carrying amount of cash and cash equivalents, restricted cash, floating-rate affiliated accounts and notes receivable, floating-rate short-term debt, interest payable, short-term affiliated debt and floating-rate long-term debt was assumed to approximate its fair value. Under the fair value hierarchy, cash and cash equivalents and restricted cash are classified as Level 1 and the remainder of the financial instruments listed are measured as Level 2.

Financial Instruments Not Carried at Fair Value

        The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value*	Carrying Amount	Estimated Fair Value*
Receivables	$11,254,108	$11,330,725	$10,732,276	$11,074,646
Long-term debt	$6,417,642	$6,583,502	$6,321,551	$6,451,544

    *
    Under the fair value hierarchy, all measurements are Level 2.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

Financial Assets

        The fair value of receivables was determined by discounting the estimated future payments using a discount rate which includes an estimate for credit risk.

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        A summary of the Company's reportable segment information is as follows:

	Three Months Ended March 31,
	2013	2012
Revenues
United States	$159,206	$157,099
Canada	47,726	46,164
Eliminations	(1,267)	—

Total	$205,665	$203,263

Interest expense
United States	$48,623	$50,599
Canada	12,119	14,717
Eliminations	(1,267)	—

Total	$59,475	$65,316

Segment net income
United States	$40,601	$43,218
Canada	23,259	14,345

Total	$63,860	$57,563

Depreciation and amortization
United States	$19,387	$19,235
Canada	8,046	7,983

Total	$27,433	$27,218

Expenditures for equipment on operating leases
United States	$112,725	$76,614
Canada	19,753	21,976

Total	$132,478	$98,590

Provision for credit losses
United States	$3,940	$351
Canada	(441)	271

Total	$3,499	$622

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	As of March 31, 2013	As of December 31, 2012
Segment assets
United States	$10,889,087	$11,016,740
Canada	2,610,540	2,555,140
Eliminations	(215,879)	(225,351)

Total	$13,283,748	$13,346,529

Managed portfolio
United States	$9,219,431	$8,849,079
Canada	2,196,752	2,052,884

Total	$11,416,183	$10,901,963

NOTE 9: RELATED-PARTY TRANSACTIONS

        The summary of sources included in "Interest and other income from affiliates" in the accompanying consolidated statements of income for the three months ended March 31, 2013 and 2012 is as follows:

	2013	2012
Retail subsidy from CNH North America	$54,976	$53,343
Wholesale subsidy:
CNH North America	34,002	33,683
Other affiliates	814	957
Operating lease subsidy from CNH North America	8,235	7,274
Lending funds:
CNH North America	—	352
Other affiliates	—	1

Total interest and other income from affiliates	$98,027	$95,610

        The Company receives compensation from CNH North America for retail installment sales contracts and finance leases that were created under certain low-rate financing programs and interest waiver programs offered to customers by CNH North America. For selected operating leases, CNH North America compensates the Company for the difference between the market rental rates and the amount paid by the customer. Similarly, for selected wholesale receivables, CNH North America compensates the Company for the difference between market rates and the amount paid by the dealer. The Company is also compensated for lending funds to CNH North America and other affiliates for various purposes.

        Miscellaneous operating expense charged by CNH America represents all personnel and administrative tasks CNH America performs on behalf of the Company.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: RELATED-PARTY TRANSACTIONS (Continued)

        As of March 31, 2013 and December 31, 2012, the Company has various accounts and notes receivable and debt with the following affiliates:

	March 31, 2013	December 31, 2012
Affiliated receivables from:
CNH America	$2,142	$64,708
CNH Canada Ltd.	1,016	17,797
Other affiliates	13,059	12,874

Total affiliated receivables	$16,217	$95,379

Affiliated debt owed to:
CNH America	$416,274	$788,381
CNH Canada Ltd.	98,759	60,651
Fiat	5,000	15,000

Total affiliated debt	$520,033	$864,032

        Accounts payable and other accrued liabilities of $97,826 and $15,418, respectively, as of March 31, 2013 and December 31, 2012, were payable to related parties.

        CNH Canada Ltd., an affiliated entity, owns 76,618,488 shares of preferred stock in CNH Capital Canada Ltd, one of the Company's subsidiaries. This is recorded as "Noncontrolling interest" in the stockholder's equity in the accompanying consolidated balance sheets. These shares earn dividends of 12-month LIBOR plus 1.2% per annum. The dividends are accrued annually and are recorded in "Net income attributed to noncontrolling interest" in the consolidated statements of income. The accrued, but not declared, dividends are included in "Noncontrolling interest" in the stockholder's equity in the accompanying consolidated balance sheets.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Legal Matters

        The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

Guarantees

        The Company provides payment guarantees on the financial debt of various CNH European affiliates for approximately $258,425. The guarantees are in effect for the term of the underlying funding facilities, which have various maturities through 2017.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 10: COMMITMENTS AND CONTINGENCIES (Continued)

Commitments

        At March 31, 2013, the Company has various agreements to extend credit for the following managed portfolios:

	Total Credit Limit	Utilized	Not Utilized
Commercial revolving accounts	$3,956,612	$228,464	$3,728,148
Wholesale and dealer financing	$5,528,361	$3,619,690	$1,908,671

        The commercial revolving accounts are issued by the Company to retail customers for purchases of parts and services at CNH North America equipment dealers.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        CNH Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Capital LLC (the "Guarantor Entities"), guarantee certain indebtedness of CNH Capital LLC. As the guarantees are full, unconditional, and joint and several and as the Guarantor Entities are 100%-owned by CNH Capital LLC, the Company has included the following condensed consolidating financial information as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

	Condensed Statements of Comprehensive Income for the Three Months Ended March 31, 2013
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail and other notes and finance leases	$—	$2,374	$58,359	$—	$60,733
Interest and other income from affiliates	11,007	44,867	87,270	(45,117)	98,027
Servicing fee income	—	20,513	29	(20,410)	132
Rental income on operating leases	—	18,803	14,324	—	33,127
Other income	—	11,444	2,202	—	13,646

Total revenues	11,007	98,001	162,184	(65,527)	205,665

EXPENSES
Interest expense:
Interest expense to third parties	18,570	699	34,894	—	54,163
Interest expense to affiliates	—	42,159	8,270	(45,117)	5,312

Total interest expense	18,570	42,858	43,164	(45,117)	59,475

Administrative and operating expenses:
Fees charged by affiliates	—	12,187	23,253	(20,410)	15,030
Provision for credit losses	—	3,182	317	—	3,499
Depreciation of equipment on operating leases	—	15,058	12,113	—	27,171
Other expenses (income)	—	8,010	(1,123)	—	6,887

Total operating expenses	—	38,437	34,560	(20,410)	52,587

Total expenses	18,570	81,295	77,724	(65,527)	112,062

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(7,563)	16,706	84,460	—	93,603
Income tax (benefit) provision	(2,964)	7,741	24,966	—	29,743
Equity in income of consolidated subsidiaries accounted for under the equity method	68,041	59,076	—	(127,117)	—

NET INCOME	63,442	68,041	59,494	(127,117)	63,860
Net income attributed to noncontrolling interest	—	—	(418)	—	(418)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$63,442	$68,041	$59,076	$(127,117)	$63,442

COMPREHENSIVE INCOME	$49,795	$54,394	$48,164	$(102,140)	$50,213
Comprehensive income attributed to noncontrolling interest	—	—	(418)	—	(418)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$49,795	$54,394	$47,746	$(102,140)	$49,795

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of March 31, 2013
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$205,687	$156,548	$—	$362,235
Restricted cash	—	100	624,160	—	624,260
Receivables, less allowance for credit losses	—	1,141,832	10,112,276	—	11,254,108
Retained interests in securitized receivables	—	5,272	4,997	(4,672)	5,597
Affiliated accounts and notes receivable	1,368,814	1,581,908	1,369,035	(4,303,540)	16,217
Equipment on operating leases, net	—	470,597	327,245	—	797,842
Equipment held for sale	—	26,467	5,649	—	32,116
Investments in consolidated subsidiaries accounted for under the equity method	1,517,338	1,782,619	—	(3,299,957)	—
Goodwill and intangible assets, net	—	85,844	35,408	—	121,252
Other assets	19,382	(18,120)	68,859	—	70,121

TOTAL	$2,905,534	$5,282,206	$12,704,177	$(7,608,169)	$13,283,748

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$—	$93,518	$4,242,214	$—	$4,335,732
Accounts payable and other accrued liabilities	29,211	1,782,604	795,772	(2,130,955)	476,632
Affiliated debt	—	1,786,288	911,002	(2,177,257)	520,033
Long-term debt	1,400,000	102,458	4,915,184	—	6,417,642

Total liabilities	1,429,211	3,764,868	10,864,172	(4,308,212)	11,750,039
Stockholder's equity	1,476,323	1,517,338	1,840,005	(3,299,957)	1,533,709

TOTAL	$2,905,534	$5,282,206	$12,704,177	$(7,608,169)	$13,283,748

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2013
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$—	$420,343	$(229,401)	$32,218	$223,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(3,621,374)	(4,267,662)	3,302,374	(4,586,662)
Collections of receivables	—	3,619,151	3,699,933	(3,302,047)	4,017,037
Decrease in restricted cash	—	—	100,435	—	100,435
Purchase of equipment on operating leases, net	—	(55,058)	(19,796)	—	(74,854)
Expenditures for property and equipment	—	(2)	—	—	(2)

Net cash from (used in) investing activities	—	(57,283)	(487,090)	327	(544,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(360,382)	51,030	(32,545)	(341,897)
Net (decrease) increase in indebtedness	—	(53,992)	293,097	—	239,105

Net cash (used in) from financing activities	—	(414,374)	344,127	(32,545)	(102,792)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(51,314)	(372,364)	—	(423,678)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	257,001	528,912	—	785,913

End of period	$—	$205,687	$156,548	$—	$362,235

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Three Months Ended March 31, 2012
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail and other notes and finance leases	$—	$3,635	$54,604	$—	$58,239
Interest and other income from affiliates	—	40,252	85,774	(30,416)	95,610
Servicing fee income	—	18,813	59	(18,566)	306
Rental income on operating leases	—	20,422	12,646	—	33,068
Other income	—	6,282	9,758	—	16,040

Total revenues	—	89,404	162,841	(48,982)	203,263

EXPENSES
Interest expense:
Interest expense to third parties	9,884	842	44,416	—	55,142
Interest expense to affiliates	66	30,873	9,651	(30,416)	10,174

Total interest expense	9,950	31,715	54,067	(30,416)	65,316

Administrative and operating expenses:
Fees charged by affiliates	—	11,583	21,731	(18,566)	14,748
Provision for credit losses	—	(14,212)	14,834	—	622
Depreciation of equipment on operating leases	—	16,499	10,434	—	26,933
Other expenses (income)	—	8,772	(1,568)	—	7,204

Total operating expenses	—	22,642	45,431	(18,566)	49,507

Total expenses	9,950	54,357	99,498	(48,982)	114,823

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(9,950)	35,047	63,343	—	88,440
Income tax (benefit) provision	(3,899)	13,097	21,679	—	30,877
Equity in income of consolidated subsidiaries accounted for under the equity method	63,250	41,300	—	(104,550)	—

NET INCOME	57,199	63,250	41,664	(104,550)	57,563
Net income attributed to noncontrolling interest	—	—	(364)	—	(364)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$57,199	$63,250	$41,300	$(104,550)	$57,199

COMPREHENSIVE INCOME	$69,437	$75,488	$53,827	$(128,951)	$69,801
Comprehensive income attributed to noncontrolling interest	—	—	(364)	—	(364)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$69,437	$75,488	$53,463	$(128,951)	$69,437

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(59)	$8,227	$334,188	$5,909	$348,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(3,443,074)	(4,828,432)	3,952,440	(4,319,066)
Collections of receivables	—	3,620,584	4,046,775	(3,952,886)	3,714,473
Decrease in restricted cash	—	—	148,306	—	148,306
Purchase of equipment on operating leases, net	—	(129,304)	76,884	—	(52,420)
Other investing activities	—	(72)	—	—	(72)

Net cash from (used in) investing activities	—	48,134	(556,467)	(446)	(508,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	59	(223,219)	(18,869)	(5,463)	(247,492)
Net increase in indebtedness	—	24,683	25,941	—	50,624

Net cash from (used in) financing activities	59	(198,536)	7,072	(5,463)	(196,868)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(142,175)	(215,207)	—	(357,382)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	306,208	287,885	—	594,093

End of period	$—	$164,033	$72,678	$—	$236,711

NOTE 12: SUBSEQUENT EVENTS

        On April 8, 2013, CNH Capital completed an offering of $600,000 in aggregate principal amount of its 3.625% unsecured notes due 2018, issued at par.

        On April 24, 2013, the Company, through a bankruptcy-remote trust, sold C$411,975 ($407,579) of amortizing, asset-backed notes secured by Canadian retail loan contracts.

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

Trends and Economic Conditions

        Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended March 31, 2013, CNH agricultural equipment sales increased 9% compared to the three months ended March 31, 2012. CNH's construction equipment sales decreased 26% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

        In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers ("farmers") may affect the majority of our portfolio.

        Overall, the North American agricultural industry has shown stability during the recent economic crisis. During the past few years, farm income in North America has experienced some of its highest historical levels. The relatively fixed supply of North American agricultural farm land combined with the growing global demand for food products has been one of the drivers of strong commodity prices and growth in farm net income and equity. The financing we provide to our borrowers is secured by the financed equipment, which typically has a long useful life and is a key component in the farmers' sources of income. All of these factors contribute in part to the strong credit performance of our portfolio in recent periods.

        Net income attributable to CNH Capital LLC was $63.4 million for the three months ended March 31, 2013, compared to $57.2 million for the three months ended March 31, 2012. Net income increased primarily due to a higher average portfolio, stronger financial margins and a lower provision for income taxes, partially offset by a higher provision for credit losses. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.4%, 0.5% and 0.9% at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Our portfolio performance continued to stabilize during the relevant periods.

        Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, capital market disruptions, trade agreements, the availability of credit for CNH North America's and our customers, and financial regulatory reform. Severe weather conditions and significant volatility in the price of many commodities could also impact CNH North America's and our results.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

        Revenues for the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012	$ Change	% Change
Interest income on retail and other notes and finance leases	$60,733	$58,239	$2,494	4.3%
Interest and other income from affiliates	98,027	95,610	2,417	2.5
Servicing fee income	132	306	(174)	(56.9)
Rental income on operating leases	33,127	33,068	59	(0.2)
Other income	13,646	16,040	(2,394)	(14.9)

Total revenues	$205,665	$203,263	$2,402	1.2%

        Revenues totaled $205.7 million for the three months ended March 31, 2013 compared to $203.3 million for the same period in 2012. A higher average portfolio primarily drove the year over year increase, partially offset by a decrease in our average yield. The average yield for retail and other notes, finance leases, wholesale receivables and commercial revolving accounts receivables was 5.8% and 6.5% for the three months ended March 31, 2013 and 2012, respectively.

        Interest income on retail and other notes and finance leases for the three months ended March 31, 2013 was $60.7 million, representing an increase of $2.5 million from the same period in 2012. The increase was primarily due to a $13.8 million favorable impact from higher average earning assets, partially offset by an $11.3 million unfavorable impact from lower interest rates.

        Interest and other income from affiliates for the three months ended March 31, 2013 was $98.0 million compared to $95.6 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers was $55.0 million, an increase of $1.6 million from the same period in 2012. The increase was primarily due to higher originations. Included in "Interest and other income from affiliates" was compensation for the difference between the market rental rates and the amounts paid by the customers of CNH North America. For the three months ended March 31, 2013, this compensation was $8.2 million, an increase of $1.0 million from the same period in 2012. This increase was primarily due to higher originations. Compensation from CNH North America for wholesale marketing programs was $34.0 million compared to $33.7 million for the same period in 2012. The increase was primarily due to higher average earning wholesale assets.

        Rental income on operating leases for the three months ended March 31, 2013 was $33.1 million, an increase of $0.1 million from the same period in 2012. The increase was due to a $4.9 million favorable impact from higher average earning assets, partially offset by a $4.8 million unfavorable impact from lower interest rates on new and existing operating leases.

Expenses

        Expenses for the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012	$ Change	% Change
Total interest expense	$59,475	$65,316	$(5,841)	(8.9)%
Fees charged by affiliates	15,030	14,748	282	1.9
Provision for credit losses	3,499	622	2,877	462.5
Depreciation of equipment on operating leases	27,171	26,933	238.9
Other expenses	6,887	7,204	(317)	(4.4)

Total expenses	$112,062	$114,823	$(2,761)	(2.4)%

        Interest expense totaled $59.5 million for the three months ended March 31, 2013 compared to $65.3 million for the same period in 2012. The decrease was due to a $13.0 million favorable impact from lower average interest rates, partially offset by a $7.2 million unfavorable impact from higher average total debt.

        The provision for credit losses was $3.5 million for the three months ended March 31, 2013 compared to $0.6 million for the same period in 2012.

        The effective tax rates for the three months ended March 31, 2013 and 2012 were 31.8% and 34.9%, respectively. The lower rate in 2013 was primarily due to the retroactive reinstatement of the exception to U.S. taxation of active financing income as a result of the American Taxpayer Relief Act for approximately $2.7 million and changes in the geographic mix of income earned within the U.S.

Receivables and Equipment on Operating Leases Originated and Held

        Receivable and equipment on operating lease originations for the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012	$ Change	% Change
Retail receivables	$1,086,165	$918,445	$167,720	18.3%
Wholesale receivables	3,315,381	3,195,959	119,422	3.7
Other	185,116	204,662	(19,546)	(9.6)
Equipment on operating leases	132,478	98,590	33,888	34.4

Total originations	$4,719,140	$4,417,656	$301,484	6.8%

        Retail and wholesale receivable originations increased in the three months ended March 31, 2013 compared to the same period in 2012, primarily due to increased unit sales of CNH North America equipment. The increase in equipment on operating lease originations for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to a new programing initiative.

        Total receivables and equipment on operating leases held as of March 31, 2013, December 31, 2012 and March 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012	March 31, 2012
Retail receivables	$7,447,188	$7,363,384	$6,364,455
Wholesale receivables	3,696,980	3,265,173	3,505,385
Other	232,964	226,039	275,142
Equipment on operating leases	797,842	754,371	677,639

Total receivables and equipment on operating leases	$12,174,974	$11,608,967	$10,822,621

        Our portfolio performance continued to stabilize during the relevant periods. The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.5%, 0.7% and 1.2% at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. During those same periods, the total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $18.2 million, $29.3 million and $60.7 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Total wholesale receivables on nonaccrual status were $53.1 million, $61.2 million and $66.6 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

        Total receivable write-off amounts and recoveries, by product for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Write-offs:
Retail	$2,510	$4,338
Wholesale	63	—
Other	1,649	2,430

Total write-offs	4,222	6,768

Recoveries:
Retail	(795)	(1,856)
Wholesale	(35)	(58)
Other	(849)	(763)

Total recoveries	(1,679)	(2,677)

Write-offs, net of recoveries:
Retail	1,715	2,482
Wholesale	28	(58)
Other	800	1,667

Total write-offs, net of recoveries	$2,543	$4,091

        Our allowance for credit losses on all receivables financed totaled $123.0 million at March 31, 2013, $122.3 million at December 31, 2012 and $103.3 million at March 31, 2012. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. We believe our allowance is sufficient to provide for losses in our existing receivable portfolio.

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

        In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity and capital needs.

        Since 2011, we have accessed the unsecured bond market in order to add more diversity to our funding resources. Our outstanding unsecured senior notes totaled $1.25 billion as of March 31, 2013. We expect continued changes to our funding profile, with less reliance on the securitization market, as costs and terms of accessing the unsecured term market improve.

Cash Flows

	2013	2012
	(in thousands)
Cash flows provided by (used in):
Operating activities	$223,160	$348,265
Investing activities	(544,046)	(508,779)
Financing activities	(102,792)	(196,868)

Net cash decrease	$(423,678)	$(357,382)

        Operating activities in the three months ended March 31, 2013 generated cash of $223 million, resulting primarily from net income of $64 million, a decrease in affiliated accounts and notes receivables of $79 million, a decrease in other assets and equipment held for sale of $18 million, and an increase in accounts payable and other accrued liabilities of $28 million. Cash generated from operating activities in the three months ended March 31, 2013 decreased compared to the three months ended March 31, 2012 primarily due to a lower decrease in affiliated accounts and notes receivables and other assets and equipment held for sale.

        Cash flows used in investing activities in the three months ended March 31, 2013 totaled $544 million, resulting primarily from a net growth in receivables of $570 million and from $132 million in expenditures for equipment on operating leases, partially offset by a decrease in restricted cash of $100 million and proceeds from the sale of equipment on operating leases of $58 million. The increase of cash used in investing activities in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to the increase in expenditures for equipment on operating leases.

        Cash flows of $103 million used in financing activities in the three months ended March 31, 2013 primarily reflected the cash paid of $1,645 million for affiliated and long-term debt, partially offset by net cash received of $1,542 million from affiliated debt, long-term debt and short-term borrowings. The decrease in cash used in financing activities in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to increased borrowings in revolving credit facilities.

Securitization

        CNH Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Capital has completed public and private issuances of asset-backed securities in both the U.S. and Canada and, as of March 31, 2013, the amounts outstanding were approximately $6.2 billion.

        We will strive to continue to tailor our transactions to applicable market conditions while optimizing economic terms and reducing execution risks.

Committed Asset-Backed Facilities

        CNH Capital has committed asset-backed facilities with several banks, primarily through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.9 billion at March 31, 2013, with original borrowing maturities of up to two years. The excess availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At March 31, 2013, approximately $1.0 billion of funding was available for use under these facilities.

Unsecured Funding and Other Transactions

        As of March 31, 2013, we had outstanding unsecured senior notes of $500.0 million at an annual fixed rate of 6.250% due 2016 and $750.0 million at an annual fixed rate of 3.875% due 2015. In addition, we closed a $150.0 million unsecured 5-year loan in 2011 and have access to a further $350.0 million under our committed unsecured credit facilities. Some of our funding needs have been met through other transactions such as bank loans secured by various receivables, third-party direct sale transactions and private short-term lending agreements.

Affiliate Sources

        CNH Capital borrows, as needed, from CNH. This source of funding is primarily used to finance various on-book assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We have obtained financing from Fiat Industrial treasury subsidiaries and, from time to time, have entered into term loan agreements. At March 31, 2013, affiliated debt was $520.0 million, down from $864.0 million at December 31, 2012.

Equity Position

        Our equity position also supports our capabilities to access various funding sources. Our stockholder's equity at both March 31, 2013 and December 31, 2012 was $1.5 billion.

Liquidity

        The vast majority of CNH Capital's debt is self-liquidating from the cash generated by the underlying amortizing receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset-backed facilities until being refinanced in the term ABS market or with other third-party debt. Almost all of the new wholesale receivables are typically financed through a master trust and funded by variable funding notes.

Cash and commitments under the facilities shown in the table below totaled $5.3 billion, of which $1.7 billion was available for use at March 31, 2013.

(in thousands)
Cash, cash equivalents and restricted cash	$986,495
Committed asset-backed facilities	3,917,739
Committed unsecured facilities	350,000

Total cash and facilities	5,254,234
Less: restricted cash	624,260
Less: facilities utilization	2,937,937

Total available for use	$1,692,037

        The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

        In connection with a limited number of funding transactions, CNH Capital America LLC provides financial guarantees to various parties on behalf of certain foreign financial services subsidiaries of CNH, in an amount not to exceed $258.4 million as of March 31, 2013.

        On April 8, 2013, CNH Capital completed an offering of $600.0 million in aggregate principal amount of its 3.625% unsecured notes due 2018, issued at par.

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

        Our outlook is predominantly based on our interpretation of what we consider to be key economic assumptions and involves risks and uncertainties that could cause actual results to differ (possibly materially) from such forward looking statements. Macroeconomic factors including monetary policy, interest rates, currency exchange rates, inflation, deflation, credit availability and government intervention in an attempt to influence such factors may have a material impact on our customers and the demand for our services. The demand for CNH North America's products and, in turn, our products and services is influenced by a number of factors, including, among other things: general economic conditions; demand for food; commodity prices, raw material and component prices and stock levels; net farm income levels; availability of credit; developments in biofuels; infrastructure spending rates; housing starts; commercial construction; seasonality of demand; changes and uncertainties in the monetary and fiscal policies of various governmental and regulatory entities; the ability to maintain key dealer relationships; currency exchange rates and interest rates; pricing policies by CNH North America or its competitors; political, economic and legislative changes; and the other risks described in "Risk Factors" in our most recent annual report on Form 10-K. Some of the other significant factors that may affect our results include our access to credit, restrictive covenants in our debt agreements, actions by rating agencies concerning the ratings on our debt and asset backed securities and the credit ratings of CNH Global and Fiat Industrial, risks related to our relationship with Fiat Industrial, weather, climate change and natural disasters, actions taken by our competitors, the effect of changes in laws and regulations, the results of legal proceedings and employee relations.

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

Critical Accounting Policies and Estimates

        See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2012 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended March 31, 2013.

New Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 ("ASU 2013-02"), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Some of the key amendments require us to present, either on the face of the statement of operations or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, we are required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for our annual and interim periods beginning January 1, 2013.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2013. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        CNH Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Capital's financial position or results of operations.

Item 1A.    Risk Factors

        See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the three months ended March 31, 2013.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit		Description
4.1		Indenture, dated as of April 8, 2013, among CNH Capital LLC, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of the registrant filed April 10, 2013 (File No. 333-182411)).
4.2
Registration Rights Agreement, dated as of April 8, 2013, among CNH Capital LLC, the guarantors named on the signature pages thereto and Barclays Capital Inc. (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of the registrant filed April 10, 2013 (File No. 333-182411)).
12.1		Statement regarding computation of ratio of earnings to fixed charges.
31.1		Certifications of President Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification required by Exchange Act Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101	*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (v) Consolidated Statements of Changes in Stockholder's Equity for the three months ended March 31, 2013 and 2012 and (vi) Condensed Notes to Consolidated Financial Statements.

†
These certifications shall not be deemed "filed" for the purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933 (the "Securities Act") or the Exchange Act.

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

CNH CAPITAL LLC
Date: May 13, 2013	By:	/s/ STEVEN C. BIERMAN
		Name:	Steven C. Bierman
		Title:	Chairman and President