Form 10-Q
period 2013-06-30
CNH Capital LLC
filed 2013-08-05
CIK 1552493

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

        As of June 30, 2013, all of the limited liability company interests of the registrant were held by CNH America LLC, a wholly-owned subsidiary of CNH Global N.V.

        The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

*
This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Interest income on retail and other notes and finance leases	$63,054	$58,617	$123,787	$116,856
Interest and other income from affiliates	100,206	97,440	198,233	193,050
Rental income on operating leases	34,045	32,924	67,172	65,992
Servicing fee income	140	288	272	594
Other income	14,887	17,296	28,533	33,336

Total revenues	212,332	206,565	417,997	409,828

EXPENSES
Interest expense:
Interest expense to third parties	57,855	56,049	112,018	111,191
Interest expense to affiliates	5,077	7,525	10,389	17,699

Total interest expense	62,932	63,574	122,407	128,890

Administrative and operating expenses:
Fees charged by affiliates	15,378	17,535	30,408	32,283
(Benefit) provision for credit losses, net	(10,859)	3,116	(7,360)	3,738
Depreciation of equipment on operating leases	28,206	26,461	55,377	53,394
Other expenses	10,188	10,823	17,075	18,027

Total administrative and operating expenses	42,913	57,935	95,500	107,442

Total expenses	105,845	121,509	217,907	236,332

INCOME BEFORE TAXES	106,487	85,056	200,090	173,496
Income tax provision	37,475	30,484	67,218	61,361

NET INCOME	69,012	54,572	132,872	112,135
Net income attributed to noncontrolling interest	(357)	(388)	(775)	(752)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$68,655	$54,184	$132,097	$111,383

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME	$69,012	$54,572	$132,872	$112,135
Other comprehensive income (loss):
Foreign currency translation adjustment	(20,363)	(12,643)	(34,114)	(1,004)
Pension liability adjustment	115	95	228	190
Change in unrealized gains on retained interests	(439)	(409)	(1,290)	(957)
Change in derivative financial instruments	1,697	1,080	2,539	2,132

Other comprehensive income (loss)	(18,990)	(11,877)	(32,637)	361

COMPREHENSIVE INCOME	50,022	42,695	100,235	112,496
Less: comprehensive income attributable to noncontrolling interest	(357)	(388)	(775)	(752)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$49,665	$42,307	$99,460	$111,744

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

(In thousands)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$210,898	$785,913
Restricted cash	547,413	727,186
Receivables, less allowance for credit losses of $109,419 and $122,320, respectively	11,869,374	10,732,276
Retained interests in securitized receivables	5,699	9,271
Affiliated accounts and notes receivable	14,559	95,379
Equipment on operating leases, net	830,330	754,371
Equipment held for sale	32,382	46,650
Goodwill	115,959	117,696
Other intangible assets, net	4,069	4,529
Other assets	67,259	73,258

TOTAL	$13,697,942	$13,346,529

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,201,665	$4,230,237
Accounts payable and other accrued liabilities	411,342	447,298
Affiliated debt	578,424	864,032
Long-term debt	7,122,399	6,321,551

Total liabilities	12,313,830	11,863,118

Commitments and contingent liabilities (Note 10)
Stockholder's equity:
Member's capital	—	—
Paid-in capital	841,406	840,940
Accumulated other comprehensive income	14,011	46,648
Retained earnings	470,952	538,855

Total CNH Capital LLC stockholder's equity	1,326,369	1,426,443
Noncontrolling interest	57,743	56,968

Total stockholder's equity	1,384,112	1,483,411

TOTAL	$13,697,942	$13,346,529

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

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

	June 30, 2013	December 31, 2012
Restricted cash	$547,312	$727,086
Receivables, less allowance for credit losses of $75,344 and $73,891, respectively	8,820,434	8,287,642
Equipment on operating leases, net	126,920	125,003

TOTAL	$9,494,666	$9,139,731

Short-term debt (including current maturities of long-term debt)	$4,089,563	$4,081,062
Long-term debt	5,011,016	4,729,901

TOTAL	$9,100,579	$8,810,963

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(In thousands)

(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$132,872	$112,135
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	55,393	53,432
Amortization of intangibles	497	527
(Benefit) provision for credit losses, net	(7,360)	3,738
Deferred income tax expense (benefit)	182	(4,590)
Stock compensation expense	466	—
Changes in components of working capital:
Decrease in affiliated accounts and notes receivables	80,782	176,736
Decrease in other assets and equipment held for sale	22,296	78,748
Decrease in accounts payable and other accrued liabilities	(32,932)	(83,111)

Net cash from operating activities	252,196	337,615

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(9,624,583)	(8,860,130)
Collections of receivables	8,381,198	7,807,128
Decrease (increase) in restricted cash	174,089	(391,471)
Purchase of equipment on operating leases	(263,431)	(182,833)
Proceeds from disposal of equipment on operating leases	121,184	107,033
Capital expenditures for property and equipment and software	(66)	(120)

Net cash used in investing activities	(1,211,609)	(1,520,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	903,077	1,064,709
Payment of affiliated debt	(1,184,666)	(688,725)
Proceeds from issuance of long-term debt	2,984,726	2,075,425
Payment of long-term debt	(2,058,315)	(1,739,497)
(Decrease) increase in revolving credit facilities, net	(60,424)	88,880
Dividends paid to CNH America LLC	(200,000)	—

Net cash from financing activities	384,398	800,792

DECREASE IN CASH AND CASH EQUIVALENTS	(575,015)	(381,986)
CASH AND CASH EQUIVALENTS:
Beginning of period	785,913	594,093

End of period	$210,898	$212,107

CASH PAID DURING THE PERIOD FOR INTEREST	$119,536	$130,505

CASH PAID DURING THE PERIOD FOR TAXES	$61,160	$29,113

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(In thousands)

(Unaudited)

	Company Stockholder
	Member's Capital	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total
BALANCE—January 1, 2012	$—	$836,721	$28,716	$326,919	$54,889	$1,247,245
Net income	—	—	—	111,383	752	112,135
Preferred stock issuance	—	—	—	—	434	434
Foreign currency translation adjustment	—	—	(1,004)	—	—	(1,004)
Pension liability adjustment, net of tax	—	—	190	—	—	190
Change in unrealized gain on retained interests, net of tax	—	—	(957)	—	—	(957)
Change in derivative financial instruments, net of tax	—	—	2,132	—	—	2,132

BALANCE—June 30, 2012	$—	$836,721	$29,077	$438,302	$56,075	$1,360,175

BALANCE—January 1, 2013	$—	$840,940	$46,648	$538,855	$56,968	$1,483,411
Dividends paid to CNH America LLC	—	—	—	(200,000)	—	(200,000)
Net income	—	—	—	132,097	775	132,872
Foreign currency translation adjustment	—	—	(34,114)	—	—	(34,114)
Stock compensation	—	466	—	—	—	466
Pension liability adjustment, net of tax	—	—	228	—	—	228
Change in unrealized gain on retained interests, net of tax	—	—	(1,290)	—	—	(1,290)
Change in derivative financial instruments, net of tax	—	—	2,539	—	—	2,539

BALANCE—June 30, 2013	$—	$841,406	$14,011	$470,952	$57,743	$1,384,112

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

        As of June 30, 2013, Fiat Industrial S.p.A. ("Fiat Industrial") owned approximately 87% of CNH's outstanding common shares through its wholly-owned subsidiary, Fiat Netherlands Holding N.V.

        On November 25, 2012, Fiat Industrial and CNH Global announced that they entered into a definitive merger agreement to combine the businesses of Fiat Industrial and CNH Global. The terms of the definitive merger agreement provide that Fiat Industrial, which indirectly owns approximately 87% of the outstanding share capital of CNH Global, and CNH Global will each merge with and into a newly-formed company organized under the laws of the Netherlands. The parties anticipate that the shares of this newly-formed company, which will be named CNH Industrial N.V., will be listed on the New York Stock Exchange at the closing of the merger and, shortly after the closing of the merger, on the Mercato Telematico Azionario managed by Borsa Italiana. The merger is expected to close in the third quarter of 2013, subject to customary closing conditions including, among others, regulatory approvals and the condition that the cash amount required to be paid to withdrawing shareholders and to creditors for their opposition rights not exceed €325 million in the aggregate. The Fiat Industrial shareholders approved the merger on July 9, 2013, and the CNH Global shareholders approved the merger on July 23, 2013.

        The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, which should be read in conjunction with the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012. Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, but is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's interim unaudited financial statements have been reflected.

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

        In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 ("ASU 2013-02"), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"). Some of the key amendments require the Company to present, either on the face of the statement of operations or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for the Company's annual and interim periods beginning January 1, 2013. See Note 3 for additional information.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended June 30, 2013:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$45,169	$(8,656)	$1,646	$(11,882)	$26,277
Tax asset (liability)	—	3,221	(621)	4,124	6,724

Beginning balance, net of tax	45,169	(5,435)	1,025	(7,758)	33,001
Other comprehensive income before reclassifications	(20,363)	—	30	786	(19,547)
Amounts reclassified from accumulated other comprehensive income	—	182	(734)	1,723	1,171
Tax effects	—	(67)	265	(812)	(614)

Net current-period other comprehensive income	(20,363)	115	(439)	1,697	(18,990)

BALANCE—June 30, 2013	$24,806	$(5,320)	$586	$(6,061)	$14,011

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the six months ended June 30, 2013:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$58,920	$(8,834)	$3,012	$(13,219)	$39,879
Tax asset (liability)	—	3,286	(1,136)	4,619	6,769

Beginning balance, net of tax	58,920	(5,548)	1,876	(8,600)	46,648
Other comprehensive income before reclassifications	(34,114)	—	(396)	566	(33,944)
Amounts reclassified from accumulated other comprehensive income	—	359	(1,675)	3,279	1,963
Tax effects	—	(131)	781	(1,306)	(656)

Net current-period other comprehensive income	(34,114)	228	(1,290)	2,539	(32,637)

BALANCE—June 30, 2013	$24,806	$(5,320)	$586	$(6,061)	$14,011

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The reclassifications out of AOCI and the location on the consolidated statements of income for the three and six months ended June 30, 2013 are as follows:

	Amounts Reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item
Amortization of defined benefit pension items:
Insignificant items	$(182)	$(359)

	(182)	(359)	Income before taxes
	67	131	Income tax benefit

	$(115)	$(228)	Net of tax

Unrealized gains on retained interests:
	$734	$1,675	Other income

	734	1,675	Income before taxes
	(277)	(632)	Income tax provision

	$457	$1,043	Net of tax

Unrealized losses on derivatives:
	$(1,723)	$(3,279)	Interest expense to third parties

	(1,723)	(3,279)	Income before taxes
	605	1,158	Income tax benefit

	$(1,118)	$(2,121)	Net of tax

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

        A summary of receivables included in the consolidated balance sheets as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
Retail note receivables	$605,868	$903,644
Wholesale receivables	473,946	88,763
Finance lease receivables	56,556	62,615
Restricted receivables	10,573,408	9,573,535
Commercial revolving accounts receivables	269,015	226,039

Gross receivables	11,978,793	10,854,596
Less: allowance for credit losses	(109,419)	(122,320)

Total receivables, net	$11,869,374	$10,732,276

Restricted Receivables and Securitization

        As part of its overall funding strategy, the Company periodically transfers certain financial receivables into VIEs that are special purpose entities ("SPEs") as part of its asset-backed securitization programs.

        SPEs utilized in the securitization programs differ from other entities included in the Company's consolidated financial statements because the assets they hold are legally isolated from the Company's assets. For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Upon transfer of the receivables to the SPEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the SPEs' creditors. The SPEs have ownership of cash balances that also have restrictions for the benefit of the SPEs' investors. The Company's interests in the SPEs' receivables are subordinate to the interests of third-party investors. None of the receivables that are directly or indirectly sold or transferred in any of these transactions are available to pay the Company's creditors until all obligations of the SPE have been fulfilled or the receivables are removed from the SPE.

        The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected.

        The following table summarizes the restricted and off-book receivables and the related retained interests as of June 30, 2013 and December 31, 2012:

	Restricted Receivables		Off-Book Receivables		Retained Interests
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Retail note receivables	$7,010,613	$6,376,211	$27,950	$47,367	$5,699	$9,271
Wholesale receivables	3,549,618	3,176,410	—	—	—	—
Finance lease receivables	13,177	20,914	—	—	—	—

Total	$10,573,408	$9,573,535	$27,950	$47,367	$5,699	$9,271

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        Within the U.S. retail receivables securitization programs, qualifying retail receivables are sold to limited purpose, bankruptcy-remote SPEs. In turn, these SPEs establish separate trusts to which the receivables are transferred in exchange for proceeds from asset-backed securities issued by the trusts. In Canada, the receivables are transferred directly to the trusts. These trusts were determined to be VIEs. In its role as servicer, CNH Capital has the power to direct the trusts' activities. Through its retained interests, the Company has an obligation to absorb certain losses, or the right to receive certain benefits, that could potentially be significant to the trusts. Consequently, the Company has consolidated these retail trusts.

        Three private retail transactions totaling $27,950 and $47,367 were not included in the Company's consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.

        With regard to the wholesale receivable securitization programs, the Company sells certain eligible receivables on a revolving basis to structured master trust facilities which are limited-purpose, bankruptcy-remote SPEs. These trusts were determined to be VIEs. In its role as servicer, CNH Capital has the power to direct the trusts' activities. Through its retained interests, the Company provides security to investors in the event that cash collections from the receivables are not sufficient to make principal and interest payments on the securities. Consequently, CNH Capital has consolidated these wholesale trusts.

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

        Allowance for credit losses activity for the three months ended June 30, 2013 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$102,618	$12,281	$8,125	$123,024
Charge-offs	(2,742)	(64)	(1,280)	(4,086)
Recoveries	987	206	746	1,939
(Benefit) provision	(6,624)	(4,723)	488	(10,859)
Foreign currency translation and other	(537)	(39)	(23)	(599)

Ending balance	$93,702	$7,661	$8,056	$109,419

        Allowance for credit losses activity for the six months ended June 30, 2013 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$102,560	$11,887	$7,873	$122,320
Charge-offs	(5,252)	(127)	(2,929)	(8,308)
Recoveries	1,782	241	1,595	3,618
(Benefit) provision	(4,636)	(4,279)	1,555	(7,360)
Foreign currency translation and other	(752)	(61)	(38)	(851)

Ending balance	$93,702	$7,661	$8,056	$109,419

Ending balance: individually evaluated for impairment	$17,300	$5,167	$—	$22,467

Ending balance: collectively evaluated for impairment	$76,402	$2,494	$8,056	$86,952

Receivables:
Ending balance	$7,686,214	$4,023,564	$269,015	$11,978,793

Ending balance: individually evaluated for impairment	$34,583	$31,273	$—	$65,856

Ending balance: collectively evaluated for impairment	$7,651,631	$3,992,291	$269,015	$11,912,937

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        Allowance for credit losses activity for the three months ended June 30, 2012 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$81,280	$11,640	$10,378	$103,298
Charge-offs	(17,051)	(38)	(1,938)	(19,027)
Recoveries	1,023	44	739	1,806
Provision (benefit)	2,271	(183)	1,028	3,116
Foreign currency translation and other	(60)	(19)	(28)	(107)

Ending balance	$67,463	$11,444	$10,179	$89,086

        Allowance for credit losses activity for the six months ended June 30, 2012 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$83,233	$12,163	$11,277	$106,673
Charge-offs	(21,389)	(38)	(4,368)	(25,795)
Recoveries	2,879	102	1,502	4,483
Provision (benefit)	2,759	(788)	1,767	3,738
Foreign currency translation and other	(19)	5	1	(13)

Ending balance	$67,463	$11,444	$10,179	$89,086

Ending balance: individually evaluated for impairment	$25,089	$9,603	$—	$34,692

Ending balance: collectively evaluated for impairment	$42,374	$1,841	$10,179	$54,394

Receivables:
Ending balance	$6,550,358	$3,684,465	$291,077	$10,525,900

Ending balance: individually evaluated for impairment	$47,343	$72,827	$—	$120,170

Ending balance: collectively evaluated for impairment	$6,503,015	$3,611,638	$291,077	$10,405,730

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

        Utilizing an internal credit scoring model, which considers customers' attributes, prior credit history and each retail transaction's attributes, the Company assigns a credit quality rating to each retail customer, by specific transaction, as part of the retail underwriting process. This rating is used in setting the terms on the transaction, including the interest rate. The credit quality rating is not updated after the transaction is finalized. A description of the general characteristics of the customers' risk grades is as follows:

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        A breakdown of the retail portfolio by the customer's risk grade at the time of origination as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
Titanium	$4,265,481	$4,038,596
Platinum	2,052,434	1,994,248
Gold	1,160,767	1,124,612
Silver	184,316	185,712
Bronze	23,216	20,216

Total	$7,686,214	$7,363,384

        As part of the ongoing monitoring of the credit quality of the wholesale portfolio, the Company utilizes an internal credit scoring model that assigns a risk grade for each dealer. The scoring model considers the strength of the dealer's financial condition and payment history. The Company considers the dealers' ratings in the quarterly credit allowance analysis. A description of the general characteristics of the dealer risk grades is as follows:

        Grades A and B—Includes receivables due from dealers that have significant capital strength, moderate leverage, stable earnings and growth, and excellent payment performance.

        Grade C—Includes receivables due from dealers with moderate credit risk. Dealers of this grade are differentiated from higher grades on a basis of leverage or payment performance.

        Grade D—Includes receivables due from dealers with additional credit risk. These dealers require additional monitoring due to their weaker financial condition or payment performance.

        A breakdown of the wholesale portfolio by its credit quality indicators as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
A	$2,377,514	$1,873,495
B	1,202,645	967,849
C	274,685	245,652
D	168,720	178,177

Total	$4,023,564	$3,265,173

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        The aging of receivables as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$15,437	$5,954	$15,706	$37,097	$6,375,788	$6,412,885	$2,168
Canada	$1,705	$518	$487	$2,710	$1,270,619	$1,273,329	$363
Wholesale
United States	$632	$365	$213	$1,210	$3,151,080	$3,152,290	$1
Canada	$677	$712	$118	$1,507	$869,767	$871,274	$—
Total
Retail	$17,142	$6,472	$16,193	$39,807	$7,646,407	$7,686,214	$2,531
Wholesale	$1,309	$1,077	$331	$2,717	$4,020,847	$4,023,564	$1

	December 31, 2012
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$18,676	$4,972	$21,736	$45,384	$6,047,807	$6,093,191	$2,994
Canada	$1,941	$326	$387	$2,654	$1,267,539	$1,270,193	$265
Wholesale
United States	$514	$28	$580	$1,122	$2,512,270	$2,513,392	$130
Canada	$284	$11	$783	$1,078	$750,703	$751,781	$313
Total
Retail	$20,617	$5,298	$22,123	$48,038	$7,315,346	$7,363,384	$3,259
Wholesale	$798	$39	$1,363	$2,200	$3,262,973	$3,265,173	$443

        Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of June 30, 2013 and December 31,

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

2012, the Company's recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Retail
United States	$8,756	$8,119	$—	$5,614	$5,597	$—
Canada	$566	$546	$—	$—	$—	$—
Wholesale
United States	$—	$—	$—	$—	$—	$—
Canada	$—	$—	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$25,261	$23,866	$17,300	$42,581	$37,475	$28,266
Canada	$—	$—	$—	$—	$—	$—
Wholesale
United States	$18,919	$18,654	$4,452	$58,826	$58,329	$9,000
Canada	$12,354	$12,076	$715	$2,926	$2,846	$512
Total
Retail	$34,583	$32,531	$17,300	$48,195	$43,072	$28,266
Wholesale	$31,273	$30,730	$5,167	$61,752	$61,175	$9,512

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the three months ended June 30, 2013 and 2012, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a four-month average) and the related interest income recognized are as follows:

	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$8,839	$105	$3,606	$75
Canada	$588	$4	$—	$—
Wholesale
United States	$—	$—	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$27,838	$320	$45,611	$399
Canada	$—	$—	$—	$—
Wholesale
United States	$19,066	$141	$70,332	$459
Canada	$14,659	$—	$152	$3
Total
Retail	$37,265	$429	$49,217	$474
Wholesale	$33,725	$141	$70,484	$462

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the six months ended June 30, 2013 and 2012, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a seven-month average) and the related interest income recognized are as follows:

	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$8,731	$192	$3,781	$131
Canada	$609	$11	$—	$—
Wholesale
United States	$—	$—	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$31,240	$768	$42,704	$738
Canada	$—	$—	$—	$—
Wholesale
United States	$19,078	$291	$65,629	$913
Canada	$14,389	$108	$157	$3
Total
Retail	$40,580	$971	$46,485	$869
Wholesale	$33,467	$399	$65,786	$916

        Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and management determines that collection is probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013			December 31, 2012
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$15,750	$18,654	$34,404	$29,130	$58,329	$87,459
Canada	$124	$12,076	$12,200	$122	$2,846	$2,968

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

        As of June 30, 2013, the Company had approximately 900 retail and finance lease receivable contracts in legal or bankruptcy status (i.e., a contract which is, or has been assigned to be, the subject of a lawsuit or bankruptcy proceeding), of which the pre-modification value was $24,637 and the post-modification value was $22,041. A court has determined the concession in 550 of these cases. The pre-modification value of these contracts was $9,074 and the post-modification value was $7,501. As of June 30, 2012, the Company had approximately 1,200 retail and finance lease receivable contracts in legal or bankruptcy status, of which the pre-modification value was $30,429 and the post-modification value was $28,097. A court has determined the concession in 700 of these cases. The pre-modification value of these contracts was $12,180 and the post-modification value was $10,524. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease receivable contracts that were modified in a TDR during the 12 months ended June 30, 2013 and 2012.

        As of June 30, 2013, the Company had four wholesale agreements with a pre- and post-modification balance of approximately $1,586 and $326, respectively. As of June 30, 2012, the Company had six wholesale agreements with a pre- and post- modification balance of approximately $26,144 and $24,796, respectively. The wholesale TDRs that subsequently re-defaulted were immaterial for the 12 months ended June 30, 2013 and 2012.

NOTE 5: DEBT

        On April 8, 2013, CNH Capital LLC completed the offering of $600,000 in aggregate principal amount of 3.625% unsecured notes due 2018, issued at par.

        On April 24, 2013, the Company, through a bankruptcy-remote trust, issued C$411,975 ($407,579) of amortizing, asset-backed notes secured by Canadian retail loan contracts.

        On May 30, 2013, the Company, through a bankruptcy-remote trust, issued $725,097 of amortizing, asset-backed notes secured by U.S. retail loan contracts

        On May 22, 2013, the Company renewed a $500,000 U.S. wholesale committed asset-backed facility, with a maturity date of May 21, 2014.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 5: DEBT (Continued)

        On June 17, 2013, the Company executed a new $300,000 U.S. wholesale committed asset-backed facility, for a rolling (evergreen) six-month term with an original maturity date of December 17, 2013.

NOTE 6: INCOME TAXES

        The effective tax rates for the three months ended June 30, 2013 and 2012 were 35.2% and 35.8%, respectively. The effective tax rate was 33.6% for the six-month period ended June 30, 2013, compared to 35.4% for the same period in 2012. The lower rate in 2013 was primarily due to the retroactive reinstatement of the exception to U.S. taxation of active financing income as a result of the American Taxpayer Relief Act of 2012 for approximately $2,671 and changes in the geographic mix of income earned within the U.S.

        The Company's provision for income taxes is based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. The 2013 estimated annual tax rate is expected to be lower than the U.S. federal corporate income tax rate of 35% primarily due to profits in tax jurisdictions with lower rates, in addition to favorable changes in certain state income tax legislation. The President of the United States signed the American Taxpayer Relief Act of 2012 on January 2, 2013. As a result, the tax impact of this legislation was taken into account in the quarter in which the legislation was enacted by Congress and signed into law by the President. The Company reflected the tax benefit of this legislation in its financial statements for the first quarter of 2013 by reducing the U.S. tax on active financing income by approximately $2,671.

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

Interest Rate Derivatives

        The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the three and six months ended June 30, 2013 and 2012. These amounts are recorded in "Other expenses" in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 49 months. The after-tax losses deferred in

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

accumulated other comprehensive income that will be recognized in interest expense over the next 12 months are approximately $3,388.

        The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company's committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and six months ended June 30, 2013 and 2012.

        Most of the Company's interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. When the future notional amount of the Company's interest rate derivatives is not known in advance, these derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company's interest rate derivatives was approximately $2,918,805 and $1,926,633 at June 30, 2013 and December 31, 2012, respectively. The seven-month average notional amounts as of June 30, 2013 and 2012 were $2,632,791 and $2,931,235, respectively.

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

Financial Statement Impact of the Company's Derivatives

        The fair values of the Company's derivatives as of June 30, 2013 and December 31, 2012 in the consolidated balance sheets are recorded as follows:

	June 30, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$795	$—
Derivatives Not Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$8,100	$2,788
Foreign exchange contracts	16	15

Total	$8,116	$2,803

Accounts payable and other accrued liabilities:
Interest rate derivatives	$8,100	$2,744
Foreign exchange contracts	—	20

Total	$8,100	$2,764

        Pre-tax gains (losses) on the consolidated statements of income related to the Company's derivatives for the three and six months ended June 30, 2013 and 2012 are recorded in the following accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash Flow Hedges
Losses recognized in accumulated other comprehensive income(effective portion)
Interest rate derivatives	$786	$(55)	$566	$(365)
Reclassified from accumulated other comprehensive income (effective portion)
Interest rate derivatives—Interest expense to third parties	(1,723)	(1,728)	(3,279)	(3,719)
Recognized directly in income (ineffective portion)
Interest rate derivatives—Other expenses	—	(4)	—	22
Not Designated as Hedges
Interest rate derivatives—Other expenses	$17	$(1)	$86	$(48)

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	Level 2		Level 3		Total
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Assets
Interest rate derivatives	$8,895	$2,788	$—	$—	$8,895	$2,788
Foreign exchange contracts	16	15	—	—	16	15
Retained interests	—	—	5,699	9,271	5,699	9,271

Total assets	$8,911	$2,803	$5,699	$9,271	$14,610	$12,074

Liabilities
Interest rate derivatives	$8,100	$2,744	$—	$—	$8,100	$2,744
Foreign exchange contracts	—	20	—	—	—	20

Total liabilities	$8,100	$2,764	$—	$—	$8,100	$2,764

        There were no transfers between Level 1, Level 2 and Level 3 hierarchy levels during the periods presented.

        The following table presents the changes in the Level 3 fair-value category for the six months ended June 30, 2013 and 2012:

	Retained Interests	Derivative Financial Instruments
Balance at January 1, 2012	$17,289	$15
Total gains or losses (realized/unrealized):
Included in earnings	168	65
Included in other comprehensive income (loss)	617	(80)
Settlements	(5,243)	—

Balance at June 30, 2012	$12,831	$—

Balance at January 1, 2013	$9,271	$—
Total gains or losses (realized/unrealized):
Included in earnings	387	—
Included in other comprehensive income (loss)	(396)	—
Settlements	(3,563)	—

Balance at June 30, 2013	$5,699	$—

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

Financial Instruments Not Carried at Fair Value

        The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value*	Carrying Amount	Estimated Fair Value*
Receivables	$11,869,374	$11,909,269	$10,732,276	$11,074,646
Long-term debt	$7,122,399	$7,155,316	$6,321,551	$6,451,544

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        A summary of the Company's reportable segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
United States	$164,465	$158,672	$323,671	$315,771
Canada	49,143	48,351	96,869	94,515
Eliminations	(1,276)	(458)	(2,543)	(458)

Total	$212,332	$206,565	$417,997	$409,828

Interest expense
United States	$50,825	$51,348	$99,448	$101,947
Canada	13,383	12,684	25,502	27,401
Eliminations	(1,276)	(458)	(2,543)	(458)

Total	$62,932	$63,574	$122,407	$128,890

Segment net income
United States	$54,763	$37,991	$100,672	$81,209
Canada	14,249	16,581	32,200	30,926

Total	$69,012	$54,572	$132,872	$112,135

Depreciation and amortization
United States	$20,210	$18,608	$39,597	$37,843
Canada	8,247	8,133	16,293	16,116

Total	$28,457	$26,741	$55,890	$53,959

Expenditures for equipment on operating leases
United States	$93,453	$54,687	$206,178	$131,301
Canada	37,500	29,556	57,253	51,532

Total	$130,953	$84,243	$263,431	$182,833

(Benefit) provision for credit losses, net
United States	$(13,772)	$3,215	$(9,832)	$3,566
Canada	2,913	(99)	2,472	172

Total	$(10,859)	$3,116	$(7,360)	$3,738

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	As of June 30, 2013	As of December 31, 2012
Segment assets
United States	$11,334,429	$11,016,740
Canada	2,576,337	2,555,140
Eliminations	(212,824)	(225,351)

Total	$13,697,942	$13,346,529

Managed portfolio
United States	$9,830,646	$8,849,079
Canada	2,176,097	2,052,884

Total	$12,006,743	$10,901,963

NOTE 9: RELATED-PARTY TRANSACTIONS

        The summary of sources included in "Interest and other income from affiliates" in the accompanying consolidated statements of income for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Retail subsidy from CNH North America	$53,553	$51,631	$108,529	$104,974
Wholesale subsidy:
CNH North America	37,269	37,763	71,271	71,446
Other affiliates	514	858	1,328	1,818
Operating lease subsidy from CNH North America	8,870	7,188	17,105	14,462
Lending funds:
CNH North America	—	—	—	350
Other affiliates	—	—	—	—

Total interest and other income from affiliates	$100,206	$97,440	$198,233	$193,050

        The Company receives compensation from CNH North America for retail installment sales contracts and finance leases that were created under certain low-rate financing programs and interest waiver programs offered to customers by CNH North America. For selected operating leases, CNH North America compensates the Company for the difference between the market rental rates and the amount paid by the customer. Similarly, for selected wholesale receivables, CNH North America and other affiliates compensate the Company for the difference between market rates and the amount paid by the dealer. The Company is also compensated for lending funds to CNH North America and other affiliates for various purposes.

        Fees charged by affiliates represent all personnel and administrative tasks CNH America performs on behalf of the Company.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: RELATED-PARTY TRANSACTIONS (Continued)

        As of June 30, 2013 and December 31, 2012, the Company has various accounts and notes receivable and debt with the following affiliates:

	June 30, 2013	December 31, 2012
Affiliated receivables from:
CNH America	$1,437	$64,708
CNH Canada Ltd.	611	17,797
Other affiliates	12,511	12,874

Total affiliated receivables	$14,559	$95,379

Affiliated debt owed to:
CNH America	$497,630	$788,381
CNH Canada Ltd.	75,794	60,651
Fiat Industrial	5,000	15,000

Total affiliated debt	$578,424	$864,032

        Accounts payable and other accrued liabilities of $41,329 and $15,418, respectively, as of June 30, 2013 and December 31, 2012, were payable to related parties.

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

Guarantees

        The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNH for approximately $263,975. The guarantees are in effect for the term of the underlying funding facilities, which have various maturities through 2015.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 10: COMMITMENTS AND CONTINGENCIES (Continued)

Commitments

        At June 30, 2013, the Company has various agreements to extend credit for the following managed portfolios:

	Total Credit Limit	Utilized	Not Utilized
Commercial revolving accounts	$3,947,704	$266,309	$3,681,395
Wholesale and dealer financing	$5,622,839	$3,965,818	$1,657,021

        The commercial revolving accounts are issued by the Company to retail customers for purchases of parts and services at CNH North America equipment dealers.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        CNH Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Capital LLC (the "Guarantor Entities"), guarantee certain indebtedness of CNH Capital LLC. As the guarantees are full, unconditional, and joint and several and as the Guarantor Entities are 100%-owned by CNH Capital LLC, the Company has included the following condensed consolidating financial information as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

2012. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

	Condensed Statements of Comprehensive Income for the Three Months Ended June 30, 2013
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail and other notes and finance leases	$—	$2,762	$60,292	$—	$63,054
Interest and other income from affiliates	18,560	47,780	89,948	(56,082)	100,206
Rental income on operating leases	—	19,586	14,459	—	34,045
Servicing fee income	—	21,140	8	(21,008)	140
Other income	—	12,388	2,499	—	14,887

Total revenues	18,560	103,656	167,206	(77,090)	212,332

EXPENSES
Interest expense:
Interest expense to third parties	23,705	902	33,248	—	57,855
Interest expense to affiliates	—	49,965	11,194	(56,082)	5,077

Total interest expense	23,705	50,867	44,442	(56,082)	62,932

Administrative and operating expenses:
Fees charged by affiliates	—	12,727	23,659	(21,008)	15,378
Benefit for credit losses, net	—	(7,497)	(3,362)	—	(10,859)
Depreciation of equipment on operating leases	—	15,964	12,242	—	28,206
Other expenses (income)	—	11,047	(859)	—	10,188

Total operating expenses	—	32,241	31,680	(21,008)	42,913

Total expenses	23,705	83,108	76,122	(77,090)	105,845

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(5,145)	20,548	91,084	—	106,487
Income tax (benefit) provision	(2,016)	7,510	31,981	—	37,475
Equity in income of consolidated subsidiaries accounted for under the equity method	71,784	58,746	—	(130,530)	—

NET INCOME	68,655	71,784	59,103	(130,530)	69,012
Net income attributed to noncontrolling interest	—	—	(357)	—	(357)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$68,655	$71,784	$58,746	$(130,530)	$68,655

COMPREHENSIVE INCOME	$49,665	$52,793	$43,412	$(95,848)	$50,022
Comprehensive income attributed to noncontrolling interest	—	—	(357)	—	(357)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$49,665	$52,793	$43,055	$(95,848)	$49,665

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Six Months Ended June 30, 2013
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail and other notes and finance leases	$—	$5,136	$118,651	$—	$123,787
Interest and other income from affiliates	29,567	92,647	177,218	(101,199)	198,233
Rental income on operating leases	—	38,389	28,783	—	67,172
Servicing fee income	—	41,653	37	(41,418)	272
Other income	—	23,832	4,701	—	28,533

Total revenues	29,567	201,657	329,390	(142,617)	417,997

EXPENSES
Interest expense:
Interest expense to third parties	42,275	1,601	68,142	—	112,018
Interest expense to affiliates	—	92,124	19,464	(101,199)	10,389

Total interest expense	42,275	93,725	87,606	(101,199)	122,407

Administrative and operating expenses:
Fees charged by affiliates	—	24,914	46,912	(41,418)	30,408
(Benefit) provision for credit losses, net	—	(11,537)	4,177	—	(7,360)
Depreciation of equipment on operating leases	—	31,022	24,355	—	55,377
Other expenses (income)	—	19,057	(1,982)	—	17,075

Total operating expenses	—	63,456	73,462	(41,418)	95,500

Total expenses	42,275	157,181	161,068	(142,617)	217,907

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(12,708)	44,476	168,322	—	200,090
Income tax (benefit) provision	(4,980)	17,165	55,033	—	67,218
Equity in income of consolidated subsidiaries accounted for under the equity method	139,825	112,514	—	(252,339)	—

NET INCOME	132,097	139,825	113,289	(252,339)	132,872
Net income attributed to noncontrolling interest	—	—	(775)	—	(775)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$132,097	$139,825	$112,514	$(252,339)	$132,097

COMPREHENSIVE INCOME	$99,460	$107,187	$86,268	$(192,680)	$100,235
Comprehensive income attributed to noncontrolling interest	—	—	(775)	—	(775)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$99,460	$107,187	$85,493	$(192,680)	$99,460

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of June 30, 2013
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$155,091	$55,807	$—	$210,898
Restricted cash	—	100	547,313	—	547,413
Receivables, less allowance for credit losses	—	1,308,063	10,561,311	—	11,869,374
Retained interests in securitized receivables	—	5,104	5,305	(4,710)	5,699
Affiliated accounts and notes receivable	1,751,671	1,873,407	1,384,350	(4,994,869)	14,559
Equipment on operating leases, net	—	497,614	332,716	—	830,330
Equipment held for sale	—	25,320	7,062	—	32,382
Investments in consolidated subsidiaries accounted for under the equity method	1,570,512	1,825,695	—	(3,396,207)	—
Goodwill and intangible assets, net	—	85,641	34,387	—	120,028
Other assets	21,744	(21,152)	66,667	—	67,259

TOTAL	$3,343,927	$5,754,883	$12,994,918	$(8,395,786)	$13,697,942

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$—	$82,840	$4,118,825	$—	$4,201,665
Accounts payable and other accrued liabilities	17,558	1,781,750	1,056,373	(2,444,339)	411,342
Affiliated debt	—	2,237,813	895,851	(2,555,240)	578,424
Long-term debt	2,000,000	81,968	5,040,431	—	7,122,399

Total liabilities	2,017,558	4,184,371	11,111,480	(4,999,579)	12,313,830
Stockholder's equity	1,326,369	1,570,512	1,883,438	(3,396,207)	1,384,112

TOTAL	$3,343,927	$5,754,883	$12,994,918	$(8,395,786)	$13,697,942

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(400,000)	$151,676	$90,357	$410,163	$252,196

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(7,740,817)	(8,292,065)	6,408,299	(9,624,583)
Collections of receivables	—	7,579,325	7,209,807	(6,407,934)	8,381,198
Decrease in restricted cash	—	—	174,089	—	174,089
Purchase of equipment on operating leases, net	—	(98,037)	(44,210)	—	(142,247)
Other investing activities	—	(40)	(26)	—	(66)

Net cash (used in) from investing activities	—	(259,569)	(952,405)	365	(1,211,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	91,143	37,796	(410,528)	(281,589)
Net increase (decrease) in indebtedness	600,000	(85,160)	351,147	—	865,987
Dividends paid to CNH America LLC	(200,000)	—	—	—	(200,000)

Net cash from (used in) financing activities	400,000	5,983	388,943	(410,528)	384,398

DECREASE IN CASH AND CASH EQUIVALENTS	—	(101,910)	(473,105)	—	(575,015)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	257,001	528,912	—	785,913

End of period	$—	$155,091	$55,807	$—	$210,898

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Three Months Ended June 30, 2012
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail and other notes and finance leases	$—	$3,117	$55,500	$—	$58,617
Interest and other income from affiliates	—	43,657	88,959	(35,176)	97,440
Rental income on operating leases	—	21,666	11,258	—	32,924
Servicing fee income	—	20,200	37	(19,949)	288
Other income	—	7,485	9,811	—	17,296

Total revenues	—	96,125	165,565	(55,125)	206,565

EXPENSES
Interest expense:
Interest expense to third parties	10,724	2,569	42,756	—	56,049
Interest expense to affiliates	79	34,495	8,127	(35,176)	7,525

Total interest expense	10,803	37,064	50,883	(35,176)	63,574

Administrative and operating expenses:
Fees charged by affiliates	—	14,693	22,791	(19,949)	17,535
Provision for credit losses, net	—	183	2,933	—	3,116
Depreciation of equipment on operating leases	—	17,174	9,287	—	26,461
Other expenses	—	6,395	4,428	—	10,823

Total operating expenses	—	38,445	39,439	(19,949)	57,935

Total expenses	10,803	75,509	90,322	(55,125)	121,509

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(10,803)	20,616	75,243	—	85,056
Income tax (benefit) provision	(4,234)	8,664	26,054	—	30,484
Equity in income of consolidated subsidiaries accounted for under the equity method	60,753	48,801	—	(109,554)	—

NET INCOME	54,184	60,753	49,189	(109,554)	54,572
Net income attributed to noncontrolling interest	—	—	(388)	—	(388)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$54,184	$60,753	$48,801	$(109,554)	$54,184

COMPREHENSIVE INCOME	$42,307	$48,876	$37,368	$(85,856)	$42,695
Comprehensive income attributed to noncontrolling interest	—	—	(388)	—	(388)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$42,307	$48,876	$36,980	$(85,856)	$42,307

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Six Months Ended June 30, 2012
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail and other notes and finance leases	$—	$6,752	$110,104	$—	$116,856
Interest and other income from affiliates	—	83,909	174,733	(65,592)	193,050
Rental income on operating leases	—	42,088	23,904	—	65,992
Servicing fee income	—	39,013	96	(38,515)	594
Other income	—	13,767	19,569	—	33,336

Total revenues	—	185,529	328,406	(104,107)	409,828

EXPENSES
Interest expense:
Interest expense to third parties	20,608	3,411	87,172	—	111,191
Interest expense to affiliates	145	65,368	17,778	(65,592)	17,699

Total interest expense	20,753	68,779	104,950	(65,592)	128,890

Administrative and operating expenses:
Fees charged by affiliates	—	26,276	44,522	(38,515)	32,283
(Benefit) provision for credit losses, net	—	(14,029)	17,767	—	3,738
Depreciation of equipment on operating leases	—	33,673	19,721	—	53,394
Other expenses	—	15,167	2,860	—	18,027

Total operating expenses	—	61,087	84,870	(38,515)	107,442

Total expenses	20,753	129,866	189,820	(104,107)	236,332

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(20,753)	55,663	138,586	—	173,496
Income tax (benefit) provision	(8,133)	21,761	47,733	—	61,361
Equity in income of consolidated subsidiaries accounted for under the equity method	124,003	90,101	—	(214,104)	—

NET INCOME	111,383	124,003	90,853	(214,104)	112,135
Net income attributed to noncontrolling interest	—	—	(752)	—	(752)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$111,383	$124,003	$90,101	$(214,104)	$111,383

COMPREHENSIVE INCOME	$111,744	$124,364	$91,195	$(214,807)	$112,496
Comprehensive income attributed to noncontrolling interest	—	—	(752)	—	(752)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$111,744	$124,364	$90,443	$(214,807)	$111,744

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2012
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(197)	$(740,657)	$1,037,817	$40,652	$337,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(7,006,262)	(8,349,862)	6,495,994	(8,860,130)
Collections of receivables	—	7,178,439	7,124,775	(6,496,086)	7,807,128
Increase in restricted cash	—	—	(391,471)	—	(391,471)
Purchase of equipment on operating leases, net	—	(86,001)	10,201	—	(75,800)
Other investing activities	—	(120)	—	—	(120)

Net cash from (used in) investing activities	—	86,056	(1,606,357)	(92)	(1,520,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	197	511,371	(95,024)	(40,560)	375,984
Net (decrease) increase in indebtedness	—	(19,337)	444,145	—	424,808

Net cash from (used in) financing activities	197	492,034	349,121	(40,560)	800,792

DECREASE IN CASH AND CASH EQUIVALENTS	—	(162,567)	(219,419)	—	(381,986)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	306,208	287,885	—	594,093

End of period	$—	$143,641	$68,466	$—	$212,107

NOTE 12: SUBSEQUENT EVENTS

        On July 15, 2013, the Company renewed a $200,000 U.S. wholesale committed asset-backed facility, with a maturity date of July 14, 2014.

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

Trends and Economic Conditions

        Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the six months ended June 30, 2013, CNH agricultural equipment sales increased 11% compared to the six months ended June 30, 2012. CNH's construction equipment sales decreased 16% for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

        In general, our receivable mix between agricultural and construction equipment financing reflects the mix of equipment sales by CNH North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers ("farmers") may affect the majority of our portfolio.

        Overall, the North American agricultural industry exhibited stability during the economic crisis. During the past few years, farm income in North America has experienced some of its highest historical levels. The financing we provide to our borrowers is secured by the financed equipment, which typically has a long useful life and is a key component in the farmers' sources of income. All of these factors contribute to the strong credit performance of our portfolio in recent periods.

        Net income attributable to CNH Capital LLC was $68.7 million for the three months ended June 30, 2013, compared to $54.2 million for the three months ended June 30, 2012. Net income attributable to CNH Capital LLC was $132.1 million for the six months ended June 30, 2013, compared to $111.4 million for the six months ended June 30, 2012. Net income increased primarily due to a higher average portfolio, stronger financial margins and a lower provision for credit losses. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.4%, 0.5% and 0.6% at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

        Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, capital market disruptions, trade agreements, and financial regulatory reform. Severe weather conditions and significant volatility in the price of certain commodities could also impact CNH North America's and our results.

Results of Operations

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Revenues

        Revenues for the three and six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Interest income on retail and other notes and finance leases	$63,054	$58,617	$4,437	7.6%
Interest and other income from affiliates	100,206	97,440	2,766	2.8
Rental income on operating leases	34,045	32,924	1,121	3.4
Servicing fee income	140	288	(148)	(51.4)
Other income	14,887	17,296	(2,409)	(13.9)

Total revenues	$212,332	$206,565	$5,767	2.8%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Interest income on retail and other notes and finance leases	$123,787	$116,856	$6,931	5.9%
Interest and other income from affiliates	198,233	193,050	5,183	2.7
Rental income on operating leases	67,172	65,992	1,180	1.8
Servicing fee income	272	594	(322)	(54.2)
Other income	28,533	33,336	(4,803)	(14.4)

Total revenues	$417,997	$409,828	$8,169	2.0%

        Revenues totaled $212.3 million and $418.0 million for the three and six months ended June 30, 2013, respectively, compared to $206.6 million and $409.8 million for the same periods in 2012. Higher average portfolios primarily drove the year over year increase, partially offset by a decrease in our average yield. The average yield for retail and other notes, finance leases, wholesale receivables and commercial revolving accounts receivables was 5.7% and 6.3% for the three months ended June 30, 2013 and 2012, respectively, and 5.8% and 6.4% for the six months ended June 30, 2013 and 2012, respectively.

        Interest income on retail and other notes and finance leases for the three and six months ended June 30, 2013 was $63.1 million and $123.8 million, respectively, representing increases of $4.4 million and $6.9 million from the same periods in 2012. For the second quarter, the increase was primarily due to an $8.9 million favorable impact from higher average earning assets, partially offset by a $4.5 million unfavorable impact from lower interest rates. For the six months ended June 30, 2013, compared to the same period in 2012, the increase was primarily due to an $18.0 million favorable impact from higher average earning assets, partially offset by an $11.1 million unfavorable impact from lower interest rates.

        Interest and other income from affiliates for the three and six months ended June 30, 2013 was $100.2 million and $198.2 million, respectively, compared to $97.4 million and $193.1 million for the three and six months ended June 30, 2012, respectively. Compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers for the three and six months ended June 30, 2013 was $53.6 million and $108.5 million, respectively, compared to $51.6 million and $105.0 million for the same periods in 2012, respectively. The increases were primarily due to higher originations. For the three and six months ended June 30, 2013, compensation from CNH North America for wholesale marketing programs was $37.3 million and $71.3 million, respectively, compared to $37.8 million and $71.4 for the three and six months ended June 30, 2012, respectively. Wholesale compensation amounts were relatively flat year over year due to product mix. For selected operating leases, compensation for the difference between the market rental rates and the amounts paid by the customers of CNH North America was $8.9 million and $17.1 million for the three and six months ended June 30, 2013, respectively, representing increases of $1.7 million and $2.6 million from the same periods in 2012. These increases were primarily due to higher originations.

        Rental income on operating leases for the three and six months ended June 30, 2013 was $34.0 million and $67.2 million, respectively, representing increases of $1.1 million and $1.2 million from the same periods in 2012. The second quarter increase was due to a $6.1 million favorable impact from higher average earning assets, partially offset by a $5.0 million unfavorable impact from lower interest rates on new and existing operating leases. The year-to-date increase was due to a $11.1 million favorable impact from higher average earning assets, partially offset by a $9.9 million unfavorable impact from lower interest rates on new and existing operating leases.

Expenses

        Expenses for the three and six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Total interest expense	$62,932	$63,574	$(642)	(1.0)%
Fees charged by affiliates	15,378	17,535	(2,157)	(12.3)
(Benefit) provision for credit losses, net	(10,859)	3,116	(13,975)	(448.5)
Depreciation of equipment on operating leases	28,206	26,461	1,745	6.6
Other expenses	10,188	10,823	(635)	5.9

Total expenses	$105,845	$121,509	$(15,664)	(12.9)%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Total interest expense	$122,407	$128,890	$(6,483)	(5.0)%
Fees charged by affiliates	30,408	32,283	(1,875)	(5.8)
(Benefit) provision for credit losses, net	(7,360)	3,738	(11,098)	(296.9)
Depreciation of equipment on operating leases	55,377	53,394	1,983	3.7
Other expenses	17,075	18,027	(952)	(5.3)

Total expenses	$217,907	$236,332	$(18,425)	(7.8)%

        Interest expense totaled $62.9 million and $122.4 million for the three and six months ended June 30, 2013, respectively, compared to $63.6 million and $128.9 million for the same periods in 2012. For the second quarter, the decrease was due to an $8.1 million favorable impact from lower average interest rates, partially offset by a $7.5 million unfavorable impact from higher average total debt. For the six months, the decrease was due to a $21.3 million favorable impact from lower average interest rates, partially offset by a $14.8 million unfavorable impact from higher average total debt.

        The benefit for credit losses was $10.9 million and $7.4 million for the three and six months ended June 30, 2013, respectively, compared to a provision of $3.1 million and $3.7 million for the same periods in 2012. The decrease was primarily due to the reduction in required reserves during the three months ended June 30, 2013 as a result of improved portfolio performance and collections from certain customers previously identified as impaired.

        The effective tax rate for the three months ended June 30, 2013 and 2012 was 35.2% and 35.8%, respectively. The effective tax rate was 33.6% for the six-month period ended June 30, 2013, compared to 35.4% for the same period in 2012. The lower rate in 2013 was primarily due to the retroactive reinstatement of the exception to U.S. taxation of active financing income as a result of the American Taxpayer Relief Act of 2012 for approximately $2.7 million and changes in the geographic mix of income earned within the U.S.

Receivables and Equipment on Operating Leases Originated and Held

        Receivable and equipment on operating lease originations for the three and six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Retail receivables	$1,040,851	$878,794	$162,057	18.4%
Wholesale receivables	3,734,066	3,394,330	339,736	10.0
Other receivables	263,004	267,940	(4,936)	(1.8)
Equipment on operating leases	130,953	84,243	46,710	55.4

Total originations	$5,168,874	$4,625,307	$543,567	11.8%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Retail receivables	$2,127,016	$1,797,239	$329,777	18.3%
Wholesale receivables	7,049,447	6,590,289	459,158	7.0
Other receivables	448,120	472,602	(24,482)	(5.2)
Equipment on operating leases	263,431	182,833	80,598	44.1

Total originations	$9,888,014	$9,042,963	$845,051	9.3%

        For both the three and six months ended June 30, 2013 compared to the same periods in 2012, the increases in originations were primarily due to increased unit sales of CNH North America equipment.

        Total receivables and equipment on operating leases held as of June 30, 2013, December 31, 2012 and June 30, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012	June 30, 2012
Retail receivables	$7,686,214	$7,363,384	$6,550,358
Wholesale receivables	4,023,564	3,265,173	3,684,465
Other	269,015	226,039	291,077
Equipment on operating leases	830,330	754,371	669,839

Total receivables and equipment on operating leases	$12,809,123	$11,608,967	$11,195,739

        The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.5%, 0.7% and 0.8% at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. During those same periods, the total wholesale receivables balances greater than 30 days past due as a percentage of the wholesale receivables were not significant. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $15.9 million, $29.3 million and $40.7 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. Total wholesale receivables on nonaccrual status were $30.7 million, $61.2 million and $72.4 million at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

        Total receivable write-off amounts and recoveries, by product for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Write-offs:
Retail	$2,742	$17,051	$5,252	$21,389
Wholesale	64	38	127	38
Other	1,280	1,938	2,929	4,368

Total write-offs	4,086	19,027	8,308	25,795

Recoveries:
Retail	(987)	(1,023)	(1,782)	(2,879)
Wholesale	(206)	(44)	(241)	(102)
Other	(746)	(739)	(1,595)	(1,502)

Total recoveries	(1,939)	(1,806)	(3,618)	(4,483)

Write-offs, net of recoveries:
Retail	1,755	16,028	3,470	18,510
Wholesale	(142)	(6)	(114)	(64)
Other	534	1,199	1,334	2,866

Total write-offs, net of recoveries	$2,147	$17,221	$4,690	$21,312

        Our allowance for credit losses on all receivables financed totaled $109.4 million at June 30, 2013, $122.3 million at December 31, 2012 and $89.1 million at June 30, 2012. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. We believe our allowance is sufficient to provide for losses in our existing receivable portfolio.

Liquidity and Capital Resources

        The following discussion of liquidity and capital resources principally focuses on our statements of cash flows, balance sheets and capitalization. CNH Capital's current funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments and funding options.

        In the past, securitization has been one of our most economical sources of funding and, therefore, the majority of our originated receivables were securitized with the cash generated from such receivables utilized to repay the related debt. We expect securitization to continue to represent a substantial portion of our capital structure.

        In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity and capital needs.

        Since 2011, we have accessed the unsecured bond market in order to add more diversity to our funding resources. Our outstanding unsecured senior notes totaled $1.85 billion as of June 30, 2013. We expect continued changes to our funding profile, with less reliance on the securitization market, as costs and terms of accessing the unsecured term market continue to improve.

Cash Flows

        For the six months ended June 30, 2013 and 2012, our cash flows were as follows (in thousands):

	2013	2012
Cash flows provided by (used in):
Operating activities	$252,196	$337,615
Investing activities	(1,211,609)	(1,520,393)
Financing activities	384,398	800,792

Net cash decrease	$(575,015)	$(381,986)

        Operating activities in the six months ended June 30, 2013 generated cash of $252 million, resulting primarily from net income of $133 million, a decrease in affiliated accounts and notes receivables of $81 million, and a decrease in other assets and equipment held for sale of $22 million, partially offset by a decrease in accounts payable and other accrued liabilities of $33 million. Cash generated from operating activities in the six months ended June 30, 2013 decreased, compared to the six months ended June 30, 2012, primarily due to a lower reduction in affiliated accounts and notes receivables and other assets and equipment held for sale, partially offset by a decrease in payments of accounts payable and other accrued liabilities.

        Cash flows used in investing activities in the six months ended June 30, 2013 totaled $1,212 million, resulting primarily from a net growth in receivables of $1,243 million and from $263 million in expenditures for equipment on operating leases, partially offset by a decrease in restricted cash of $174 million and proceeds from the sale of equipment on operating leases of $121 million. The decrease of cash used in investing activities in the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to the decrease in restricted cash in 2013 compared to an increase in 2012, partially offset by net growth in receivables.

        Financing activities in the six months ended June 30, 2013 generated cash of $384 million, resulting primarily from net cash received of $926 million from long-term debt, partially offset by net cash paid of $282 million for affiliated debt, $60 million for short-term borrowings and $200 million in dividends paid to CNH America. The decrease in cash from financing activities in the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to increased payments of affiliated debt and the dividend paid to CNH America.

Securitization

        CNH Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Capital has completed public and private issuances of asset-backed securities in both the U.S. and Canada and, as of June 30, 2013, the amounts outstanding were approximately $6.5 billion.

        We will strive to continue to tailor our transactions to applicable market conditions while optimizing economic terms and reducing execution risks.

Committed Asset-Backed Facilities

        CNH Capital has committed asset-backed facilities with several banks, primarily through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.8 billion at June 30, 2013, with original borrowing maturities of up to two years. The excess availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At June 30, 2013, approximately $1.1 billion of funding was available for use under these facilities.

Unsecured Funding

        As of June 30, 2013, we had outstanding unsecured senior notes of $750.0 million at an annual fixed rate of 3.875% due 2015, $500.0 million at an annual fixed rate of 6.250% due 2016 and $600.0 million at an annual fixed rate of 3.625% due 2018.

Affiliate Sources

        CNH Capital borrows, as needed, from CNH. This source of funding is primarily used to finance various on-book assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We have obtained financing from Fiat Industrial treasury subsidiaries and, from time to time, have entered into term loan agreements. At June 30, 2013, affiliated debt was $578.4 million, down from $864.0 million at December 31, 2012.

Equity Position

        Our equity position also supports our capabilities to access various funding sources. Our stockholder's equity as of June 30, 2013 and December 31, 2012 was $1.4 billion and $1.5 billion, respectively.

        In May 2013, the Company paid dividends of $200 million to CNH America.

Liquidity

        The vast majority of CNH Capital's debt is self-liquidating from the cash generated by the underlying amortizing receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset-backed facilities until being refinanced in the term ABS market or with other third-party debt. New wholesale receivables are typically financed through a master trust and funded by variable funding notes. Cash and commitments under the facilities shown in the table below totaled $4.9 billion, of which $1.7 billion was available for use at June 30, 2013.

(in thousands)
Cash, cash equivalents and restricted cash	$758,311
Committed asset-backed facilities	3,785,556
Committed unsecured facilities	350,000

Total cash and facilities	4,893,867
Less: restricted cash	547,413
Less: facilities utilization	2,663,055

Total available for use	$1,683,399

        The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

        In connection with a limited number of funding transactions, the Company provides financial guarantees to various parties on behalf of certain foreign financial services subsidiaries of CNH for approximately $264.0 million.

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

        Our outlook is predominantly based on our interpretation of what we consider to be key economic assumptions and involves risks and uncertainties that could cause actual results to differ (possibly materially) from such forward looking statements. Macroeconomic factors including monetary policy, interest rates, currency exchange rates, inflation, deflation, credit availability and government intervention in an attempt to influence such factors may have a material impact on our customers and the demand for our products and services. The demand for CNH North America's products and, in turn, our products and services is influenced by a number of factors, including, among other things: general economic conditions; demand for food; commodity prices, raw material and component prices and stock levels; net farm income levels; availability of credit; developments in biofuels; infrastructure spending rates; housing starts; commercial construction; seasonality of demand; changes and uncertainties in the monetary and fiscal policies of various governmental and regulatory entities; the ability to maintain key dealer relationships; currency exchange rates and interest rates; pricing policies by CNH North America or its competitors; political, economic and legislative changes; and the other risks described in "Risk Factors" in our most recent annual report on Form 10-K. Some of the other significant factors that may affect our results include our access to credit, restrictive covenants in our debt agreements, actions by rating agencies concerning the ratings on our debt and asset backed securities and the credit ratings of CNH Global and Fiat Industrial, risks related to our relationship with Fiat Industrial, weather, climate change and natural disasters, actions taken by our competitors, the effect of changes in laws and regulations, the results of legal proceedings and employee relations.

        Furthermore, in light of ongoing economic uncertainty, both globally and in the industries in which we operate, it is particularly difficult to forecast our results and any estimates or forecasts of particular periods that we provide are uncertain. We can give no assurance that the expectations reflected in our forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the factors we disclose that could cause our actual results to differ materially from our expectations. We undertake no obligation to update or revise publicly any forward-looking statements.

Critical Accounting Policies and Estimates

        See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2012 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended June 30, 2013.

New Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 ("ASU 2013-02"), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Some of the key amendments require us to present, either on the face of the statement of operations or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, we are required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for our annual and interim periods beginning January 1, 2013.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2013. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        CNH Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Capital's financial position or results of operations.

Item 1A.    Risk Factors

        See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the six months ended June 30, 2013.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit		Description
12.1		Statement regarding computation of ratio of earnings to fixed charges.
31.1		Certifications of President Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification required by Exchange Act Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101	*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (v) Consolidated Statements of Changes in Stockholder's Equity for the six months ended June 30, 2013 and 2012 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH CAPITAL LLC
Date: August 5, 2013	/s/ STEVEN C. BIERMAN
	Name:	Steven C. Bierman
	Title:	Chairman and President