Form 10-Q
period 2013-09-30
CNH Capital LLC
filed 2013-11-06
CIK 1552493

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

        As of September 30, 2013, all of the limited liability company interests of the registrant were held by CNH America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

        The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

*
This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Interest income on retail and other notes and finance leases	$65,494	$61,716	$189,281	$178,572
Interest and other income from affiliates	102,153	97,921	300,386	290,971
Rental income on operating leases	34,843	33,674	102,015	99,666
Servicing fee income	141	207	413	801
Other income	15,556	17,541	44,089	50,877

Total revenues	218,187	211,059	636,184	620,887

EXPENSES
Interest expense:
Interest expense to third parties	58,525	52,102	170,543	163,293
Interest expense to affiliates	6,472	9,412	16,861	27,111

Total interest expense	64,997	61,514	187,404	190,404

Administrative and operating expenses:
Fees charged by affiliates	14,082	14,912	44,490	47,195
Provision (benefit) for credit losses, net	1,891	12,080	(5,469)	15,818
Depreciation of equipment on operating leases	28,553	27,021	83,930	80,415
Other expenses	7,809	8,158	24,884	26,185

Total administrative and operating expenses	52,335	62,171	147,835	169,613

Total expenses	117,332	123,685	335,239	360,017

INCOME BEFORE TAXES	100,855	87,374	300,945	260,870
Income tax provision	35,527	30,423	102,745	91,784

NET INCOME	65,328	56,951	198,200	169,086
Net income attributed to noncontrolling interest	(373)	(474)	(1,148)	(1,226)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$64,955	$56,477	$197,052	$167,860

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME	$65,328	$56,951	$198,200	$169,086
Other comprehensive income (loss):
Foreign currency translation adjustment	11,959	25,696	(22,155)	24,692
Pension liability adjustment	101	93	329	283
Change in unrealized gains on retained interests	(276)	(381)	(1,566)	(1,338)
Change in derivative financial instruments	535	1,140	3,074	3,272

Other comprehensive income (loss)	12,319	26,548	(20,318)	26,909

COMPREHENSIVE INCOME	77,647	83,499	177,882	195,995
Less: comprehensive income attributable to noncontrolling interest	(373)	(474)	(1,148)	(1,226)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$77,274	$83,025	$176,734	$194,769

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(In thousands)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$231,367	$785,913
Restricted cash	599,854	727,186
Receivables, less allowance for credit losses of $109,252 and $122,320, respectively	12,654,129	10,732,276
Retained interests in securitized receivables	2,769	9,271
Affiliated accounts and notes receivable	13,971	95,379
Equipment on operating leases, net	885,538	754,371
Equipment held for sale	28,893	46,650
Goodwill	116,542	117,696
Other intangible assets, net	4,060	4,529
Other assets	67,301	73,258

TOTAL	$14,604,424	$13,346,529

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,173,609	$4,230,237
Accounts payable and other accrued liabilities	501,575	447,298
Affiliated debt	772,689	864,032
Long-term debt	7,694,301	6,321,551

Total liabilities	13,142,174	11,863,118

Commitments and contingent liabilities (Note 10)
Stockholder's equity:
Member's capital	—	—
Paid-in capital	841,897	840,940
Accumulated other comprehensive income	26,330	46,648
Retained earnings	535,907	538,855

Total CNH Capital LLC stockholder's equity	1,404,134	1,426,443
Noncontrolling interest	58,116	56,968

Total stockholder's equity	1,462,250	1,483,411

TOTAL	$14,604,424	$13,346,529

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

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

	September 30, 2013	December 31, 2012
Restricted cash	$599,754	$727,086
Receivables, less allowance for credit losses of $73,867 and $73,891, respectively	9,401,559	8,287,642
Equipment on operating leases, net	123,360	125,003

TOTAL	$10,124,673	$9,139,731

Short-term debt (including current maturities of long-term debt)	$4,080,750	$4,081,062
Long-term debt	5,599,819	4,729,901

TOTAL	$9,680,569	$8,810,963

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In thousands)

(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$198,200	$169,086
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	83,955	80,462
Amortization of intangibles	717	763
(Benefit) provision for credit losses, net	(5,469)	15,818
Deferred income tax expense	2,415	21,729
Stock compensation expense	957	—
Changes in components of working capital:
Decrease in affiliated accounts and notes receivables	81,398	178,433
Decrease in other assets and equipment held for sale	25,603	92,094
Increase (decrease) in accounts payable and other accrued liabilities	55,683	(47,859)

Net cash from operating activities	443,459	510,526

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(14,698,562)	(13,864,075)
Collections of receivables	12,708,024	12,237,921
Decrease in restricted cash	122,905	97,290
Purchase of equipment on operating leases	(390,759)	(308,195)
Proceeds from disposal of equipment on operating leases	168,359	144,988
Capital expenditures for property and equipment and software	(277)	(151)

Net cash used in investing activities	(2,090,310)	(1,692,222)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	1,273,602	1,527,174
Payment of affiliated debt	(1,361,763)	(1,202,403)
Proceeds from issuance of long-term debt	4,107,526	3,286,301
Payment of long-term debt	(2,616,635)	(3,215,636)
(Decrease) increase in revolving credit facilities, net	(110,425)	485,089
Dividends paid to CNH America LLC	(200,000)	—

Net cash from financing activities	1,092,305	880,525

DECREASE IN CASH AND CASH EQUIVALENTS	(554,546)	(301,171)
CASH AND CASH EQUIVALENTS:
Beginning of period	785,913	594,093

End of period	$231,367	$292,922

CASH PAID DURING THE PERIOD FOR INTEREST	$163,048	$186,086

CASH PAID DURING THE PERIOD FOR TAXES	$98,015	$74,861

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(In thousands)

(Unaudited)

	Company Stockholder
	Member's Capital	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total
BALANCE—January 1, 2012	$—	$836,721	$28,716	$326,919	$54,889	$1,247,245
Net income	—	—	—	167,860	1,226	169,086
Preferred stock issuance	—	—	—	—	434	434
Foreign currency translation adjustment	—	—	24,692	—	—	24,692
Stock compensation	—	3,033	—	—	—	3,033
Pension liability adjustment, net of tax	—	—	283	—	—	283
Change in unrealized gain on retained interests, net of tax	—	—	(1,338)	—	—	(1,338)
Change in derivative financial instruments, net of tax	—	—	3,272	—	—	3,272

BALANCE—September 30, 2012	$—	$839,754	$55,625	$494,779	$56,549	$1,446,707

BALANCE—January 1, 2013	$—	$840,940	$46,648	$538,855	$56,968	$1,483,411
Net income	—	—	—	197,052	1,148	198,200
Dividend paid to CNH America LLC	—	—	—	(200,000)	—	(200,000)
Foreign currency translation adjustment	—	—	(22,155)	—	—	(22,155)
Stock compensation	—	957	—	—	—	957
Pension liability adjustment, net of tax	—	—	329	—	—	329
Change in unrealized gain on retained interests, net of tax	—	—	(1,566)	—	—	(1,566)
Change in derivative financial instruments, net of tax	—	—	3,074	—	—	3,074

BALANCE—September 30, 2013	$—	$841,897	$26,330	$535,907	$58,116	$1,462,250

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

        CNH Capital LLC and its wholly-owned operating subsidiaries, including New Holland Credit Company, LLC ("New Holland Credit") and CNH Capital America LLC ("CNH Capital America"), and its majority-owned operating subsidiary CNH Capital Canada Ltd. ("CNH Capital Canada" and, CNH Capital LLC and its subsidiaries collectively, "CNH Capital" or the "Company"), are each a wholly-owned subsidiary of CNH America LLC ("CNH America"), which is an indirect wholly-owned subsidiary of CNH Industrial N.V. ("CNHI" and, together with its consolidated subsidiaries, "CNH Industrial"). CNH America and CNH Canada Ltd. (collectively, "CNH North America") design, manufacture, and sell agricultural and construction equipment. CNH Capital provides financial services for CNH North America customers primarily located in the United States and Canada.

        On September 29, 2013, Fiat Industrial S.p.A. and CNH Global N.V., the former indirect parents of CNH Capital, completed a merger to combine their businesses, with CNHI as the surviving entity. As a result of the merger, CNH Capital LLC and its primary operating subsidiaries, including CNH Capital America, New Holland Credit and CNH Capital Canada, have become indirect wholly-owned subsidiaries of CNHI (with all of the equity interests in CNH Capital LLC owned by CNHI through intermediate companies, through which CNHI exercises indirect control over CNH Capital LLC). CNHI is incorporated in and under the laws of The Netherlands. The common shares of CNHI are listed on the New York Stock Exchange under the symbol "CNHI," as well as on the Mercato Telematico Azionario managed by Borsa Italiana S.p.A.

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

        The consolidated financial statements include the Company and its consolidated subsidiaries. The consolidated financial statements are expressed in U.S. dollars. The consolidated financial statements include the accounts of the Company's subsidiaries in which the Company has a controlling financial interest and reflect the noncontrolling interests of the minority owners of the subsidiaries that are not fully owned for the periods presented, as applicable. A controlling financial interest may exist based on ownership of a majority of the voting interest of a subsidiary, or based on the Company's determination that it is the primary beneficiary of a VIE. The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. The Company assesses whether it is the primary beneficiary on an ongoing basis, as prescribed by the accounting guidance on the consolidation of VIEs. The consolidated status of the VIEs with which the Company is involved may change as a result of such reassessments.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended September 30, 2013:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$24,806	$(8,475)	$941	$(9,373)	$7,899
Tax asset (liability)	—	3,155	(355)	3,312	6,112

Beginning balance, net of tax	24,806	(5,320)	586	(6,061)	14,011
Other comprehensive income before reclassifications	11,959	—	28	(597)	11,390
Amounts reclassified from accumulated other comprehensive income	—	162	(471)	1,514	1,205
Tax effects	—	(61)	167	(382)	(276)

Net current-period other comprehensive income	11,959	101	(276)	535	12,319

BALANCE—September 30, 2013	$36,765	$(5,219)	$310	$(5,526)	$26,330

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the nine months ended September 30, 2013:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$58,920	$(8,834)	$3,012	$(13,219)	$39,879
Tax asset (liability)	—	3,286	(1,136)	4,619	6,769

Beginning balance, net of tax	58,920	(5,548)	1,876	(8,600)	46,648
Other comprehensive income before reclassifications	(22,155)	—	(368)	(31)	(22,554)
Amounts reclassified from accumulated other comprehensive income	—	521	(2,146)	4,793	3,168
Tax effects	—	(192)	948	(1,688)	(932)

Net current-period other comprehensive income	(22,155)	329	(1,566)	3,074	(20,318)

BALANCE—September 30, 2013	$36,765	$(5,219)	$310	$(5,526)	$26,330

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The reclassifications out of AOCI and the location on the consolidated statements of income for the three and nine months ended September 30, 2013 are as follows:

	Amounts Reclassified from AOCI
Details about AOCI Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item
Amortization of defined benefit pension items:
Insignificant items	$(162)	$(521)

	(162)	(521)	Income before taxes
	61	192	Income tax benefit

	$(101)	$(329)	Net of tax

Unrealized gains on retained interests:
	$471	$2,146	Other income

	471	2,146	Income before taxes
	(177)	(809)	Income tax provision

	$294	$1,337	Net of tax

Unrealized losses on derivatives:
	$(1,514)	$(4,793)	Interest expense to third parties

	(1,514)	(4,793)	Income before taxes
	538	1,696	Income tax benefit

	$(976)	$(3,097)	Net of tax

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

        A summary of receivables included in the consolidated balance sheets as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
Retail note receivables	$829,816	$903,644
Wholesale receivables	511,233	88,763
Finance lease receivables	57,524	62,615
Restricted receivables	11,077,753	9,573,535
Commercial revolving accounts receivables	287,055	226,039

Gross receivables	12,763,381	10,854,596
Less: allowance for credit losses	(109,252)	(122,320)

Total receivables, net	$12,654,129	$10,732,276

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

        The following table summarizes the restricted and off-book receivables and the related retained interests as of September 30, 2013 and December 31, 2012:

	Restricted Receivables		Off-Book Receivables		Retained Interests
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Retail note receivables	$7,259,999	$6,376,211	$18,474	$47,367	$2,769	$9,271
Wholesale receivables	3,807,735	3,176,410	—	—	—	—
Finance lease receivables	10,019	20,914	—	—	—	—

Total	$11,077,753	$9,573,535	$18,474	$47,367	$2,769	$9,271

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

        The receivables related to three private retail transactions totaling $18,474 and $47,367 were not included in the Company's consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.

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

        Allowance for credit losses activity for the three months ended September 30, 2013 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$93,702	$7,661	$8,056	$109,419
Charge-offs	(2,567)	—	(1,478)	(4,045)
Recoveries	1,100	332	754	2,186
(Benefit) provision	(530)	1,177	1,244	1,891
Foreign currency translation and other	(238)	26	13	(199)

Ending balance	$91,467	$9,196	$8,589	$109,252

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        Allowance for credit losses activity for the nine months ended September 30, 2013 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$102,560	$11,887	$7,873	$122,320
Charge-offs	(7,819)	(127)	(4,407)	(12,353)
Recoveries	2,882	573	2,349	5,804
(Benefit) provision	(5,166)	(3,102)	2,799	(5,469)
Foreign currency translation and other	(990)	(35)	(25)	(1,050)

Ending balance	$91,467	$9,196	$8,589	$109,252

Ending balance: individually evaluated for impairment	$19,213	$5,939	$—	$25,152

Ending balance: collectively evaluated for impairment	$72,254	$3,257	$8,589	$84,100

Receivables:
Ending balance	$8,157,358	$4,318,968	$287,055	$12,763,381

Ending balance: individually evaluated for impairment	$42,064	$30,274	$—	$72,338

Ending balance: collectively evaluated for impairment	$8,115,294	$4,288,694	$287,055	$12,691,043

        Allowance for credit losses activity for the three months ended September 30, 2012 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$67,463	$11,444	$10,179	$89,086
Charge-offs	(3,067)	(98)	(1,852)	(5,017)
Recoveries	1,063	64	894	2,021
Provision	6,765	3,596	1,719	12,080
Foreign currency translation and other	68	69	44	181

Ending balance	$72,292	$15,075	$10,984	$98,351

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        A breakdown of the retail portfolio by the customer's risk grade at the time of origination as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
Titanium	$4,543,522	$4,038,596
Platinum	2,172,276	1,994,248
Gold	1,222,373	1,124,612
Silver	194,737	185,712
Bronze	24,450	20,216

Total	$8,157,358	$7,363,384

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

        A breakdown of the wholesale portfolio by its credit quality indicators as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
A	$2,493,088	$1,873,495
B	1,406,960	967,849
C	243,178	245,652
D	175,742	178,177

Total	$4,318,968	$3,265,173

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        The aging of receivables as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$18,337	$4,393	$15,789	$38,519	$6,712,737	$6,751,256	$3,808
Canada	$3,944	$483	$238	$4,665	$1,401,437	$1,406,102	$215
Wholesale
United States	$1,012	$1	$487	$1,500	$3,495,050	$3,496,550	$161
Canada	$139	$9	$163	$311	$822,107	$822,418	$36
Total
Retail	$22,281	$4,876	$16,027	$43,184	$8,114,174	$8,157,358	$4,023
Wholesale	$1,151	$10	$650	$1,811	$4,317,157	$4,318,968	$197

	December 31, 2012
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$18,676	$4,972	$21,736	$45,384	$6,047,807	$6,093,191	$2,994
Canada	$1,941	$326	$387	$2,654	$1,267,539	$1,270,193	$265
Wholesale
United States	$514	$28	$580	$1,122	$2,512,270	$2,513,392	$130
Canada	$284	$11	$783	$1,078	$750,703	$751,781	$313
Total
Retail	$20,617	$5,298	$22,123	$48,038	$7,315,346	$7,363,384	$3,259
Wholesale	$798	$39	$1,363	$2,200	$3,262,973	$3,265,173	$443

        Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of September 30, 2013 and

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

December 31, 2012, the Company's recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Retail
United States	$8,006	$7,915	$—	$5,614	$5,597	$—
Canada	$2,065	$2,067	$—	$—	$—	$—
Wholesale
United States	$—	$—	$—	$—	$—	$—
Canada	$—	$—	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$31,411	$30,050	$19,030	$42,581	$37,475	$28,266
Canada	$582	$576	$183	$—	$—	$—
Wholesale
United States	$27,082	$25,852	$5,527	$58,826	$58,329	$9,000
Canada	$3,192	$3,177	$412	$2,926	$2,846	$512
Total
Retail	$42,064	$40,608	$19,213	$48,195	$43,072	$28,266
Wholesale	$30,274	$29,029	$5,939	$61,752	$61,175	$9,512

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the three months ended September 30, 2013 and 2012, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a four-month average) and the related interest income recognized are as follows:

	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$8,030	$92	$4,585	$147
Canada	$1,556	$58	$—	$—
Wholesale
United States	$—	$—	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$31,843	$163	$49,005	$485
Canada	$590	$—	$—	$—
Wholesale
United States	$28,468	$102	$73,473	$528
Canada	$3,267	$32	$5,655	$23
Total
Retail	$42,019	$313	$53,590	$632
Wholesale	$31,735	$134	$79,128	$551

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the nine months ended September 30, 2013 and 2012, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a ten-month average) and the related interest income recognized are as follows:

	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$7,609	$224	$4,433	$411
Canada	$1,507	$100	$—	$—
Wholesale
United States	$—	$—	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$32,193	$871	$49,558	$1,464
Canada	$482	$5	$—	$—
Wholesale
United States	$30,228	$656	$66,461	$1,381
Canada	$3,686	$92	$6,257	$188
Total
Retail	$41,791	$1,200	$53,991	$1,875
Wholesale	$33,914	$748	$72,718	$1,569

        Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and management determines that collection is probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013			December 31, 2012
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$31,083	$25,852	$56,935	$29,130	$58,329	$87,459
Canada	$606	$3,177	$3,783	$122	$2,846	$2,968

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

        As of September 30, 2013, the Company had approximately 800 retail and finance lease receivable contracts in legal or bankruptcy status (i.e., a contract which is, or has been assigned to be, the subject of a lawsuit or bankruptcy proceeding), of which the pre-modification value was $21,277 and the post-modification value was $18,839. A court has determined the concession in 540 of these cases. The pre-modification value of these contracts was $9,190 and the post-modification value was $7,579. As of September 30, 2012, the Company had approximately 1,100 retail and finance lease receivable contracts in legal or bankruptcy status, of which the pre-modification value was $37,360 and the post-modification value was $34,833. A court has determined the concession in 632 of these cases. The pre-modification value of these contracts was $11,568 and the post-modification value was $9,853. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease receivable contracts that were modified in a TDR during the 12 months ended September 30, 2013 and 2012.

        As of September 30, 2013, the Company had three wholesale agreements with an aggregate pre- and post-modification balance of approximately $1,026 and $775, respectively. As of September 30, 2012, the Company had five wholesale agreements with an aggregate pre- and post-modification balance of approximately $21,623 and $20,274, respectively. The wholesale TDRs that subsequently re-defaulted were immaterial for the 12 months ended September 30, 2013 and 2012.

NOTE 5: DEBT

        On July 15, 2013, the Company renewed a U.S. wholesale committed asset-backed facility with a maturity date of July 14, 2014. The renewal reduced the facility from $250,000 to $200,000.

        On August 15, 2013, the Company, through a U.S. wholesale trust, issued $367,300 of asset-backed notes with a scheduled final bullet payment date of August 15, 2016 secured by a revolving pool of U.S. dealer wholesale receivables.

        On August 29, 2013, the Company, through a bankruptcy-remote trust, issued $755,500 of amortizing, asset-backed notes secured by U.S. retail loan contracts.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 6: INCOME TAXES

        The effective tax rates for the three months ended September 30, 2013 and 2012 were 35.2% and 34.8%, respectively. The effective tax rate was 34.1% for the nine-month period ended September 30, 2013, compared to 35.2% for the same period in 2012. The lower rate for the nine months ended September 30, 2013 was primarily due to the retroactive reinstatement of the exception to U.S. taxation of active financing income as a result of the American Taxpayer Relief Act of 2012 for approximately $2,671 and changes in the geographic mix of income earned within the U.S. and Canada.

        The Company's provision for income taxes is based on an estimated tax rate for the year applied to year-to-date federal, state and foreign income. The 2013 estimated annual tax rate is expected to be lower than the U.S. federal corporate income tax rate of 35% primarily due to profits in tax jurisdictions with lower rates, in addition to favorable changes in certain state income tax legislation. The President of the United States signed the American Taxpayer Relief Act of 2012 on January 2, 2013. As a result, the tax impact of this legislation was taken into account in the quarter in which the legislation was enacted by Congress and signed into law by the President. The Company reflected the tax benefit of this legislation in its financial statements for the first quarter of 2013 by reducing the U.S. tax on active financing income by approximately $2,671.

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

Interest Rate Derivatives

        The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the three and nine months ended September 30, 2013 and 2012. These amounts are recorded in "Other expenses" in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 46 months. The after-tax losses deferred in accumulated other comprehensive income that will be recognized in interest expense over the next 12 months are approximately $3,049.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

        The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company's committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and nine months ended September 30, 2013 and 2012.

        Most of the Company's interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. When the future notional amount of the Company's interest rate derivatives is not known in advance, these derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company's interest rate derivatives was approximately $3,062,358 and $1,926,633 at September 30, 2013 and December 31, 2012, respectively. The ten-month average notional amounts as of September 30, 2013 and 2012 were $2,738,537 and $3,195,415, respectively.

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

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

Financial Statement Impact of the Company's Derivatives

        The fair values of the Company's derivatives as of September 30, 2013 and December 31, 2012 in the consolidated balance sheets are recorded as follows:

	September 30, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$468	$—

Accounts payable and other accrued liabilities:
Interest rate derivatives	$249	$—

Derivatives Not Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$8,439	$2,788
Foreign exchange contracts	7	15

Total	$8,446	$2,803

Accounts payable and other accrued liabilities:
Interest rate derivatives	$8,439	$2,744
Foreign exchange contracts	23	20

Total	$8,462	$2,764

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

        Pre-tax gains (losses) on the consolidated statements of income related to the Company's derivatives for the three and nine months ended September 30, 2013 and 2012 are recorded in the following accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash Flow Hedges
Losses recognized in accumulated other comprehensive income (effective portion)
Interest rate derivatives	$(598)	$39	$(32)	$(326)
Reclassified from accumulated other comprehensive income (effective portion)
Interest rate derivatives—Interest expense to third parties	(1,514)	(1,648)	(4,793)	(5,367)
Recognized directly in income (ineffective portion)
Interest rate derivatives—Other expenses	—	(2)	—	20
Not Designated as Hedges
Interest rate derivatives—Other expenses	$(32)	$—	$54	$(48)
Foreign exchange contracts—Other expenses	$16	$32	$32	$32

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

	Level 2		Level 3		Total
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Assets
Interest rate derivatives	$8,907	$2,788	$—	$—	$8,907	$2,788
Foreign exchange contracts	7	15	—	—	7	15
Retained interests	—	—	2,769	9,271	2,769	9,271

Total assets	$8,914	$2,803	$2,769	$9,271	$11,683	$12,074

Liabilities
Interest rate derivatives	$8,688	$2,744	$—	$—	$8,688	$2,744
Foreign exchange contracts	23	20	—	—	23	20

Total liabilities	$8,711	$2,764	$—	$—	$8,711	$2,764

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

        There were no transfers between Level 1, Level 2 and Level 3 hierarchy levels during the periods presented.

        The following table presents the changes in the Level 3 fair-value category for the nine months ended September 30, 2013 and 2012:

	Retained Interests	Derivative Financial Instruments
Balance at January 1, 2012	$17,289	$15
Total gains or losses (realized/unrealized):
Included in earnings	912	65
Included in other comprehensive income (loss)	830	(80)
Settlements	(10,658)	—

Balance at September 30, 2012	$8,373	$—

Balance at January 1, 2013	$9,271	$—
Total gains or losses (realized/unrealized):
Included in earnings	707	—
Included in other comprehensive income (loss)	(368)	—
Settlements	(6,841)	—

Balance at September 30, 2013	$2,769	$—

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

Financial Instruments Not Carried at Fair Value

        The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value*	Carrying Amount	Estimated Fair Value*
Receivables	$12,654,129	$12,714,172	$10,732,276	$11,074,646
Long-term debt	$7,694,301	$7,796,649	$6,321,551	$6,451,544

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

Financial Liabilities

        The fair values of fixed-rate long-term debt were based on current market quotes for identical or similar borrowings and credit risk.

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        A summary of the Company's reportable segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
United States	$169,737	$163,361	$493,408	$479,132
Canada	49,751	49,015	146,620	143,530
Eliminations	(1,301)	(1,317)	(3,844)	(1,775)

Total	$218,187	$211,059	$636,184	$620,887

Interest expense
United States	$53,136	$48,990	$152,584	$150,937
Canada	13,162	13,841	38,664	41,242
Eliminations	(1,301)	(1,317)	(3,844)	(1,775)

Total	$64,997	$61,514	$187,404	$190,404

Segment net income
United States	$45,942	$41,839	$146,614	$123,048
Canada	19,386	15,112	51,586	46,038

Total	$65,328	$56,951	$198,200	$169,086

Depreciation and amortization
United States	$20,466	$18,824	$60,063	$56,667
Canada	8,316	8,442	24,609	24,558

Total	$28,782	$27,266	$84,672	$81,225

Expenditures for equipment on operating leases
United States	$108,422	$100,607	$314,600	$231,908
Canada	18,906	24,755	76,159	76,287

Total	$127,328	$125,362	$390,759	$308,195

Provision (benefit) for credit losses, net
United States	$1,762	$9,169	$(8,070)	$12,735
Canada	129	2,911	2,601	3,083

Total	$1,891	$12,080	$(5,469)	$15,818

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	As of September 30, 2013	As of December 31, 2012
Segment assets
United States	$12,099,277	$11,016,740
Canada	2,721,531	2,555,140
Eliminations	(216,384)	(225,351)

Total	$14,604,424	$13,346,529

Managed portfolio
United States	$10,514,182	$8,849,079
Canada	2,267,673	2,052,884

Total	$12,781,855	$10,901,963

NOTE 9: RELATED-PARTY TRANSACTIONS

        The summary of sources included in "Interest and other income from affiliates" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Retail subsidy from CNH North America	$50,100	$50,882	$158,629	$155,856
Wholesale subsidy:
CNH North America	43,389	38,873	114,660	110,319
Other affiliates	240	571	1,568	2,389
Operating lease subsidy from CNH North America	8,424	7,591	25,529	22,053
Lending funds:
CNH North America	—	2	—	352
Other affiliates	—	2	—	2

Total interest and other income from affiliates	$102,153	$97,921	$300,386	$290,971

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: RELATED-PARTY TRANSACTIONS (Continued)

        Fees charged by affiliates represent all personnel and administrative tasks CNH America performs on behalf of the Company.

        As of September 30, 2013 and December 31, 2012, the Company has various accounts and notes receivable and debt with the following affiliates:

	September 30, 2013	December 31, 2012
Affiliated receivables from:
CNH America	$624	$64,708
CNH Canada Ltd.	232	17,797
Other affiliates	13,115	12,874

Total affiliated receivables	$13,971	$95,379

Affiliated debt owed to:
CNH America	$680,754	$788,381
CNH Canada Ltd.	91,935	60,651
Fiat Industrial	—	15,000

Total affiliated debt	$772,689	$864,032

        Accounts payable and other accrued liabilities of $85,520 and $15,418, respectively, as of September 30, 2013 and December 31, 2012, were payable to related parties.

        CNH Canada Ltd., an affiliated entity, owns 76,618,488 shares of preferred stock in CNH Capital Canada, one of the Company's subsidiaries. This is recorded as "Noncontrolling interest" in the stockholder's equity in the accompanying consolidated balance sheets. These shares earn dividends of 12-month LIBOR plus 1.2% per annum. The dividends are accrued annually and are recorded in "Net income attributed to noncontrolling interest" in the consolidated statements of income. The accrued, but not declared, dividends are included in "Noncontrolling interest" in the stockholder's equity in the accompanying consolidated balance sheets.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Legal Matters

        The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

Guarantees

        The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $272,552. The guarantees are in effect for the term of the underlying funding facilities, which have various maturities through 2015.

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 10: COMMITMENTS AND CONTINGENCIES (Continued)

Commitments

        At September 30, 2013, the Company has various agreements to extend credit for the following managed portfolios:

	Total Credit Limit	Utilized	Not Utilized
Commercial revolving accounts	$3,977,330	$283,668	$3,693,662
Wholesale and dealer financing	$5,887,004	$4,243,611	$1,643,393

        The commercial revolving accounts are issued by the Company to retail customers for purchases of parts and services at CNH North America equipment dealers.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        CNH Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Capital LLC (the "Guarantor Entities"), guarantee certain indebtedness of CNH Capital LLC. As the guarantees are full, unconditional, and joint and several and as the Guarantor Entities are 100%-owned by CNH Capital LLC, the Company has included the following condensed consolidating financial information as of September 30, 2013 and December 31, 2012 and for the three and nine months ended

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

September 30, 2013 and 2012. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

	Condensed Statements of Comprehensive Income for the Three Months Ended September 30, 2013
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail and other notes and finance leases	$—	$3,050	$62,444	$—	$65,494
Interest and other income from affiliates	17,809	60,385	86,753	(62,794)	102,153
Rental income on operating leases	—	20,152	14,691	—	34,843
Servicing fee income	—	22,329	34	(22,222)	141
Other income	—	12,461	3,095	—	15,556

Total revenues	17,809	118,377	167,017	(85,016)	218,187

EXPENSES
Interest expense:
Interest expense to third parties	24,280	346	33,899	—	58,525
Interest expense to affiliates	—	58,261	11,005	(62,794)	6,472

Total interest expense	24,280	58,607	44,904	(62,794)	64,997

Administrative and operating expenses:
Fees charged by affiliates	—	11,436	24,868	(22,222)	14,082
Provision for credit losses, net	—	1,042	849	—	1,891
Depreciation of equipment on operating leases	—	16,116	12,437	—	28,553
Other expenses	1	6,857	951	—	7,809

Total operating expenses	1	35,451	39,105	(22,222)	52,335

Total expenses	24,281	94,058	84,009	(85,016)	117,332

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(6,472)	24,319	83,008	—	100,855
Income tax (benefit) provision	(2,514)	10,149	27,892	—	35,527
Equity in income of consolidated subsidiaries accounted for under the equity method	68,913	54,743	—	(123,656)	—

NET INCOME	64,955	68,913	55,116	(123,656)	65,328
Net income attributed to noncontrolling interest	—	—	(373)	—	(373)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$64,955	$68,913	$54,743	$(123,656)	$64,955

COMPREHENSIVE INCOME	$77,274	$81,233	$65,559	$(146,419)	$77,647
Comprehensive income attributed to noncontrolling interest	—	—	(373)	—	(373)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$77,274	$81,233	$65,186	$(146,419)	$77,274

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Nine Months Ended September 30, 2013
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail and other notes and finance leases	$—	$8,186	$181,095	$—	$189,281
Interest and other income from affiliates	47,376	153,032	263,971	(163,993)	300,386
Rental income on operating leases	—	58,541	43,474	—	102,015
Servicing fee income	—	63,982	71	(63,640)	413
Other income	—	36,293	7,796	—	44,089

Total revenues	47,376	320,034	496,407	(227,633)	636,184

EXPENSES
Interest expense:
Interest expense to third parties	66,555	1,947	102,041	—	170,543
Interest expense to affiliates	—	150,385	30,469	(163,993)	16,861

Total interest expense	66,555	152,332	132,510	(163,993)	187,404

Administrative and operating expenses:
Fees charged by affiliates	—	36,350	71,780	(63,640)	44,490
(Benefit) provision for credit losses, net	—	(10,495)	5,026	—	(5,469)
Depreciation of equipment on operating leases	—	47,138	36,792	—	83,930
Other expenses (income)	1	25,914	(1,031)	—	24,884

Total operating expenses	1	98,907	112,567	(63,640)	147,835

Total expenses	66,556	251,239	245,077	(227,633)	335,239

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(19,180)	68,795	251,330	—	300,945
Income tax (benefit) provision	(7,494)	27,314	82,925	—	102,745
Equity in income of consolidated subsidiaries accounted for under the equity method	208,738	167,257	—	(375,995)	—

NET INCOME	197,052	208,738	168,405	(375,995)	198,200
Net income attributed to noncontrolling interest	—	—	(1,148)	—	(1,148)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$197,052	$208,738	$167,257	$(375,995)	$197,052

COMPREHENSIVE INCOME	$176,734	$188,420	$151,827	$(339,099)	$177,882
Comprehensive income attributed to noncontrolling interest	—	—	(1,148)	—	(1,148)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$176,734	$188,420	$150,679	$(339,099)	$176,734

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of September 30, 2013
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$139,853	$91,514	$—	$231,367
Restricted cash	—	100	599,754	—	599,854
Receivables, less allowance for credit losses	—	1,536,050	11,118,079	—	12,654,129
Retained interests in securitized receivables	—	5,140	2,433	(4,804)	2,769
Affiliated accounts and notes receivable	1,769,273	1,893,002	1,418,634	(5,066,938)	13,971
Equipment on operating leases, net	—	551,135	334,403	—	885,538
Equipment held for sale	—	23,326	5,567	—	28,893
Investments in consolidated subsidiaries accounted for under the equity method	1,652,235	1,890,902	—	(3,543,137)	—
Goodwill and intangible assets, net	—	85,632	34,970	—	120,602
Other assets	20,596	(21,144)	67,849	—	67,301

TOTAL	$3,442,104	$6,103,996	$13,673,203	$(8,614,879)	$14,604,424

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$—	$68,040	$4,105,569	$—	$4,173,609
Accounts payable and other accrued liabilities	37,970	1,888,522	1,074,533	(2,499,450)	501,575
Affiliated debt	—	2,424,578	920,403	(2,572,292)	772,689
Long-term debt	2,000,000	70,621	5,623,680	—	7,694,301

Total liabilities	2,037,970	4,451,761	11,724,185	(5,071,742)	13,142,174
Stockholder's equity	1,404,134	1,652,235	1,949,018	(3,543,137)	1,462,250

TOTAL	$3,442,104	$6,103,996	$13,673,203	$(8,614,879)	$14,604,424

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(400,000)	$275,179	$141,158	$427,122	$443,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(12,005,414)	(12,267,832)	9,574,684	(14,698,562)
Collections of receivables	—	11,614,411	10,667,838	(9,574,225)	12,708,024
Decrease in restricted cash	—	—	122,905	—	122,905
Purchase of equipment on operating leases, net	—	(167,675)	(54,725)	—	(222,400)
Other investing activities	—	(250)	(27)	—	(277)

Net cash (used in) from investing activities	—	(558,928)	(1,531,841)	459	(2,090,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	277,908	61,512	(427,581)	(88,161)
Net increase (decrease) in indebtedness	600,000	(111,307)	891,773	—	1,380,466
Dividends paid to CNH America LLC	(200,000)	—	—	—	(200,000)

Net cash from (used in) financing activities	400,000	166,601	953,285	(427,581)	1,092,305

DECREASE IN CASH AND CASH EQUIVALENTS	—	(117,148)	(437,398)	—	(554,546)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	257,001	528,912	—	785,913

End of period	$—	$139,853	$91,514	$—	$231,367

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Three Months Ended September 30, 2012
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail and other notes and finance leases	$—	$2,650	$59,066	$—	$61,716
Interest and other income from affiliates	—	46,382	88,636	(37,097)	97,921
Rental income on operating leases	—	20,314	13,360	—	33,674
Servicing fee income	—	21,185	29	(21,007)	207
Other income	—	8,823	8,718	—	17,541

Total revenues	—	99,354	169,809	(58,104)	211,059

EXPENSES
Interest expense:
Interest expense to third parties	10,860	1,294	39,948	—	52,102
Interest expense to affiliates	83	37,314	9,112	(37,097)	9,412

Total interest expense	10,943	38,608	49,060	(37,097)	61,514

Administrative and operating expenses:
Fees charged by affiliates	—	12,239	23,680	(21,007)	14,912
Provision for credit losses, net	—	3,735	8,345	—	12,080
Depreciation of equipment on operating leases	—	15,963	11,058	—	27,021
Other expenses	—	6,521	1,637	—	8,158

Total operating expenses	—	38,458	44,720	(21,007)	62,171

Total expenses	10,943	77,066	93,780	(58,104)	123,685

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(10,943)	22,288	76,029	—	87,374
Income tax (benefit) provision	(4,287)	9,152	25,558	—	30,423
Equity in income of consolidated subsidiaries accounted for under the equity method	63,133	49,997	—	(113,130)	—

NET INCOME	56,477	63,133	50,471	(113,130)	56,951
Net income attributed to noncontrolling interest	—	—	(474)	—	(474)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$56,477	$63,133	$49,997	$(113,130)	$56,477

COMPREHENSIVE INCOME	$83,025	$89,681	$72,498	$(161,705)	$83,499
Comprehensive income attributed to noncontrolling interest	—	—	(474)	—	(474)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$83,025	$89,681	$72,024	$(161,705)	$83,025

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Nine Months Ended September 30, 2012
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail and other notes and finance leases	$—	$9,402	$169,170	$—	$178,572
Interest and other income from affiliates	—	130,291	263,369	(102,689)	290,971
Rental income on operating leases	—	62,402	37,264	—	99,666
Servicing fee income	—	60,198	125	(59,522)	801
Other income	—	22,590	28,287	—	50,877

Total revenues	—	284,883	498,215	(162,211)	620,887

EXPENSES
Interest expense:
Interest expense to third parties	31,468	4,705	127,120	—	163,293
Interest expense to affiliates	228	102,682	26,890	(102,689)	27,111

Total interest expense	31,696	107,387	154,010	(102,689)	190,404

Administrative and operating expenses:
Fees charged by affiliates	—	38,515	68,202	(59,522)	47,195
(Benefit) provision for credit losses, net	—	(10,294)	26,112	—	15,818
Depreciation of equipment on operating leases	—	49,636	30,779	—	80,415
Other expenses	—	21,688	4,497	—	26,185

Total operating expenses	—	99,545	129,590	(59,522)	169,613

Total expenses	31,696	206,932	283,600	(162,211)	360,017

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(31,696)	77,951	214,615	—	260,870
Income tax (benefit) provision	(12,420)	30,913	73,291	—	91,784
Equity in income of consolidated subsidiaries accounted for under the equity method	187,136	140,098	—	(327,234)	—

NET INCOME	167,860	187,136	141,324	(327,234)	169,086
Net income attributed to noncontrolling interest	—	—	(1,226)	—	(1,226)

NET INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$167,860	$187,136	$140,098	$(327,234)	$167,860

COMPREHENSIVE INCOME	$194,769	$214,045	$163,693	$(376,512)	$195,995
Comprehensive income attributed to noncontrolling interest	—	—	(1,226)	—	(1,226)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH CAPITAL LLC	$194,769	$214,045	$162,467	$(376,512)	$194,769

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

CNH CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2012
	CNH Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(278)	$(580,853)	$1,034,918	$56,739	$510,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(11,104,286)	(12,802,889)	10,043,100	(13,864,075)
Collections of receivables	—	11,251,988	11,028,995	(10,043,062)	12,237,921
Decrease in restricted cash	—	—	97,290	—	97,290
Purchase of equipment on operating leases, net	—	(101,483)	(61,724)	—	(163,207)
Other investing activities	—	(151)	—	—	(151)

Net cash from (used in) investing activities	—	46,068	(1,738,328)	38	(1,692,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	278	448,164	(66,894)	(56,777)	324,771
Net (decrease) increase in indebtedness	—	(48,664)	604,418	—	555,754

Net cash from (used in) financing activities	278	399,500	537,524	(56,777)	880,525

DECREASE IN CASH AND CASH EQUIVALENTS	—	(135,285)	(165,886)	—	(301,171)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	306,208	287,885	—	594,093

End of period	$—	$170,923	$121,999	$—	$292,922

NOTE 12: SUBSEQUENT EVENTS

        On October 8, 2013, CNH Capital LLC completed an offering of $500,000 in aggregate principal amount of its 3.250% unsecured notes due 2017, issued at par.

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

Trends and Economic Conditions

        Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the nine months ended September 30, 2013, CNH Industrial's agricultural equipment revenues increased 5% compared to the nine months ended September 30, 2012. CNH Industrial's construction equipment revenues decreased 17% for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

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

        Net income attributable to CNH Capital LLC was $65.0 million for the three months ended September 30, 2013, compared to $56.5 million for the three months ended September 30, 2012. Net income attributable to CNH Capital LLC was $197.1 million for the nine months ended September 30, 2013, compared to $167.9 million for the nine months ended September 30, 2012. Net income increased primarily due to a higher average portfolio and a lower provision for credit losses. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.4%, 0.5% and 0.6% at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

        Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, capital market disruptions, trade agreements, and financial regulatory reform. Severe weather conditions and significant volatility in the price of certain commodities could also impact CNH North America's and our results.

Results of Operations

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Revenues

        Revenues for the three and nine months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Interest income on retail and other notes and finance leases	$65,494	$61,716	$3,778	6.1%
Interest and other income from affiliates	102,153	97,921	4,232	4.3
Rental income on operating leases	34,843	33,674	1,169	3.5
Servicing fee income	141	207	(66)	(31.9)
Other income	15,556	17,541	(1,985)	(11.3)

Total revenues	$218,187	$211,059	$7,128	3.4%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Interest income on retail and other notes and finance leases	$189,281	$178,572	$10,709	6.0%
Interest and other income from affiliates	300,386	290,971	9,415	3.2
Rental income on operating leases	102,015	99,666	2,349	2.4
Servicing fee income	413	801	(388)	(48.4)
Other income	44,089	50,877	(6,788)	(13.3)

Total revenues	$636,184	$620,887	$15,297	2.5%

        Revenues totaled $218.2 million and $636.2 million for the three and nine months ended September 30, 2013, respectively, compared to $211.1 million and $620.9 million for the same periods in 2012. Higher average portfolios primarily drove the year over year increase, partially offset by a decrease in our average yield. The average yield for retail and other notes, finance leases, wholesale receivables and commercial revolving accounts receivables was 5.6% and 6.1% for the three months ended September 30, 2013 and 2012, respectively, and 5.7% and 6.3% for the nine months ended September 30, 2013 and 2012, respectively.

        Interest income on retail and other notes and finance leases for the three and nine months ended September 30, 2013 was $65.5 million and $189.3 million, respectively, representing increases of $3.8 million and $10.7 million from the same periods in 2012. For the third quarter, the increase was primarily due to an $8.7 million favorable impact from higher average earning assets, partially offset by a $4.9 million unfavorable impact from lower interest rates. For the nine months ended September 30, 2013, compared to the same period in 2012, the increase was primarily due to a $26.7 million favorable impact from higher average earning assets, partially offset by a $16.0 million unfavorable impact from lower interest rates.

        Interest and other income from affiliates for the three and nine months ended September 30, 2013 was $102.2 million and $300.4 million, respectively, compared to $97.9 million and $291.0 million for the three and nine months ended September 30, 2012, respectively. Compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers for the three and nine months ended September 30, 2013 was $50.1 million and $158.6 million, respectively, compared to $50.9 million and $155.9 million for the same periods in 2012, respectively. The decrease in the retail compensation amount in the three-month period was primarily due to changes in the mix of programs and products. The increase in the retail compensation amount for the nine-month period was primarily due to higher originations. For the three and nine months ended September 30, 2013, compensation from CNH North America for wholesale marketing programs was $43.4 million and $114.7 million, respectively, compared to $38.9 million and $110.3 for the three and nine months ended September 30, 2012, respectively. Wholesale compensation amounts increased year over year due to product mix. For operating leases, compensation for the difference between the market rental rates and the amounts paid by the customers of CNH North America was $8.4 million and $25.5 million for the three and nine months ended September 30, 2013, respectively, representing increases of $0.8 million and $3.4 million from the same periods in 2012. These increases were primarily due to higher originations.

        Rental income on operating leases for the three and nine months ended September 30, 2013 was $34.8 million and $102.0 million, respectively, compared to $33.7 million and $99.7 million from the same periods in 2012. The third quarter increase was due to a $6.3 million favorable impact from higher average earning assets, partially offset by a $5.1 million unfavorable impact from lower interest rates on new and existing operating leases. The year-to-date increase was due to a $17.2 million favorable impact from higher average earning assets, partially offset by a $14.9 million unfavorable impact from lower interest rates on new and existing operating leases.

Expenses

        Expenses for the three and nine months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Total interest expense	$64,997	$61,514	$3,483	5.7%
Fees charged by affiliates	14,082	14,912	(830)	(5.6)
Provision for credit losses, net	1,891	12,080	(10,189)	(84.3)
Depreciation of equipment on operating leases	28,553	27,021	1,532	5.7
Other expenses	7,809	8,158	(349)	(4.3)

Total expenses	$117,332	$123,685	$(6,353)	(5.1)%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Total interest expense	$187,404	$190,404	$(3,000)	(1.6)%
Fees charged by affiliates	44,490	47,195	(2,705)	(5.7)
(Benefit) provision for credit losses, net	(5,469)	15,818	(21,287)	(134.6)
Depreciation of equipment on operating leases	83,930	80,415	3,515	4.4
Other expenses	24,884	26,185	(1,301)	(5.0)

Total expenses	$335,239	$360,017	$(24,778)	(6.9)%

        Interest expense totaled $65.0 million and $187.4 million for the three and nine months ended September 30, 2013, respectively, compared to $61.5 million and $190.4 million for the same periods in 2012. For the third quarter, the increase was due to a $7.8 million unfavorable impact from higher average total debt, partially offset by a $4.3 million favorable impact from lower average interest rates. For the nine months, the decrease was due to a $25.5 million favorable impact from lower average interest rates, partially offset by a $22.5 million unfavorable impact from higher average total debt.

        For the three and nine months ended September 30, 2013, credit losses were a provision of $1.9 million and a benefit of $5.5 million, respectively, compared to a provision of $12.1 million and $15.8 million for the same periods in 2012. The decrease in provisions, for both the three and nine-month periods, were primarily due to the improved portfolio performance and collections from certain customers previously identified as impaired.

        The effective tax rate for the three months ended September 30, 2013 and 2012 was 35.2% and 34.8%, respectively. The effective tax rate was 34.1% for the nine-month period ended September 30, 2013, compared to 35.2% for the same period in 2012. The lower rate for the nine-month period in 2013 was primarily due to the retroactive reinstatement of the exception to U.S. taxation of active financing income as a result of the American Taxpayer Relief Act of 2012 for approximately $2.7 million and changes in the geographic mix of income earned within the U.S. and Canada.

Receivables and Equipment on Operating Leases Originated and Held

        Receivable and equipment on operating lease originations for the three and nine months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Retail receivables	$1,237,806	$1,070,765	$167,041	15.6%
Wholesale receivables	3,562,264	3,653,879	(91,615)	(2.5)
Other receivables	270,487	279,301	(8,814)	(3.2)
Equipment on operating leases	127,328	125,362	1,966	1.6

Total originations	$5,197,885	$5,129,307	$68,578	1.3%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Retail receivables	$3,364,822	$2,868,004	$496,818	17.3%
Wholesale receivables	10,611,711	10,244,168	367,543	3.6
Other receivables	718,607	751,903	(33,296)	(4.4)
Equipment on operating leases	390,759	308,195	82,564	26.8

Total originations	$15,085,899	$14,172,270	$913,629	6.4%

        For the nine months ended September 30, 2013 compared to the same period in 2012, the increase in originations was primarily due to increased unit sales of CNH North America equipment.

        Total receivables and equipment on operating leases held as of September 30, 2013, December 31, 2012 and September 30, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012
Retail receivables	$8,157,358	$7,363,384	$6,963,049
Wholesale receivables	4,318,968	3,265,173	3,907,828
Other	287,055	226,039	314,260
Equipment on operating leases	885,538	754,371	738,517

Total receivables and equipment on operating leases	$13,648,919	$11,608,967	$11,923,654

        The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.5%, 0.7% and 0.9% at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. During those same periods, the total wholesale receivables balances greater than 30 days past due as a percentage of the wholesale receivables were not significant. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $31.7 million, $29.3 million and $38.3 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. Total wholesale receivables on nonaccrual status were $29.0 million, $61.2 million and $81.2 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

        Total receivable write-off amounts and recoveries, by product for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Write-offs:
Retail	$2,567	$3,067	$7,819	$24,456
Wholesale	—	98	127	136
Other	1,478	1,852	4,407	6,220

Total write-offs	4,045	5,017	12,353	30,812

Recoveries:
Retail	(1,100)	(1,063)	(2,882)	(3,942)
Wholesale	(332)	(64)	(573)	(166)
Other	(754)	(894)	(2,349)	(2,396)

Total recoveries	(2,186)	(2,021)	(5,804)	(6,504)

Write-offs, net of recoveries:
Retail	1,467	2,004	4,937	20,514
Wholesale	(332)	34	(446)	(30)
Other	724	958	2,058	3,824

Total write-offs, net of recoveries	$1,859	$2,996	$6,549	$24,308

        Our allowance for credit losses on all receivables financed totaled $109.3 million at September 30, 2013, $122.3 million at December 31, 2012 and $98.4 million at September 30, 2012. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. We believe our allowance is sufficient to provide for losses in our existing receivable portfolio.

Liquidity and Capital Resources

        The following discussion of liquidity and capital resources focuses principally on our statements of cash flows, balance sheets and capitalization. CNH Capital's current funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments and funding options.

        In the past, securitization has been one of our most economical sources of funding and, therefore, the majority of our originated receivables were securitized, with the cash generated from such receivables utilized to repay the related debt. We expect securitization to continue to represent a substantial portion of our capital structure.

        In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity and capital needs.

        Since 2011, we have accessed the unsecured bond market in order to add more diversity to our funding resources. Our outstanding unsecured senior notes totaled $1.85 billion as of September 30, 2013. We expect continued changes to our funding profile, with less reliance on the securitization market, as costs and terms of accessing the unsecured term market continue to improve.

Cash Flows

        For the nine months ended September 30, 2013 and 2012, our cash flows were as follows (in thousands):

	2013	2012
Cash flows provided by (used in):
Operating activities	$443,459	$510,526
Investing activities	(2,090,310)	(1,692,222)
Financing activities	1,092,305	880,525

Net cash decrease	$(554,546)	$(301,171)

        Operating activities in the nine months ended September 30, 2013 generated cash of $443 million, resulting primarily from net income of $198 million, a decrease in affiliated accounts and notes receivables of $81 million, a decrease in other assets and equipment held for sale of $26 million and an increase in accounts payable and other accrued liabilities of $56 million. Cash generated from operating activities in the nine months ended September 30, 2013 decreased, compared to the nine months ended September 30, 2012, primarily due to a lower reduction in affiliated accounts and notes receivables and other assets and equipment held for sale, partially offset by a decrease in payments of accounts payable and other accrued liabilities.

        Cash flows used in investing activities in the nine months ended September 30, 2013 totaled $2,090 million, resulting primarily from a net growth in receivables of $1,990 million and from $391 million in expenditures for equipment on operating leases, partially offset by a decrease in restricted cash of $123 million and proceeds from the sale of equipment on operating leases of $168 million. The increase of cash used in investing activities in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to a higher net growth in receivables.

        Financing activities in the nine months ended September 30, 2013 generated cash of $1,092 million, resulting primarily from net cash received of $1,490 million from long-term debt, partially offset by net cash paid of $88 million for affiliated debt, $110 million in payment on short-term borrowings and $200 million in dividends paid to CNH America. The increase in cash from financing activities in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to a higher increase in net cash received from long-term debt, partially offset by increased payments of affiliated debt and revolving credit facilities and the dividend paid to CNH America.

Securitization

        CNH Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost-effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Capital has completed public and private issuances of asset-backed securities in both the U.S. and Canada and, as of September 30, 2013, the amounts outstanding were approximately $6.5 billion.

        We will strive to continue to tailor our transactions to applicable market conditions while optimizing economic terms and reducing execution risks.

Committed Asset-Backed Facilities

        CNH Capital has committed asset-backed facilities with several banks, primarily through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.8 billion at September 30, 2013, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At September 30, 2013, approximately $0.9 billion of funding was available for use under these facilities.

Unsecured Funding

        As of September 30, 2013, we had outstanding unsecured senior notes of $750.0 million at an annual fixed rate of 3.875% due 2015, $500.0 million at an annual fixed rate of 6.250% due 2016 and $600.0 million at an annual fixed rate of 3.625% due 2018.

        On October 8, 2013, CNH Capital LLC completed an offering of $500.0 million in aggregate principal amount of its 3.250% unsecured notes due 2017, issued at par.

Affiliate Sources

        CNH Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various on-book assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. At September 30, 2013, affiliated debt was $772.7 million, down from $864.0 million at December 31, 2012.

Equity Position

        Our equity position also supports our capabilities to access various funding sources. Our stockholder's equity at both September 30, 2013 and December 31, 2012 was $1.5 billion.

        In May 2013, the Company paid a dividend of $200 million to CNH America.

Liquidity

        The vast majority of CNH Capital's debt is self-liquidating from the cash generated by the underlying amortizing receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset-backed facilities until being refinanced in the term ABS market or with other third-party debt. New wholesale receivables are typically financed through a master trust and funded by variable funding notes or on a term basis. Cash and commitments under the facilities shown in the table below totaled $4.9 billion, of which $1.5 billion was available for use at September 30, 2013.

(in thousands)
Cash, cash equivalents and restricted cash	$831,221
Committed asset-backed facilities	3,753,986
Committed unsecured facilities	350,000

Total cash and facilities	4,935,207
Less: restricted cash	599,854
Less: facilities utilization	2,869,142

Total available for use	$1,466,211

        The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables in the term market.

        In connection with a limited number of funding transactions, the Company provides financial guarantees to various parties on behalf of certain foreign financial services subsidiaries of CNHI for approximately $272.6 million.

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

        Our outlook is predominantly based on our interpretation of what we consider to be key economic assumptions and involves risks and uncertainties that could cause actual results to differ (possibly materially) from such forward-looking statements. Macro-economic factors including monetary policy, interest rates, currency exchange rates, inflation, deflation, credit availability and government intervention in an attempt to influence such factors may have a material impact on our customers and the demand for our services. The demand for CNH North America's products and, in turn, our products and services is influenced by a number of factors, including, among other things: general economic conditions; demand for food; commodity prices, raw material and component prices and stock levels; net farm income levels; availability of credit; developments in biofuels; infrastructure spending rates; housing starts; commercial construction; seasonality of demand; changes and uncertainties in the monetary and fiscal policies of various governmental and regulatory entities; CNH North America's ability to maintain key dealer relationships; currency exchange rates and interest rates; pricing policies by CNH North America or its competitors; political, economic and legislative changes; and the other risks described in "Risk Factors" in our most recent annual report on Form 10-K and this quarterly report. Some of the other significant factors which may affect our results include our access to credit, restrictive covenants in our debt agreements, actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI, weather, climate change and natural disasters, actions taken by our competitors, the effect of changes in laws and regulations, the results of legal proceedings and employee relations.

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

Critical Accounting Policies and Estimates

        See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2012 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended September 30, 2013.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2013. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        CNH Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Capital's financial position or results of operations.

Item 1A.    Risk Factors

        Our most recent annual report on Form 10-K (Part I, Item 1A) includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in that report.

Credit rating changes could affect our access to funding and our cost of funds, which could in turn adversely affect our financial position and results of operations.

        Our access to, and cost of, funding depends on, among other things, the credit ratings of us, CNHI and our ABS transactions. The rating agencies may change our credit ratings or take other similar actions, which could affect our access to the capital markets and the cost and terms of future borrowings and, therefore, could adversely affect our financial position and results of operations. A lack of funding could result in our inability to meet customer demand for equipment financing, while increased funding costs would lead to decreased profits and could result in our inability to meet customer demand at attractive interest rates, which in turn may adversely affect our financial position and results of operations.

Our affiliates may cease to provide us with financing support.

        Prior to their merger, Fiat Industrial S.p.A. owned approximately 87% of the outstanding common shares of CNH Global N.V., and Fiat Industrial S.p.A. provided financing to us. During the capital markets crisis, which had a material adverse impact on the ABS markets, we relied more heavily upon financing provided by Fiat Industrial S.p.A. and its predecessors. In the event of a repeat of the severe downturn in the ABS markets, we would need to look to alternative funding sources, including CNH Industrial, though CNH Industrial would have no obligation to provide such financing (other than the obligations assumed by CNHI under the support agreement, dated November 4, 2011, between us and CNH Global N.V.). To the extent CNH Industrial does not provide such financing to us when needed, we could suffer from a lack of funding and/or incur increased funding costs if funding is obtained through other third-party sources.

Our participation in cash management pools exposes us to CNH Industrial credit risk, which, in the event of a bankruptcy or insolvency of certain CNH Industrial entities, could render us unable to recover our deposits and in turn materially and adversely affect our financial position and results of operations.

        We participate in a group-wide cash management system with other companies within CNH Industrial, including CNH America and CNH Canada Ltd. Our positive cash deposits with CNH Industrial, if any, are either invested by CNH Industrial treasury subsidiaries in highly rated, highly liquid money market instruments or bank deposits, or may be applied by CNH Industrial treasury subsidiaries to meet the financial needs of other CNH Industrial entities and vice versa. While we believe participation in such CNH Industrial treasury subsidiaries' cash management pools provides us with financial benefits, it exposes us to CNH Industrial credit risk. In the event of a bankruptcy or insolvency of CNHI (or any other CNH Industrial entity, including CNH America and CNH Canada Ltd., in the jurisdictions with set off agreements) or in the event of a bankruptcy or insolvency of the CNH Industrial entity in whose name the deposit is pooled, we may be unable to secure the return of such funds to the extent they belong to us, and we may be viewed as a creditor of such CNH Industrial entity with respect to such deposits. It is possible that our claims as a creditor could be subordinated to the rights of third-party creditors in certain situations. If we are not able to recover our deposits, our financial position and results of operations may be materially and adversely impacted.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit		Description
10.1		Supplemental Support Agreement, dated as of September 27, 2013, by and among CNH Capital LLC, CNH Global N.V. and CNH Industrial N.V. (formerly known as FI CBM Holdings N.V.).
12.1		Statement regarding computation of ratio of earnings to fixed charges.
31.1		Certifications of President Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification required by Exchange Act Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101	*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (v) Consolidated Statements of Changes in Stockholder's Equity for the nine months ended September 30, 2013 and 2012 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH CAPITAL LLC
Date: November 6, 2013	/s/ STEVEN C. BIERMAN
	Name:	Steven C. Bierman
	Title:	Chairman and President