Form 10-K
period 2013-12-31
CNH Industrial Capital LLC
filed 2014-03-28
CIK 1552493

Use these links to rapidly review the document

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-182411

CNH INDUSTRIAL CAPITAL LLC
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No*

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         As of March 28, 2014, all of the limited liability company interests of the registrant were held by an affiliate of the registrant.

         The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

*
The registrant currently is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as if it were subject to such filing requirements during the entirety of such period.

PART I

Item 1.    Business

Overview

        CNH Industrial Capital LLC (formerly known as CNH Capital LLC) (together with its consolidated subsidiaries, "CNH Industrial Capital," the "Company" or "we") is an indirect wholly owned subsidiary of CNH Industrial N.V. ("CNHI" and together with its consolidated subsidiaries, "CNH Industrial") and is headquartered in Racine, Wisconsin. As a captive finance company, our primary business is to underwrite and manage financing products for end-use customers and dealers of CNH Industrial America LLC ("CNH Industrial America") and CNH Industrial Canada Ltd. (collectively, "CNH Industrial North America") and provide other related financial products and services to support the sale of agricultural and construction equipment manufactured by CNH Industrial North America. The primary operating subsidiaries of CNH Industrial Capital include CNH Industrial Capital America LLC ("CNH Industrial Capital America"), New Holland Credit Company, LLC ("New Holland Credit") and CNH Industrial Capital Canada Ltd. ("CNH Industrial Capital Canada"). CNH Industrial Capital America is the primary financing and business entity of CNH Industrial Capital for the United States that enters into retail and wholesale financing arrangements with end-use customers and equipment dealers, and CNH Industrial Capital Canada performs the same functions in Canada, while New Holland Credit acts as the servicer for retail and wholesale receivables originated by CNH Industrial Capital America.

        CNH Industrial is the company formed by the merger, completed September 29, 2013, between Fiat Industrial S.p.A. ("Fiat Industrial") and CNH Global N.V. ("CNH Global"), the former indirect parents of CNH Industrial Capital. As a result of the merger, CNH Industrial Capital LLC and its primary operating subsidiaries, including CNH Industrial Capital America, New Holland Credit and CNH Industrial Capital Canada, have become indirect wholly-owned subsidiaries of CNHI (with all of the equity interests in CNH Industrial Capital LLC owned by CNHI through intermediate companies, through which CNHI exercises indirect control over CNH Industrial Capital LLC). CNHI is incorporated in and under the laws of The Netherlands.

        On February 28, 2014, CNH Capital LLC changed its name to CNH Industrial Capital LLC; CNH Capital America LLC changed its name to CNH Industrial Capital America LLC; and CNH Capital Canada Ltd. changed its name to CNH Industrial Capital Canada Ltd.

        CNH Industrial Capital offers retail loan and lease financing to end-use customers for the purchase of new and used equipment and components, as well as commercial revolving account ("CRA") financing and other financial services. CNH Industrial Capital also provides wholesale financing to CNH Industrial North America equipment dealers and distributors (almost all of which are independently owned and operated). Wholesale financing consists primarily of dealer floorplan financing and gives dealers the ability to maintain a representative inventory of new products. In addition, CNH Industrial Capital provides financing to dealers for used equipment taken in trade, equipment utilized in dealer-owned rental yards, parts inventory, working capital and other financing needs. As a holding company, CNH Industrial Capital LLC generally does not conduct operations of its own but relies on its subsidiaries for the generation and distribution of profits.

        To help fund its retail and wholesale financing business, CNH Industrial Capital participates in the asset backed securitization markets. CNH Industrial Capital periodically transfers retail and wholesale receivables originated from end-use customers and dealers to special purpose entities, in exchange for cash proceeds from asset backed securities issued by these special purpose entities. Investors in these asset backed securities in turn receive payments on their securities based on the cash flows from the transferred receivables. CNH Industrial Capital continues to service the transferred receivables and may hold some retained interests in the transferred receivables. These special purpose entities and the investors in the asset backed securities have no recourse, beyond CNH Industrial Capital's retained interests, for failure of any end-use customers or dealers to make payments on the transferred receivables when due.

        CNH Industrial Capital's revenue is primarily generated through the income of its portfolio and the income generated through marketing programs with CNH Industrial North America. The size of the portfolio is in part related to the level of equipment sales by CNH Industrial North America. The portfolio profitability is linked to the credit quality of the borrowers, the value of collateral and the difference between lending and borrowing rates. For the years ended December 31, 2013 and 2012, the percentage of revenue derived by us from CNH Industrial North America and other CNH Industrial affiliates was 48% and 47%, respectively.

Relationship with CNH Industrial's Agricultural and Construction Equipment Operations

        CNH Industrial is a leading capital goods company engaged in the design, production, sale and financing of agricultural and construction equipment, commercial vehicles, buses and specialty vehicles for firefighting defense and other uses, as well as engines and transmissions for those vehicles and engines for marine and power generation applications. CNH Industrial has industrial and financial service companies located in 44 countries and a commercial presence in approximately 190 countries around the world.

        The global scope and scale of the agricultural and construction equipment segment of CNH Industrial includes integrated engineering, manufacturing, marketing and distribution of equipment on five continents. For the year ended December 31, 2013, the geographic distribution of net revenues from the agricultural and construction equipment business of CNH Industrial was 43% NAFTA (United States, Canada and Mexico); 28% EMEA (27 member countries of the European Union, Ukraine, Balkans, African continent and the Middle East (excluding Turkey); 18% LATAM (Central and South America and the Caribbean Islands) and 11% APAC (Continental Asia (including Turkey), Oceania and the member countries of the Commonwealth of Independent States (excluding Ukraine).

        Under International Financial Reporting Standards ("IFRS"), as of December 31, 2013, CNH Industrial had total assets of €40.9 billion and total equity of €5.6 billion. For the year ended December 31, 2013, CNH Industrial had net revenues of €25.8 billion, of which €16.0 billion was generated by Agricultural and Construction Equipment (before eliminations), and CNH Industrial had profit attributable to owners of the parent of €789 million.

        CNH Industrial Capital is a key financing source for CNH Industrial North America's end-use customers and dealers. As a captive finance business, we provide financial services for CNH Industrial North America customers located primarily in the United States and Canada. CNH Industrial North America offers subsidized financing programs, such as low-rate, interest-free or interest-only periods and other sales incentive programs. We participate in and receive reimbursement for these programs, which allow us to offer financing to customers at advantageous interest rates.

        Although our primary focus is to finance CNH Industrial North America manufactured equipment, we also provide retail and wholesale financing related to new and used agricultural and construction equipment manufactured by entities other than CNH Industrial North America. However, we are dependent on CNH Industrial North America for substantially all of our business, with revenues related to financing provided to CNH Industrial North America dealers and retail customers purchasing and/or leasing from CNH Industrial North America dealers accounting for over 90% of our total revenues for the year ended December 31, 2013, and with loan portfolios attributable to such financing accounting for over 90% of our total managed receivables as of December 31, 2013.

        The size of our portfolio is partially related to the level of equipment sales by CNH Industrial North America, which is driven in part by the strength of the agricultural and construction markets. The credit quality of our portfolio reflects the underwriting standards of CNH Industrial Capital, which are developed internally and independent of the sales volume goals of CNH Industrial North America.

        Effective as of September 29, 2013, in connection with the merger of CNH Global with and into CNHI, CNHI assumed all of CNH Global's obligations under a support agreement, pursuant to which CNH Global agreed to, among other things, (a) make cash capital contributions to us, to the extent necessary to cause our ratio of net earnings available for fixed charges to fixed charges to be not less than 1.05 for each fiscal quarter (with such ratio determined, on a consolidated basis and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), for such fiscal quarter and the immediately preceding three fiscal quarters taken as a whole), (b) generally maintain an ownership of at least 51% of the voting equity interests in us and (c) cause us to have, as of the end of any fiscal quarter, a consolidated tangible net worth of at least $50 million. The support agreement is not intended to be and is not a guarantee by CNHI of our indebtedness or other obligations. The obligations of CNHI to us pursuant to this support agreement are to us only and do not run to, and are not enforceable directly by, any creditor of ours, including holders of our notes or the trustee under the indenture governing our notes. The support agreement may be modified, amended or terminated, at CNHI's election, upon thirty days' prior written notice to us and the rating agencies, if (a) the modification, amendment or termination would not result in a downgrade of our rated indebtedness; (b) the modification, amendment or notice of termination provides that the support agreement will continue in effect with respect to our rated indebtedness then outstanding; or (c) we have no long-term rated indebtedness outstanding.

Products and Services

        CNH Industrial Capital's financing products and services fall into the following main categories:

  Retail (71.3% of managed portfolio as of December 31, 2013):    CNH Industrial Capital provides and administers retail financing to end-use customers for the purchase or lease of new and used CNH Industrial North America equipment or other agricultural and construction equipment sold primarily through CNH Industrial North America dealers and distributors. Retail financing products primarily include retail installment sales contracts, finance leases and operating leases to end-use customers. The terms of retail contracts, finance leases and operating leases (collectively, "receivables") generally range from two to six years, and interest rates on the receivables vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America.

          CNH Industrial Capital utilizes a proprietary credit scoring model as part of the retail credit approval and review process. CNH Industrial Capital also provides servicing and collection operations generally performed through its subsidiary, New Holland Credit, for the retail financing products.

  Wholesale (26.9% of managed portfolio as of December 31, 2013):    CNH Industrial Capital provides wholesale financing to dealers to finance purchases of new and used agricultural and construction equipment and parts. In addition, CNH Industrial Capital extends credit to dealers for working capital and other financing needs. Currently, CNH Industrial Capital extends credit to approximately 1,100 CNH Industrial North America dealers (with each being a separate legal entity) with approximately 2,100 locations in North America.

          The dealer financing agreements provide CNH Industrial Capital with a first priority security interest in the equipment and parts financed and possibly other collateral. A majority of dealers also provide a personal or corporate guaranty (from an affiliate of the dealer). The amount of credit extended is primarily based upon the dealer's expected annual sales, effective net worth, utilization of existing credit lines and inventory turnover. CNH Industrial Capital evaluates and assesses dealers on an ongoing basis as to their credit worthiness and conducts audits of dealer equipment inventories on a regular basis. The amounts of credit made available to dealers are reviewed on a regular basis, which is usually annually, and such amounts are adjusted when deemed appropriate by CNH Industrial Capital.

  Other (1.8% of managed portfolio as of December 31, 2013):    CNH Industrial Capital offers other financial products and services, including CRA products and insurance and equipment protection products underwritten through a third-party insurer.

Competition

        CNH Industrial Capital's financing products and services are intended to be competitive with those available from third parties. We participate in certain marketing programs sponsored by CNH Industrial North America that allow us to offer financing to customers at competitive or advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or reward cards redeemable for parts or services). Under these programs, including our low-rate financing programs or interest waiver programs, we are compensated by CNH Industrial North America for some or all of the difference between market interest rates and the interest rates offered by us to a customer and for some of the cost of such other advantageous terms. This support from CNH Industrial North America provides a material competitive advantage in offering financing to customers of CNH Industrial North America's products.

        We compete primarily with banks, equipment finance and leasing companies, and other financial institutions. Typically, this competition is based upon financial products and services offered, customer service, financial terms and interest rates charged. In addition, some of our competitors may be eligible to participate in government programs providing access to capital at more favorable rates, which may create a competitive disadvantage for CNH Industrial Capital. CNH Industrial Capital believes that its strong, long-term relationship with the dealers and end-use customers and the ease-of-use of our products provides a competitive edge over other third-party financing options. In addition, the marketing programs offered by CNH Industrial North America have a positive influence on the proportion of CNH Industrial North America's equipment sales that are financed by CNH Industrial Capital.

Employees

        As of December 31, 2013, CNH Industrial Capital had approximately 470 employees, none of which were represented by unions.

Item 1A.    Risk Factors

        The following risks should be considered in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 15 and the other risks described in the Cautionary Note Regarding Forward-Looking Statements beginning on page 25. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and anticipated future results. Except as may be required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.

Risks Related to Our Indebtedness and Liquidity

Credit rating changes could affect our access to funding and our cost of funds, which could in turn adversely affect our financial position and results of operations.

        Our access to, and cost of, funding depends on, among other things, the credit ratings of us, CNHI and our asset-backed securitization ("ABS") transactions. The rating agencies may change our credit ratings or take other similar actions, which could affect our access to the capital markets and the cost and terms of future borrowings and, therefore, could adversely affect our financial position and results of operations. A lack of funding could result in our inability to meet customer demand for equipment financing, while increased funding costs could lead to decreased profits and could result in our inability to meet customer demand at attractive interest rates, which in turn may adversely affect our financial position and results of operations.

We have significant outstanding indebtedness, which may limit our ability to obtain additional funding and limit our financial and operating flexibility.

        As of December 31, 2013, we had an aggregate of $13.0 billion of consolidated indebtedness and our equity was $1.5 billion.

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

        In addition, we are required to maintain certain coverage levels for leverage and EBITDA. Our leverage ratio, defined as the ratio of total net debt to equity, is required not to exceed 9.00:1, and our EBITDA coverage ratio, defined as the ratio of EBITDA to finance charges (interest expenses on a consolidated basis), is required to be at least 1.15:1 until certain credit ratings are achieved.

        Although we do not believe any of these covenants presently materially restrict our operations, a breach of one or more of the covenants could result in adverse consequences that could negatively impact our businesses, results of operations and financial condition. These consequences may include the acceleration of amounts outstanding under certain of our credit facilities, triggering an obligation to redeem certain debt securities, termination of certain existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the facilities or to enter into new facilities or the lowering or modification of CNHI's credit ratings, or our credit ratings. We cannot assure you that we will continue to comply with each restrictive covenant at all times, particularly if we were to encounter challenging and volatile market conditions.

Risks Related to Our Business, Strategy and Operations

Reduced demand for agricultural and construction equipment would reduce the opportunities for us to finance equipment.

        Our business is largely dependent upon the demand for CNH Industrial North America's products and its customers' willingness to enter into financing or leasing arrangements with respect thereto, which may be negatively affected by challenging global economic conditions. As a result, a significant and prolonged decrease in demand for CNH Industrial North America's products could have a material adverse effect on our business, financial position, results of operations and cash flows. Our primary business is to provide retail and wholesale financing alternatives for CNH Industrial North America's products to CNH Industrial North America's customers and dealers. The demand for CNH Industrial North America's products and our financing products and services is influenced by a number of factors, including:

  •
  general economic conditions, including shifts in key economic indicators such as gross domestic product;

  •
  demand for food;

  •
  commodity prices and the relative level of inventories;

  •
  net farm income levels;

  •
  availability of credit;

  •
  agricultural policies, including aid and subsidies to agricultural enterprises provided by governments and/or supranational organizations as well as alternative fuel mandates and tax policies;

  •
  seasonality of demand;

  •
  changes and uncertainties in the monetary and fiscal policies of various governmental and regulatory agencies;

  •
  CNH Industrial North America's ability to maintain effective distribution networks;

  •
  currency exchange rates and interest rates;

  •
  pricing policies by CNH Industrial North America and/or its competitors;

  •
  public infrastructure spending; and

  •
  new residential and non-residential construction.

        In the equipment industry, changes in demand can occur suddenly, resulting in imbalances in inventories, product capacity, and prices for new and used equipment. If fewer pieces of equipment are sold, CNH Industrial Capital will be presented with fewer opportunities to finance equipment.

Change in support from CNH Industrial North America could limit our ability to offer competitively priced financing to our customers and reduce the percentage of CNH Industrial North America's products financed by us, which may in turn have a material adverse effect on our business, financial position, results of operations and cash flows.

        We participate in certain marketing programs sponsored by CNH Industrial North America that allow us to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or reward cards redeemable for parts or services). This support from CNH Industrial North America provides a material competitive advantage in offering financing to customers of CNH Industrial North America's products. Any elimination or reduction of these marketing programs, which affects our ability to offer competitively priced financing to customers, could in turn reduce the percentage of CNH Industrial North America's products financed by us and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the years ended December 31, 2013, 2012 and 2011, the revenues recognized by us from CNH Industrial North America for marketing programs were $413.4 million, $389.3 million and $378.4 million, respectively, representing 48%, 47% and 46% of our total revenues.

        CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2013, 2012 and 2011, we incurred fees charged by our affiliates of $56.4 million, $61.9 million and $62.9 million, respectively, representing 28%, 25%, and 26%, respectively, of our total administrative and operating expenses.

        CNH Industrial North America also provides a portion of our funding. The portion of funding provided by CNH Industrial North America is based on various factors, including anticipated external funding transactions, and will fluctuate over time. As of December 31, 2013 and 2012, CNH Industrial North America had loans outstanding to us of $351.0 million and $849.0 million, respectively.

        Any change in support from CNH Industrial North America could negatively impact our results of operations.

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

        A deterioration in the quality of our financial assets, an increase in delinquencies or a reduction in collateral recovery rates could have an adverse impact on our financial performance. These risks become more acute in any economic slowdown or recession due to decreased demand for (or the availability of) credit, declining asset values, changes in government subsidies, reductions in collateral to receivable balance ratios, and an increase in delinquencies, defaults, insolvencies, foreclosures and losses. In such circumstances, our receivable servicing and litigation costs may also increase. In addition, governments may pass laws, or implement regulations, that modify rights and obligations under existing agreements, or which prohibit or limit the exercise of contractual rights.

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

        Because a significant number of our receivables are generated at fixed interest rates, our business is subject to fluctuations in interest rates. Although we seek to match fund our assets, with approximately 69% of our receivables and approximately 72% of our funding at a fixed rate, respectively, as of December 31, 2013, changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow. We also rely on the capital markets and a variety of funding programs to provide liquidity for our operations, including committed asset-backed and unsecured facilities and the issuance of secured and unsecured debt. Significant changes in market liquidity conditions could impact our access to funding and the associated funding costs and reduce our earnings and cash flow.

        Although we manage interest rate and market liquidity risks with a variety of techniques, including a match funding program, the selective use of derivatives and a diversified funding program, there can be no assurance that fluctuations in interest rates and market liquidity conditions will not have a material adverse effect on our earnings and cash flow. If any of the variety of instruments and strategies we use to hedge our exposure to these various types of risk is ineffective, we may incur losses.

If we are unable to obtain funding, in particular through the ABS market and committed asset-backed facilities, at competitive rates, our ability to conduct our financing business may be severely impaired and our financial position, results of operations and cash flows may be materially and adversely affected.

        We have traditionally relied upon the term ABS market and committed asset-backed facilities as a primary source of funding and liquidity. Access to funding at competitive rates is essential to our business. From mid-2007 through 2009, events occurred in the global financial markets, including weakened financial condition of several major financial institutions, problems related to subprime mortgages and other financial assets, the devaluation of various securities in secondary markets, the forced sale of asset-backed and other securities by certain investors, and the lowering of ratings on certain non-CNH Industrial ABS transactions, which caused a significant reduction in liquidity in the secondary market for ABS transactions outstanding at such time and a significant increase in funding costs. During these periods, conditions in the ABS market adversely affected our ability to sell receivables on a favorable or timely basis. Similar conditions in the future could have an adverse effect on our financial position, results of operations and cash flows.

        To maintain competitiveness in the capital markets and to promote the efficient use of various funding sources, CNH Industrial chose to increase the reserve funds of certain previously issued ABS transactions. Such optional support may, in the future, be required to maintain credit ratings assigned to certain transactions if loss experiences are higher than anticipated. The provision of additional reserve support could have an adverse effect on our financial position, results of operations and cash flow.

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

The Dodd-Frank Act and future regulations may adversely affect us.

        The various requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), including the many implementing regulations yet to be released, may substantially affect our origination, servicing and securitization programs. For example, the Dodd-Frank Act strengthens the SEC's regulatory oversight of these securities and capital market activities and increases the regulation of the ABS markets through, among other things, a mandated risk retention and loan level disclosure requirement for securitizers and a direction to the SEC to regulate credit rating agencies and adopt regulations governing these organizations. While we will continue to monitor these developments and their impact upon our access to the ABS market, these and future SEC regulations (e.g., Regulation AB II) may impact our ability to engage in these activities or increase the effective cost of ABS transactions in the future, which could adversely affect our financial position, results of operations and cash flows.

Our businesses may be affected by unfavorable weather conditions, climate change or natural disasters.

        Poor, severe or unusual weather conditions caused by climate change or other factors, particularly during the planting and early growing season, can significantly affect the purchasing decisions of agricultural equipment customers. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting crops or may cause growing crops to die, resulting in lower yields. Excessive rain or flooding can also prevent planting or harvesting from occurring at optimal times and may cause crop loss through increased disease or mold growth. Temperature affects the rate of growth, crop maturity, crop quality and yield. Temperatures outside normal ranges can cause crop failure or decreased yields, and may also affect disease incidence. Natural disasters such as regional floods, hurricanes, storms and droughts can have a negative impact on agricultural production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment in any given period.

        In addition, natural disasters, pandemic illness, equipment failures, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of CNH Industrial's manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of CNH Industrial's products to dealers and customers and delay in delivery of the products to distribution centers. All of the foregoing could adversely affect our business and our financial position and results of operations.

Changes in demand for food and alternate energy sources could impact our revenues.

        Changing worldwide demand for farm outputs to meet the world's growing food and alternative energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. While higher commodity prices will benefit our crop producing agricultural equipment customers, higher commodity prices also result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. Moreover, changing alternative energy demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for CNH Industrial North America's equipment and result in higher research and development costs related to equipment fuel standards.

We are subject to negative conditions in the financial markets and the cyclicality of the capital goods sector.

        More than other sectors, producers in the capital goods sector are subject to:

  •
  the condition of financial markets, in particular, the ability to access the ABS market and prevailing interest rates in that market. We make considerable use of ABS transactions to fund financing offered to customers. Adverse conditions in the financial markets, and the ABS market in particular, could have a significant impact on our business prospects, earnings and/or financial position; and

  •
  cyclicality, which can cause sudden (and sometimes material) declines in demand, with negative effects on inventory levels and product pricing, both new and used. In general, demand in the capital goods sector is highly correlated to the economic cycle and can be subject to even greater levels of volatility.

Competitive activity or failure by us to respond to actions by our competitors could adversely affect our business, financial position and results of operations, in particular due to a cost of funds disparity between us and some of our competitors.

        We operate in a highly competitive environment, with financing for owners or operators of CNH Industrial North America equipment available through a variety of sources, such as banks, finance companies and other financial institutions, including government sponsored entities. Some of our competitors enjoy certain regulatory, government support or credit rating advantages over CNH Industrial Capital today, which often enable them to access capital on favorable terms, among other things. Such cost of funds disparities between us and our competitors, or any additional regulatory, government support or credit rating changes that enhance the competitive position of our competitors, could result in our inability to effectively compete. The success of our business also depends on our ability to develop and market financing products and services and offer quality customer service that meet the evolving needs of existing and potential customers. Increasing competition may adversely affect our business if we are unable to match the products and services of our competitors. If we are unable to effectively compete, our business, financial position and results of operations will suffer.

Adverse economic conditions could place a financial strain on our dealers and adversely affect our operating results.

        Economic conditions could place financial stress on our dealers. Dealer financial difficulties may impact their equipment financing and inventory management decisions, as well as their ability to provide services to their customers purchasing CNH Industrial North America equipment. Accordingly, additional financial strains on members of the CNH Industrial North America dealer network resulting from current or future economic conditions could adversely impact our financial position and results of operations.

A decrease in the residual value of the equipment that we lease could adversely affect our results.

        Declines in the residual value of equipment leased by us may reduce our earnings. We determine the residual value of leased equipment, which is the estimated future wholesale market value of leased equipment at the time of the expiration of the lease term. We estimate the residual value of leased equipment at the inception of the lease based on a number of factors, including historical wholesale market sales prices, past remarketing experience and any known significant market/product trends. As of

December 31, 2013, our total operating lease residual values were $794.0 million. If estimated future market values significantly decline due to economic factors, obsolescence or other adverse circumstances, we may not realize such residual value, which could reduce our earnings, either through an increase in depreciation expense or a decrease in finance revenue.

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

        Prior to their merger, Fiat Industrial owned approximately 87% of the outstanding common shares of CNH Global and Fiat Industrial provided financing to us. During the capital markets crisis, which had a material adverse impact on the ABS markets, we relied more heavily upon financing provided by Fiat Industrial and its predecessors. In the event of a repeat of the severe downturn in the ABS markets, we would need to look to alternative funding sources, including CNH Industrial, though CNH Industrial would have no obligation to provide such financing (other than the obligations assumed by CNHI under the support agreement, dated November 4, 2011). To the extent CNH Industrial does not provide such financing to us when needed, we could suffer from a lack of funding and/or incur increased funding costs if funding is obtained through other third-party sources.

Our participation in cash management pools exposes us to CNH Industrial credit risk, which, in the event of a bankruptcy or insolvency of certain CNH Industrial entities, could render us unable to recover our deposits and in turn materially and adversely affect our financial position and results of operations.

        We participate in a group-wide cash management system with other companies within CNH Industrial, including CNH Industrial America and CNH Industrial Canada Ltd. Our positive cash deposits with CNH Industrial, if any, are either invested by CNH Industrial treasury subsidiaries in highly rated, highly liquid money market instruments or bank deposits, or may be applied by CNH Industrial treasury subsidiaries to meet the financial needs of other CNH Industrial entities and vice versa. While we believe participation in such CNH Industrial treasury subsidiaries' cash management pools provides us with financial benefits, it exposes us to CNH Industrial credit risk.

        In the event of a bankruptcy or insolvency of CNHI (or any other CNH Industrial entity, including CNH Industrial America and CNH Industrial Canada Ltd., in the jurisdictions with set off agreements) or in the event of a bankruptcy or insolvency of the CNH Industrial entity in whose name the deposit is pooled, we may be unable to secure the return of such funds to the extent they belong to us, and we may be viewed as a creditor of such CNH Industrial entity with respect to such deposits. It is possible that our claims as a creditor could be subordinated to the rights of third-party creditors in certain situations. If we are not able to recover our deposits, our financial position and results of operations may be materially and adversely impacted.

Our financial statements may be adversely impacted by changes in accounting standards.

        Our financial statements are subject to the application of U.S. GAAP, which are periodically revised. At times, we are required to adopt new or revised accounting standards issued by recognized bodies. It is possible such changes could have a material adverse effect on our reported results of operations or financial position. See "Note 2: Summary of Significant Accounting Policies" to our audited consolidated financial statements for the year ended December 31, 2013 for additional information on the adoption of new accounting guidance.

Risks related to increased information technology security threats

        We rely upon information technology systems and networks in connection with a variety of business activities, and we collect and store sensitive data, including personally identifiable information of our customers and employees. Increased information technology security threats and more sophisticated computer crime, including advanced persistent threats, pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.

        In order to manage such risks, we implemented an information security system, an integrated set of policies, processes, methodologies, teams and technologies aimed at ensuring appropriate protection of our data. The information security system has to be constantly aligned with evolving cyber threat scenarios in order for it to be effective. Recent security initiatives included in our information security roadmap concern data loss prevention, data classification (both structured and unstructured data) and laptop encryption. Actions are also in progress to increase our capability to prevent, detect, and react to malicious data leakage attempts.

        Despite our efforts, a failure or breach in security could expose us and our customers and dealers to risks of misuse of information or systems, the compromising of confidential information, manipulation and destruction of data and operations disruptions, which in turn could adversely affect our reputation, competitive position, businesses and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as higher operational and other costs of implementing further data protection measures.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located at 5729 Washington Avenue, Racine, WI 53406. We also maintain the following offices:

Location	Primary Function	Tenant	Ownership Status
Burlington, ON	Office	CNH Industrial Capital Canada Ltd.	Leased
New Holland, PA	Office	New Holland Credit Company, LLC	Leased from New Holland North America, Inc.
Racine, WI	Office	CNH Industrial Capital LLC	Leased from CNH Industrial America

Item 3.    Legal Proceedings

        CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital's financial position or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        All of CNH Industrial Capital LLC's limited liability company interests are owned by CNH Industrial America, which is indirectly wholly-owned by CNHI. There is currently no established trading market for CNH Industrial Capital LLC's limited liability company interests. CNH Industrial Capital LLC declared and paid to CNH Industrial America cash dividends of $200 million, $0 and $85 million in 2013, 2012 and 2011, respectively.

Item 6.    Selected Financial Data

        Omitted pursuant to General Instruction I of Form 10-K.

Item 7.    Managements' Discussion and Analysis of Financial Condition and Results of Operations

Overview

Organization

        We offer a range of financial products and services to the dealers and customers of CNH Industrial North America. The principal products offered are retail financing for the purchase or lease of new and used CNH Industrial North America equipment and wholesale financing to CNH Industrial North America dealers. Wholesale financing consists primarily of floor plan financing as well as financing equipment used in dealer-owned rental yards, parts inventory and working capital needs. In addition, we purchase equipment from dealers that are leased to retail customers under operating lease agreements, and we also finance customers' commercial revolving accounts.

Trends and Economic Conditions

        Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the year ended December 31, 2013, CNH Industrial's agricultural equipment sales increased 7% compared to the year ended December 31, 2012. CNH Industrial's construction equipment sales decreased 14% for the year ended December 31, 2013, compared to the year ended December 31, 2012.

        In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers ("farmers") may affect the majority of our portfolio.

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

        Net income attributable to CNH Industrial Capital LLC was $264.9 million for the year ended December 31, 2013, compared to $211.9 million for the year ended December 31, 2012. Results increased primarily due to a higher average portfolio and lower provision for credit losses, partially offset by narrower financial margins. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.4%, 0.5% and 0.8% at December 31, 2013, 2012 and 2011, respectively.

        Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, capital market disruptions, trade agreements, and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America's and our results.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

        Revenues for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012	$ Change	% Change
Interest income on retail notes and finance leases	$181,342	$178,444	$2,898	1.6%
Interest income on wholesale notes	63,760	62,213	1,547	2.5
Interest and other income from affiliates	414,957	392,463	22,494	5.7
Rental income on operating leases	138,937	133,806	5,131	3.8
Servicing fee income	532	940	(408)	(43.4)
Other income	58,593	66,138	(7,545)	(11.4)

Total revenues	$858,121	$834,004	$24,117	2.9%

        Revenues totaled $858.1 million for the year ended December 31, 2013 compared to $834.0 million for the year ended December 31, 2012. A higher average portfolio primarily drove the year over year increase, partially offset by a decrease in our average yield. The average yield for retail and other notes, finance leases, wholesale receivables and commercial revolving accounts receivables was 5.6% for the year ended December 31, 2013, compared to 6.2% for the year ended December 31, 2012.

        Interest income on retail notes and finance leases for the year ended December 31, 2013 was $181.3 million, representing an increase of $2.9 million from the year ended December 31, 2012. The increase was primarily due to a $26.2 million favorable impact from higher average earning assets, partially offset by a $23.3 million unfavorable impact from lower interest rates.

        Interest income on wholesale notes for the year ended December 31, 2013 was $63.8 million, representing an increase of $1.5 million from the year ended December 31, 2012. The increase was primarily due to a $5.3 million favorable impact from higher average earning assets, partially offset by a $3.8 million unfavorable impact from lower interest rates.

        Interest and other income from affiliates for the year ended December 31, 2013 was $415.0 million compared to $392.5 million for the year ended December 31, 2012. Compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $219.2 million and $210.0 million for the years ended December 31, 2013 and 2012, respectively, with the increase primarily due to higher volumes. Compensation from CNH Industrial North America for the difference between the market rental rates and the amounts paid by the customers of CNH Industrial North America for operating leases was $35.9 million and $30.4 million for the years ended December 31, 2013 and 2012, respectively, with the increase primarily due to higher originations of equipment on operating leases. For the year ended December 31, 2013, compensation from CNH Industrial North America for wholesale marketing programs was $158.3 million compared to $149.0 million for the prior year. The increase was primarily due to higher average earning wholesale assets.

        Rental income on operating leases for the year ended December 31, 2013 was $138.9 million, an increase of $5.1 million from the year ended December 31, 2012. The increase was primarily due to a $24.8 million favorable impact from higher average earning assets, partially offset by a $19.7 million unfavorable impact from lower rates on new and existing operating leases.

        Other income for the year ended December 31, 2013 was $58.6 million, a decrease of $7.5 million from the year ended December 31, 2012. The decrease was primarily due to the decrease in average earning assets on credit revolving accounts.

Expenses

        Expenses for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012	$ Change	% Change
Total interest expense	$257,322	$254,073	$3,249	1.3%
Fees charged by affiliates	56,405	61,895	(5,490)	(8.9)
(Benefit) provision for credit losses, net	(5,904)	44,578	(50,482)	(113.2)
Depreciation of equipment on operating leases	114,053	107,836	6,217	5.8
Other expenses	35,083	35,929	(846)	(2.4)

Total expenses	$456,959	$504,311	$(47,352)	(9.4)%

        Interest expense totaled $257.3 million for the year ended December 31, 2013 compared to $254.1 million for the year ended December 31, 2012. The increase was primarily due to a $31.5 million unfavorable impact from higher average debt partially offset by a $28.3 million favorable impact from lower average interest rates. The average interest rate was 1.7% for the year ended December 31, 2013 compared to 1.8% for the year ended December 31, 2012.

        The benefit for credit losses for the year ended December 31, 2013 totaled $5.9 million compared to a provision of $44.6 million for the year ended December 31, 2012. The change was primarily due to the improved portfolio performance and collections from certain customers previously identified as impaired.

        The effective tax rate for the year ended December 31, 2013 was 33.6%, compared to 35.2% for the year ended December 31, 2012. The decrease in the effective tax rate was primarily due to the retroactive reinstatement of the exception to U.S. taxation of active financing income as a result of the American Taxpayer Relief Act of 2012 and changes in the geographic mix of income earned within the U.S. and Canada. The lapse of the active financing income exception resulted in a tax detriment of $2.7 million in 2012 and a corresponding tax benefit of $2.7 million in 2013.

Receivables and Equipment on Operating Leases Originated and Held

        Receivables and equipment on operating lease originations for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012	$ Change	% Change
Retail receivables	$4,939,764	$4,416,370	$523,394	11.9%
Wholesale receivables	14,742,250	14,259,198	483,052	3.4
Other receivables	946,424	963,659	(17,235)	(1.8)
Equipment on operating leases	620,561	459,477	161,084	35.1

Total originations	$21,248,999	$20,098,704	$1,150,295	5.7%

        Originations increased in 2013 compared to 2012, primarily due to increased unit sales of CNH Industrial North America equipment.

        Total receivables and equipment on operating leases held as of December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012	$ Change	% Change
Retail receivables	$8,480,893	$7,363,384	$1,117,509	15.2%
Wholesale receivables	3,573,524	3,265,173	308,351	9.4
Other receivables	230,817	226,039	4,778	2.1
Equipment on operating leases	974,307	754,371	219,936	29.2

Total receivables and equipment on operating leases	$13,259,541	$11,608,967	$1,650,574	14.2%

        The total retail receivables balance 30 days or more past due as a percentage of the retail receivables was 0.4% and 0.7% at December 31, 2013 and 2012, respectively. The total wholesale receivables balance 30 days or more past due as a percentage of the wholesale receivables was not significant at December 31, 2013 or 2012. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $30.2 million and $29.3 million at December 31, 2013 and 2012, respectively. Total wholesale receivables on nonaccrual status were $30.4 million and $61.2 million at December 31, 2013 and 2012, respectively.

        Total receivable write-off amounts and recoveries, by product for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012
Write-offs:
Retail	$14,321	$28,238
Wholesale	238	1,857
Other	5,780	7,906

Total write-offs	20,339	38,001

Recoveries:
Retail	(3,488)	(5,206)
Wholesale	(674)	(312)
Other	(3,066)	(3,276)

Total recoveries	(7,228)	(8,794)

Write-offs, net of recoveries:
Retail	10,833	23,032
Wholesale	(436)	1,545
Other	2,714	4,630

Total write-offs, net of recoveries	$13,111	$29,207

        The decrease in retail write-offs in 2013 was primarily due to the write-off on one retail customer ($13.8 million) in 2012 in a non-core business that we exited and for which a full reserve had been made.

        Our allowance for credit losses on all receivables financed totaled $102.0 million at December 31, 2013 and $122.3 million at December 31, 2012. The level of the allowance is based on quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, collateral value and credit risk quality. We believe our allowance is sufficient to provide for losses in our receivable portfolio as of December 31, 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

        Revenues for the years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012	2011	$ Change	% Change
Interest income on retail notes and finance leases	$178,444	$178,200	$244	0.1%
Interest income on wholesale notes	62,213	60,130	2,083	3.5
Interest and other income from affiliates	392,463	382,006	10,457	2.7
Rental income on operating leases	133,806	137,729	(3,923)	(2.8)
Servicing fee income	940	1,747	(807)	(46.2)
Other income	66,138	71,187	(5,049)	(7.1)

Total revenues	$834,004	$830,999	$3,005	0.4%

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

        Interest income on retail notes and finance leases for the year ended December 31, 2012 was $178.4 million, representing an increase of $0.2 million from the year ended December 31, 2011. The increase was primarily due to a $20.2 million favorable impact from higher average earning assets, partially offset by a $20.0 million unfavorable impact from lower interest rates.

        Interest income on wholesale notes for the year ended December 31, 2012 was $62.2 million, representing an increase of $2.1 million from the year ended December 31, 2011. The increase was primarily due to a $3.3 million favorable impact from higher average earning assets, partially offset by a $1.2 million unfavorable impact from lower interest rates.

        Interest and other income from affiliates for the year ended December 31, 2012 was $392.5 million compared to $382.0 million for the year ended December 31, 2011. Compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $210.0 million and $216.5 million for the years ended December 31, 2012 and 2011, respectively, with the decrease primarily due to lower interest rates charged. Compensation from CNH Industrial North America for the difference between the market rental rates and the amounts paid by the customers of CNH Industrial North America for operating leases was $30.4 million and $26.5 million for the years ended December 31, 2012 and 2011, respectively, with the increase primarily due to higher originations of equipment on operating leases. For the year ended December 31, 2012, compensation from CNH Industrial North America for wholesale marketing programs was $149.0 million compared to $135.3 million for the prior year. The increase was primarily due to higher average earning wholesale assets.

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

        Retail and wholesale receivable originations increased in 2012 compared to 2011, primarily due to increased unit sales of CNH Industrial North America equipment. The increase in equipment on operating lease originations for 2012 compared to 2011 was due to the mix of leasing programs offered.

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

        The total retail receivables balance 30 days or more past due as a percentage of the retail receivables was 0.7% and 1.0% at December 31, 2012 and 2011, respectively. Market conditions generally continued to improve and stabilize in the agricultural and construction equipment sectors during the relevant periods. The total wholesale receivables balance 30 days or more past due as a percentage of the wholesale receivables was not significant at December 31, 2012 and 2011. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $29.3 million and $55.5 million at December 31, 2012 and 2011, respectively. Total wholesale receivables on nonaccrual status were $61.2 million and $54.4 million at December 31, 2012 and 2011, respectively.

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

        The increase in retail write-offs in 2012 was primarily due to the write-off of one retail customer ($13.8 million) in a non-core business that we have exited and for which a full reserve had been made. Higher wholesale write-offs for 2011 were primarily due to losses incurred with one dealer.

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

Liquidity and Capital Resources

        The following discussion of liquidity and capital resources principally focuses on our statements of cash flows, balance sheets and capitalization. CNH Industrial Capital's current funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments and funding options.

        In the past, securitization has been one of our most economical sources of funding and, therefore, the majority of our originated retail receivables are securitized with the cash generated from such receivables utilized to repay the related debt. We expect securitization to continue to represent a substantial portion of our capital structure.

        In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity and capital needs.

        Since 2011, we have accessed the unsecured bond market in order to add more diversity to our funding sources. Our outstanding unsecured senior notes totaled $2.35 billion as of December 31, 2013. We expect continued changes to our funding profile, with less reliance on the securitization market, as costs and terms of accessing the unsecured term market continue to improve.

Cash Flows

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows provided by (used in):
Operating activities	$417,990	$526,581	$465,102
Investing activities	(2,006,105)	(1,501,609)	(966,553)
Financing activities	1,499,810	1,166,848	674,752

Net cash (decrease) increase	$(88,305)	$191,820	$173,301

        Operating activities in the year ended December 31, 2013 generated cash of $418 million, resulting primarily from net income of $266 million, adjusted by depreciation and amortization of $115 million and deferred income tax expense of $35 million. The decrease in cash provided by operating activities in 2013 compared to 2012 was primarily due to a $140 million lower improvement in working capital. Operating activities in 2012 generated $527 million of cash, resulting primarily from net income of $214 million, adjusted by depreciation and amortization of $109 million, a decrease in affiliated accounts and notes receivables of $99 million and a decrease in other assets and equipment held for sale of $60 million. The increase of cash provided by operating activities in 2012 compared to 2011 was primarily due to $87 million improvement in working capital. Operating activities in 2011 generated $465 million cash, resulting primarily from net income of $202 million, adjusted by depreciation and amortization of $112 million and deferred income tax expense of $59 million.

        Net cash flows used in investing activities in the year ended December 31, 2013 totaled $2,006 million, resulting primarily from a net growth in receivables of $1,588 million, $621 million in expenditures for equipment on operating leases, and an increase in restricted cash of $66 million, partially offset by proceeds from the sale of equipment on operating leases of $272 million. The increase in cash used by investing activities in 2013 compared to 2012 was primarily due to an increase in net growth in receivables and operating leases. Net cash flows used in investing activities in the year ended December 31, 2012 totaled $1,502 million, resulting primarily from a net growth in receivables of $1,333 million, and $460 million in expenditures for equipment on operating leases, partially offset by a decrease in restricted cash of $44 million and proceeds from the sale of equipment on operating leases of $250 million. The increase in cash used by investing activities in 2012 compared to 2011 was primarily due to an increase in net growth in receivables. Cash flows used by investing activities in 2011 totaled $967 million, resulting from a net growth in receivables of $819 million and $386 million in expenditures for equipment on operating leases, partially offset by proceeds from the sale of equipment on operating leases of $238 million.

        Financing activities in the year ended December 31, 2013 generated cash of $1,500 million, resulting primarily from net cash received of $2,365 million from long-term debt, partially offset by net cash paid of $508 million for affiliated debt, $158 million in net cash paid on short-term borrowings and a $200 million dividend paid to CNH Industrial America. The increase in cash from financing activities in 2013 compared to 2012 was primarily due to a higher increase in net cash received from long-term debt, partially offset by increased net payments of affiliated debt and revolving credit facilities and the dividend paid to CNH Industrial America. Net cash flows of $1,167 million from financing activities in the year ended December 31, 2012 primarily reflected the cash received of $6,056 million from affiliated debt, long-term debt and short-term borrowings and cash paid of $4,889 million for affiliated and long-term debt. Cash provided by financing activities in 2011 of $675 million primarily reflected the $5,579 million issuance of long term debt, revolving credit facilities and affiliated debt, partially offset by payments of $4,819 million to reduce long term and affiliated debt and a payment of $85 million of cash dividends to CNH Industrial America. The increase in cash provided by financing activities in 2012 compared to 2011 was primarily due to reduced net payments of affiliated debt and the absence of a dividend paid in 2012.

Securitization

        CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost-effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Industrial Capital has completed public and private issuances of asset-backed securities in both the U.S. and Canada and, as of December 31, 2013, the amounts outstanding were approximately $7.4 billion.

Committed Asset-Backed Facilities

        CNH Industrial Capital has committed asset-backed facilities with several banks, primarily through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.7 billion at December 31, 2013, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At December 31, 2013, approximately $1.0 billion of funding was available for use under these facilities.

Unsecured Funding

        As of December 31, 2013, we had outstanding unsecured senior notes of $750.0 million at an annual fixed rate of 3.875% due 2015, $500.0 million at an annual fixed rate of 6.250% due 2016, $500 million at an annual fixed rate of 3.250% due 2017 and $600.0 million at an annual fixed rate of 3.625% due 2018.

        As of December 31, 2013, we had a $250 million, five-year, unsecured credit facility, consisting of a $150 million term facility and a $100 million revolving credit facility, with a final maturity in July 2016. Additionally, as of December 31, 2013, we had a $250 million unsecured credit agreement with a consortium of banks.

Affiliate Sources

        CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various on-book assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. At December 31, 2013, affiliated debt was $0.4 billion, down from $0.9 billion at December 31, 2012.

Equity Position

        Our equity position also supports our capabilities to access various funding sources. Our stockholder's equity at December 31, 2013 and 2012 was $1.5 billion.

        On May 31, 2013, CNH Industrial Capital LLC paid a dividend of $200.0 million to CNH Industrial America.

Liquidity

        The vast majority of CNH Industrial Capital's debt is self-liquidating from the cash generated by the underlying amortizing receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset-backed facilities until being refinanced in the term ABS market or with other third-party debt. New wholesale receivables are typically financed through a master trust and funded by variable funding notes or on a term basis. Our liquidity available for use as of December 31, 2013 is as follows (dollars in thousands):

2013
Cash, cash equivalents and restricted cash	$1,482,116
Committed asset-backed facilities	3,719,724
Committed unsecured facilities	350,000

Total cash and facilities	5,551,840
Less: restricted cash	(784,508)
Less: facilities utilization	(2,750,506)

Total available for use	$2,016,826

        The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

        In connection with a limited number of funding transactions, we provide financial guarantees to various parties on behalf of certain foreign financial services subsidiaries of CNHI for approximately $278.3 million.

Debt

        Our consolidated debt as of December 31, 2013 and 2012 is set forth in the table below (dollars in thousands):

	2013	2012
Short-term debt (including current maturities of long-term debt)	$4,289,189	$4,230,237
Long-term debt	8,345,588	6,321,551

Total third-party debt	12,634,777	10,551,788
Affiliated debt	351,004	864,032

Total debt	$12,985,781	$11,415,820

        The majority of our debt is secured third-party financing, including borrowings under committed asset-backed facilities and issuance of term securitization transactions.

Cash, Cash Equivalents and Restricted Cash

        The following table shows cash and cash equivalents and restricted cash as of December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Cash and cash equivalents	$697,608	$785,913
Restricted cash	784,508	727,186

Total cash	$1,482,116	$1,513,099

        Cash and cash equivalents and restricted cash are comprised of highly liquid investments with short-term original maturities. See "Liquidity and Capital Resources—Cash Flows" for a further discussion of the change in our cash position.

        Restricted cash is principally held by depository banks in order to comply with securitization contractual agreements, such as providing cash reserve accounts for the benefit of securitization investors.

Off-Balance Sheet Arrangements

        We disclose our off-balance sheet arrangements in the notes to our consolidated financial statements. For more information, please see "Note 4: Receivables" to our consolidated financial statements for the year ended December 31, 2013.

Recent Developments

        On February 20, 2014, we, through a bankruptcy-remote trust, issued $1.0 billion of amortizing asset-backed notes secured by U.S. retail loan contracts.

        On March 13, 2014, we extended the $200.0 million wholesale facility under the U.S. master trust to May 2014.

        We have declared a dividend of $90.0 million to be paid to CNH Industrial America on March 31, 2014.

Contractual Obligations

        The following table sets forth the aggregate amounts of our contractual obligations and commitments as of December 31, 2013 with definitive payment terms that will require significant cash outlays in the future (dollars in thousands).

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Short-term and long-term debt(1)	$12,634,777	$4,289,189	$5,350,930	$2,928,378	$66,280
Affiliated debt	351,004	351,004	—	—	—
Interest on fixed rate debt	606,507	174,896	300,247	131,204	160
Interest on floating rate debt(2)	248,197	55,759	108,552	82,915	971
Operating leases(3)	11,500	2,300	6,900	2,300	—

Total contractual obligations	$13,851,985	$4,873,148	$5,766,629	$3,144,797	$67,411

(1)
Short-term debt shown as less than one year includes current maturities of long-term debt of $2,382,623.

(2)
The interest funding requirements are based on the year-end 2013 interest rates.

(3)
Minimum rental commitments.

        See "Liquidity and Capital Resources—Debt" for information relating to our consolidated debt as of December 31, 2013.

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

        Our outlook is predominantly based on our interpretation of what we consider to be key economic assumptions and involves risks and uncertainties that could cause actual results to differ (possibly materially) from such forward-looking statements. Macro-economic factors including monetary policy, interest rates, currency exchange rates, inflation, deflation, credit availability and government intervention in an attempt to influence such factors may have a material impact on our customers and the demand for our financing products and services. The demand for CNH Industrial North America's products and, in turn, our financing products and services is influenced by a number of factors, including, among other things: general economic conditions; demand for food; commodity prices, raw material and component prices and stock levels; net farm income levels; availability of credit; developments in biofuels; infrastructure spending rates; housing starts; commercial construction; seasonality of demand; changes and uncertainties in the monetary and fiscal policies of various governmental and regulatory entities; CNH Industrial North America's ability to maintain key dealer relationships; currency exchange rates and interest rates; pricing policies by CNH Industrial North America or its competitors; political, economic and legislative changes; and the other risks described in "Risk Factors". Some of the other significant factors which may affect our results include our access to credit, restrictive covenants in our debt agreements, actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI, weather, climate change and natural disasters, actions taken by our competitors, the effect of changes in laws and regulations, the results of legal proceedings and employee relations.

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

        The total allowance for credit losses at December 31, 2013 and 2012 was $102.0 million and $122.3 million, respectively. Management's ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions.

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

        Total operating lease residual values at December 31, 2013 and 2012 were $794.0 million and $607.0 million, respectively.

        Estimates used in determining end-of-lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future market values for this equipment were to decrease 10% from our present estimates, the total impact would be to increase our depreciation expense on equipment on operating leases by approximately $79.4 million. This amount would be charged to depreciation expense during the remaining lease terms such that the net investment in operating leases at the end of the lease terms would be equal to the revised residual values. Initial lease terms generally range from three to four years.

New Accounting Pronouncements Adopted in Prior Years

        In June 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on the presentation of comprehensive income in financial statements. The new guidance removed current presentation options and required entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The new reporting required by this accounting guidance has been included in these financial statements.

        On January 1, 2012, we adopted FASB Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification ("ASC") 820, Fair Value Measurement. This ASU requires the categorization by level for items that are required to be disclosed at fair value and information about transfers between Level 1 and Level 2 and additional disclosure for Level 3 measurements. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The adoption did not have a material effect on our consolidated financial statements.

New Accounting Pronouncements Adopted in 2013

        In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This includes derivatives and other financial securities arrangements. This ASU has been adopted and did not have a material effect on our consolidated financial statements.

        In February 2013, the FASB issued ASU No. 2013-02 ("ASU 2013-02"), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"). Some of the key amendments require us to present, either on the face of the statement of operations or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, we are required to cross-reference other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for our annual and interim periods beginning January 1, 2013.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of market risks, primarily changes in interest rates. We monitor our exposure to these risks, and manage the underlying economic exposures on transactions using financial instruments such as forward contracts, interest rate swaps, interest rate caps and forward starting swaps. We do not hold or issue derivatives or other financial instruments for speculative purposes or to hedge translation risks. See "Note 10: Financial Instruments" in the notes to our consolidated financial statements for the year ended December 31, 2013 for a description of our risk management strategy and the methods and assumptions used to determine the fair values of financial instruments.

Interest Rate Risk

        We are exposed to market risk from changes in interest rates. We monitor our exposure to this risk and manage the underlying exposure both through the matching of financial assets and liabilities and through the use of financial instruments, including swaps, caps, and forward starting swaps for the net exposure. The instruments aim to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of our financial assets and liabilities. We do not hold or issue derivative or other financial instruments for speculative purposes.

        We monitor interest rate risk to achieve a predetermined level of matching between the interest rate structure of our financial assets and liabilities. Fixed-rate financial instruments, including receivables, debt, ABS securities and other investments, are segregated from floating-rate instruments in evaluating the potential impact of changes in applicable interest rates. A sensitivity analysis was performed to compute the impact on fair value which would be caused by a hypothetical 10% change in the interest rates used to discount each category of financial assets and liabilities. The net impact on the fair value of the financial instruments and derivative instruments held as of December 31, 2013 and 2012, resulting from a hypothetical 10% change in interest rates, would be approximately $8.6 million and $0.9 million, respectively. For the sensitivity analysis the financial instruments are grouped according to the currency in which financial assets and liabilities are denominated and the applicable interest rate index. As a result, our interest rate risk sensitivity model may overstate the impact of interest rate fluctuations for such financial instruments, as consistently unfavorable movements of all interest rates are unlikely.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements are included in this annual report beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2013. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting was effective.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.    Other Information

        None.

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

        Omitted pursuant to General Instruction I of Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Omitted pursuant to General Instruction I of Form 10-K.

Item 14.    Principal Accounting Fees and Services

        For the years ended December 31, 2013 and 2012, Ernst & Young LLP, the member firms of Ernst & Young and their respective affiliates (collectively, the "Ernst & Young Entities") were appointed to serve as our independent registered public accounting firm.

        We incurred the following fees for professional services performed by the Ernst & Young Entities for the years ended December 31, 2013 and 2012, respectively:

	2013	2012
Audit fees	$839,400	$800,000
Audit-related fees	702,000	528,000

Total	$1,541,400	$1,328,000

        "Audit Fees" are the aggregate fees billed for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. "Audit-related fees" are fees charged for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." This category comprises fees for the audit of agreed-upon procedure engagements and other attestation services subject to regulatory requirements. There were no fees billed for professional services in connection with tax advice, tax planning or other fees not included above for the years ended December 31, 2013 and 2012.

Audit Committee's Pre-Approval Policies and Procedures

        As a wholly-owned subsidiary of CNHI, audit and non-audit services provided by our independent registered public accounting firm are subject to CNHI's Audit Committee pre-approval policies and procedures. During the year ended December 31, 2013, all audit and non-audit services provided by our independent registered public accounting firm were pre-approved in accordance with such policies and procedures (or, for the period prior to September 29, 2013, corresponding policies and procedures of CNH Global's audit committee).

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following documents are filed as part of this report:

  1.
  Financial Statements

  2.
  Financial Statement Schedules

    See table of contents to financial statement and schedules immediately preceding the financial statements and schedules to the consolidated financial statements.

  3.
  Exhibits.

Exhibit	Description
3.1	Certificate of Formation of CNH Industrial Capital LLC dated December 31, 2004, as amended by the Certificate of Amendment to the Certificate of Formation of CNH Industrial Capital LLC dated February 10, 2014.

3.2	Amended and Restated Limited Liability Company Agreement of CNH Industrial Capital LLC, amended on July 7, 2011. (Previously filed as Exhibit 3.2 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

4.1	Indenture, dated as of November 4, 2011, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 6.250% Notes due 2016. (Previously filed as Exhibit 4.1 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

4.2	Indenture, dated as of October 18, 2012, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 3.875% Notes due 2015. (Previously filed as Exhibit 4.1 to the registration statement on Form S-4 of the registrant (File No. 333-185560) and incorporated herein by reference).

4.3	Indenture, dated as of April 8, 2013, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 3.625% Notes due 2018. (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on April 10, 2013 (File No. 333-182411) and incorporated herein by reference).

4.4	Indenture, dated as of October 8, 2013, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 3.250% Notes due 2017. (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on October 9, 2013 (File No. 333-182411) and incorporated herein by reference).

10.1	Support Agreement, dated as of November 4, 2011, by and between CNH Industrial Capital LLC and CNH Global N.V. (Previously filed as Exhibit 10.1 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

Exhibit		Description
10.2		Third Amended and Restated Wholesale and Parts CNH Industrial Capital Financing Agreement, dated November 3, 2011, by and between CNH Industrial America LLC and CNH Industrial Capital America LLC. (Previously filed as Exhibit 10.2 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

10.3		Amended and Restated Wholesale and Parts CNH Industrial Capital Financing Agreement, dated November 3, 2011, by and between CNH Industrial Canada Ltd. and CNH Industrial Capital Canada Ltd. (Previously filed as Exhibit 10.3 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

10.4		Employment Agreement, dated April 6, 2009, by and between Steve C. Bierman and CNH Industrial America LLC. (Previously filed as Exhibit 10.4 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

10.5		Supplemental Support Agreement, dated as of September 27, 2013, by and among CNH Industrial Capital LLC, CNH Global N.V. and CNH Industrial N.V. (formerly known as FI CBM Holdings N.V.). (Previously filed as Exhibit 10.1 to the quarterly report on Form 10-Q of the registrant for the quarter ended September 30, 2013 (File No. 333-182411) and incorporated herein by reference).

12.1		Statement regarding computation of ratio of earnings to fixed charges.

31.1		Certifications of President Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification required by Exchange Act Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101	*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Balance Sheets as of December 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: March 28, 2014	By:	/s/ STEVEN C. BIERMAN
		Name:	Steven C. Bierman
		Title:	Chairman and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN C. BIERMAN Steven C. Bierman	Chairman, President and Director (Principal Executive Officer)	March 28, 2014
/s/ DOUGLAS MACLEOD Douglas MacLeod	Chief Financial Officer and Assistant Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2014
/s/ RICHARD TOBIN Richard Tobin	Director	March 28, 2014

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of CNH Industrial Capital LLC:

        We have audited the accompanying consolidated balance sheets of CNH Industrial Capital LLC and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholder's equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNH Industrial Capital LLC and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 28, 2014

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in thousands)

	2013	2012	2011
REVENUES
Interest income on retail notes and finance leases	$181,342	$178,444	$178,200
Interest income on wholesale notes	63,760	62,213	60,130
Interest and other income from affiliates	414,957	392,463	382,006
Rental income on operating leases	138,937	133,806	137,729
Servicing fee income	532	940	1,747
Other income	58,593	66,138	71,187

Total revenues	858,121	834,004	830,999

EXPENSES
Interest expense:
Interest expense to third parties	233,217	219,561	224,189
Interest expense to affiliates	24,105	34,512	44,645

Total interest expense	257,322	254,073	268,834

Administrative and operating expenses:
Fees charged by affiliates	56,405	61,895	62,945
(Benefit) provision for credit losses, net	(5,904)	44,578	32,853
Other than temporary impairment of retained interests	—	—	815
Depreciation of equipment on operating leases	114,053	107,836	110,314
Other expenses	35,083	35,929	35,651

Total administrative and operating expenses	199,637	250,238	242,578

Total expenses	456,959	504,311	511,412

INCOME BEFORE TAXES	401,162	329,693	319,587
Income tax provision	134,822	116,112	118,053

NET INCOME	266,340	213,581	201,534
Net income attributed to noncontrolling interest	(1,460)	(1,645)	(1,488)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$264,880	$211,936	$200,046

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in thousands)

	2013	2012	2011
NET INCOME	$266,340	$213,581	$201,534
Other comprehensive (loss) income:
Foreign currency translation adjustment	(44,158)	15,084	(12,012)
Pension liability adjustment	1,806	(154)	(388)
Change in unrealized gains on retained interests	(1,632)	(1,358)	(2,602)
Change in derivative financial instruments	3,408	4,360	(1,924)

Total other comprehensive (loss) income	(40,576)	17,932	(16,926)

COMPREHENSIVE INCOME	225,764	231,513	184,608
Less: comprehensive income attributable to noncontrolling interest	(1,460)	(1,645)	(1,488)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$224,304	$229,868	$183,120

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

(Dollars in thousands)

	2013	2012
ASSETS
Cash and cash equivalents	$697,608	$785,913
Restricted cash	784,508	727,186
Receivables, less allowance for credit losses of $101,953 and $122,320, respectively	12,183,281	10,732,276
Retained interests in securitized receivables	2,853	9,271
Affiliated accounts and notes receivable	110,148	95,379
Equipment on operating leases, net	974,307	754,371
Equipment held for sale	40,750	46,650
Goodwill	115,486	117,696
Other intangible assets, net	6,804	4,529
Other assets	70,959	73,258

TOTAL	$14,986,704	$13,346,529

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,289,189	$4,230,237
Accounts payable and other accrued liabilities	490,506	447,298
Affiliated debt	351,004	864,032
Long-term debt	8,345,588	6,321,551

Total liabilities	13,476,287	11,863,118

Commitments and contingent liabilities (Note 13)
Stockholder's equity:
Member's capital	—	—
Paid-in capital	842,182	840,940
Accumulated other comprehensive income	6,072	46,648
Retained earnings	603,735	538,855

Total CNH Industrial Capital LLC stockholder's equity	1,451,989	1,426,443
Noncontrolling interest	58,428	56,968

Total stockholder's equity	1,510,417	1,483,411

TOTAL	$14,986,704	$13,346,529

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

(Dollars in thousands)

        The following table presents certain assets and liabilities of consolidated variable interest entities ("VIEs"), which are included in the consolidated balance sheets above. The assets in the table include only those assets that can be used to settle obligations of consolidated VIEs. The liabilities in the table include third-party liabilities of the consolidated VIEs, for which creditors do not have recourse to the general credit of CNH Industrial Capital LLC.

	2013	2012
Restricted cash	$784,407	$727,086
Receivables, less allowance for credit losses of $75,292 and $73,891, respectively	9,493,634	8,287,642
Equipment on operating leases, net	115,512	125,003

TOTAL	$10,393,553	$9,139,731

Short-term debt (including current maturities of long-term debt)	$4,194,045	$4,081,062
Long-term debt	5,796,434	4,729,901

TOTAL	$9,990,479	$8,810,963

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Dollars in thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$266,340	$213,581	$201,534
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	114,090	107,892	110,440
Amortization of intangibles	1,002	1,010	1,106
(Benefit) provision for credit losses, net	(5,904)	44,578	32,853
Other than temporary impairment of retained interests	—	—	815
Deferred income tax expense	34,897	13,257	58,755
Stock compensation expense	1,242	4,219	—
Changes in components of working capital:
(Increase) decrease in affiliated accounts and notes receivables	(15,938)	99,423	(63,326)
Decrease (increase) in other assets and equipment held for sale	11,739	59,570	(20,360)
Increase (decrease) in accounts payable and other accrued liabilities	10,522	(16,949)	143,285

Net cash from operating activities	417,990	526,581	465,102

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(20,631,860)	(19,639,227)	(18,036,908)
Collections of receivables	19,044,038	18,305,941	17,217,638
(Increase) decrease in restricted cash	(65,756)	43,589	1,986
Purchase of equipment on operating leases	(620,561)	(459,477)	(386,361)
Proceeds from disposal of equipment on operating leases	271,354	249,879	238,025
Capital expenditures for property and equipment and software	(3,320)	(2,314)	(1,026)
Proceeds from disposal of property and equipment	—	—	93

Net cash used in investing activities	(2,006,105)	(1,501,609)	(966,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	1,346,492	1,807,984	533,346
Payment of affiliated debt	(1,854,288)	(1,764,745)	(1,275,856)
Proceeds from issuance of long-term debt	5,872,434	3,963,218	4,101,882
Payment of long-term debt	(3,507,341)	(3,124,109)	(3,543,494)
(Decrease) increase in revolving credit facilities, net	(157,487)	284,500	943,874
Dividends paid to CNH Industrial America LLC	(200,000)	—	(85,000)

Net cash from financing activities	1,499,810	1,166,848	674,752

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(88,305)	191,820	173,301
CASH AND CASH EQUIVALENTS
Beginning of year	785,913	594,093	420,792

End of year	$697,608	$785,913	$594,093

CASH PAID DURING THE YEAR FOR INTEREST	$250,697	$251,590	$267,114

CASH PAID DURING THE YEAR FOR TAXES	$130,271	$85,684	$27,193

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands)

	Company Stockholder
	Member's Capital	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total
BALANCE—January 1, 2011	$—	$836,721	$45,642	$211,873	$53,401	$1,147,637
Net income	—	—	—	200,046	1,488	201,534
Dividend paid to CNH Industrial America LLC	—	—	—	(85,000)	—	(85,000)
Foreign currency translation adjustment	—	—	(12,012)	—	—	(12,012)
Pension liability adjustment, net of tax	—	—	(388)	—	—	(388)
Change in unrealized gain on retained interests, net of tax	—	—	(2,602)	—	—	(2,602)
Change in derivative financial instruments, net of tax	—	—	(1,924)	—	—	(1,924)

BALANCE—December 31, 2011	$—	$836,721	$28,716	$326,919	$54,889	$1,247,245
Net income	—	—	—	211,936	1,645	213,581
Preferred stock issuance	—	—	—	—	434	434
Foreign currency translation adjustment	—	—	15,084	—	—	15,084
Stock compensation	—	4,219	—	—	—	4,219
Pension liability adjustment, net of tax	—	—	(154)	—	—	(154)
Change in unrealized gain on retained interests, net of tax	—	—	(1,358)	—	—	(1,358)
Change in derivative financial instruments, net of tax	—	—	4,360	—	—	4,360

BALANCE—December 31, 2012	$—	$840,940	$46,648	$538,855	$56,968	$1,483,411
Net income	—	—	—	264,880	1,460	266,340
Dividend paid to CNH Industrial America LLC	—	—	—	(200,000)	—	(200,000)
Foreign currency translation adjustment	—	—	(44,158)	—	—	(44,158)
Stock compensation	—	1,242	—	—	—	1,242
Pension liability adjustment, net of tax	—	—	1,806	—	—	1,806
Change in unrealized gain on retained interests, net of tax	—	—	(1,632)	—	—	(1,632)
Change in derivative financial instruments, net of tax	—	—	3,408	—	—	3,408

BALANCE—December 31, 2013	$—	$842,182	$6,072	$603,735	$58,428	$1,510,417

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1: NATURE OF OPERATIONS

        CNH Industrial Capital LLC (formerly known as CNH Capital LLC) and its wholly-owned operating subsidiaries, including New Holland Credit Company, LLC ("New Holland Credit") and CNH Industrial Capital America LLC ("CNH Industrial Capital America"), and its majority-owned operating subsidiary CNH Industrial Capital Canada Ltd. ("CNH Industrial Capital Canada") (collectively, "CNH Industrial Capital" or the "Company"), are each a wholly-owned subsidiary of CNH Industrial America LLC ("CNH Industrial America"), which is an indirect wholly-owned subsidiary of CNH Industrial N.V. ("CNHI" and, together with its consolidated subsidiaries, "CNH Industrial"). CNH Industrial America and CNH Industrial Canada Ltd. (collectively, "CNH Industrial North America") design, manufacture, and sell agricultural and construction equipment. CNH Industrial Capital provides financial services for CNH Industrial North America customers primarily located in the United States and Canada.

        On September 29, 2013, Fiat Industrial S.p.A. and CNH Global N.V. ("CNH Global"), the former indirect parents of CNH Industrial Capital, completed a merger to combine their businesses, with CNHI as the surviving entity. As a result of the merger, CNH Industrial Capital LLC and its primary operating subsidiaries, including CNH Industrial Capital America, New Holland Credit and CNH Industrial Capital Canada, have become indirect wholly-owned subsidiaries of CNHI (with all of the equity interests in CNH Industrial Capital LLC owned by CNHI through intermediate companies, through which CNHI exercises indirect control over CNH Industrial Capital LLC). CNHI is incorporated in and under the laws of The Netherlands. The common shares of CNHI are listed on the New York Stock Exchange under the symbol "CNHI," as well as on the Mercato Telematico Azionario managed by Borsa Italiana S.p.A.

        On February 28, 2014, CNH Capital LLC changed its name to CNH Industrial Capital LLC; CNH Capital America LLC changed its name to CNH Industrial Capital America LLC; and CNH Capital Canada Ltd. changed its name to CNH Industrial Capital Canada Ltd.

        Effective July 1, 2012, CNH Industrial Capital LLC sold its equity interests in CNH Capital Insurance Agency, Inc. and CNH Capital Canada Insurance Agency Ltd. and entered into a five-year master services agreement allowing the buyer to use the "CNH Industrial Capital" name during that period. CNH Industrial Capital LLC received approximately $35,000 in connection with the transaction, primarily representing a prepayment on the master services agreement.

        To support CNH Industrial North America's sales of agricultural and construction equipment products, the Company offers retail financing to end-use customers and wholesale financing to CNH Industrial North America equipment dealers, which are almost entirely independently owned. Wholesale financing consists primarily of dealer floorplan financing and allows dealers the ability to maintain a representative inventory of products. In addition, the Company provides financing to dealers for equipment used in dealer-owned rental yards, parts inventory, working capital, and other financing needs. The Company provides and administers retail financing, primarily retail installment sales contracts, finance leases and operating leases to end-use customers for the purchase or lease of new and used CNH Industrial North America equipment and other agricultural and construction equipment sold primarily through CNH Industrial North America dealers and distributors. In addition, the Company purchases equipment from dealers that is leased to retail customers under operating lease agreements. Customers also use the Company's commercial revolving account products to purchase parts, service, rentals, implements, and attachments from CNH Industrial North America dealers. The Company also finances a variety of insurance and other products for end users and dealers in conjunction with the purchase of new

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 1: NATURE OF OPERATIONS (Continued)

and used equipment. As a captive finance company, the Company is reliant on the operations of CNH Industrial North America, its customers, and end-use customers.

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

Use of Estimates in the Preparation of Financial Statements

        The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Significant estimates in these consolidated financial statements include the allowance for credit losses and residual values of equipment on operating leases. Actual results could differ from those estimates.

Revenue Recognition

        Finance and interest income on retail notes and finance leases and on wholesale notes is recorded using the effective yield method. Deferred costs on the origination of financing receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the effective yield method. Recognition of income on receivables is suspended when management determines that collection of future income is not probable or when an account becomes 120 days delinquent, whichever occurs earlier. Income accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time. The Company applies cash received on nonaccrual financing receivables to first reduce any unrecognized interest and then the recorded investment and any other fees. Receivables are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Delinquency is reported on receivables greater than 30 days past due. Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is determined to be probable that all amounts due will not be collected.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        A substantial portion of the Company's interest income arises from retail sales programs offered by CNH Industrial North America on which finance charges are waived or below-market rate financing programs are offered. When the Company acquires retail installment sales contracts and finance leases subject to below-market interest rates, including waived interest rate financing, the Company is compensated by CNH Industrial North America in an amount equal to the present value of the difference between the payments at the customer rate and the payments at the market rate. This amount is initially recognized as an unearned finance charge and is recognized as interest income over the term of the retail notes and finance leases, and is included in "Interest and other income from affiliates" in the accompanying consolidated statements of income.

        For selected wholesale receivables, CNH Industrial North America compensates the Company for the difference between market interest rates and the amount paid by the dealer. These amounts are included in "Interest and other income from affiliates" in the accompanying consolidated statements of income.

        The Company is also compensated for lending funds to CNH Industrial North America. The amounts earned are included in "Interest and other income from affiliates" in the accompanying consolidated statements of income.

        Income from operating leases is recognized over the term of the lease on a straight-line basis. For selected operating leases, CNH Industrial North America compensates the Company for the difference between market rental rates and the amount paid by the customer. The amounts from CNH Industrial North America recognized as rental income on operating leases are included in "Interest and other income from affiliates."

Foreign Currency Translation

        The Company's non-U.S. subsidiaries maintain their books and accounting records using local currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated into U.S. dollars at period-end exchange rates, and net exchange gains or losses resulting from such translation are included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheets. Income and expense accounts of these non-U.S. subsidiaries are translated at the average exchange rates for the period, and gains and losses from foreign currency transactions are included in net income in the period that they arise.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is determined to be probable that all amounts due will not be collected.

Equipment on Operating Leases

        The Company purchases leases and equipment from CNH Industrial North America dealers and other independent third parties that have leased equipment to retail customers under operating leases. The Company's investment in operating leases is based on the purchase price paid for the equipment. Income from these operating leases is recognized over the term of the lease. The equipment is depreciated on a straight-line basis over the term of the lease to the estimated residual value at lease termination, which is estimated at the inception of the lease. Realization of the residual values is dependent on the Company's future ability to re-market the equipment under then prevailing market conditions. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Management believes that the estimated residual values are realizable. Expenditures for maintenance and repairs are the responsibility of the lessee.

        Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated fair value of the equipment, less cost to sell, and is not depreciated.

Goodwill and Intangible Assets

        Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite useful life and is reviewed for impairment at least annually. During 2013 and 2012, the Company performed its annual impairment review as of December 31, and concluded that there was no impairment in either year. Other intangible assets consist of software and are being amortized on a straight-line basis over five years.

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

Derivatives

        The Company's policy is to enter into derivative transactions to manage exposures that arise in the normal course of business and not for trading or speculative purposes. The Company records derivative financial instruments in the consolidated balance sheets as either an asset or liability measured at fair value. The fair value of the Company's interest rate derivatives is based on discounting expected cash flows, using market interest rates, over the remaining term of the instrument. The fair value of the

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's foreign exchange derivatives is based on quoted market exchange rates, adjusted for the respective interest rate differentials (premiums or discounts). Changes in the fair value of derivative financial instruments are recognized in current income unless specific hedge accounting criteria are met. For derivative financial instruments designated to hedge exposure to changes in the fair value of a recognized asset or liability, the gain or loss is recognized in income in the period of change together with the offsetting loss or gain on the related hedged item. For derivative financial instruments designated to hedge exposure to variable cash flows of a forecasted transaction, the effective portion of the derivative financial instrument's gain or loss is initially reported in accumulated other comprehensive income and is subsequently reclassified into income when the forecasted transaction affects income. The ineffective portion of the gain or loss is reported in income immediately. For derivative financial instruments that are not designated as hedges but held as economic hedges, the gain or loss is recognized immediately into income.

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

New Accounting Pronouncements Adopted in Prior Years

        In June 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on the presentation of comprehensive income in financial statements. The new guidance removed current presentation options and required entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The new reporting required by this accounting guidance has been included in these financial statements.

        On January 1, 2012, the Company adopted FASB Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification ("ASC") 820, Fair Value Measurement. This ASU requires the categorization by level for items that are required to be disclosed at fair value and information about transfers between Level 1 and Level 2 and additional disclosure for Level 3 measurements. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The adoption did not have a material effect on the Company's consolidated financial statements.

New Accounting Pronouncements Adopted in 2013

        In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

position and those subject to an agreement similar to a master netting arrangement. This includes derivatives and other financial securities arrangements. This ASU has been adopted and did not have a material effect on the Company's consolidated financial statements.

        In February 2013, the FASB issued ASU No. 2013-02 ("ASU 2013-02"), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"). Some of the key amendments require the Company to present, either on the face of the statement of operations or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for the Company's annual and interim periods beginning January 1, 2013.

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

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the year ended December 31, 2013:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$58,920	$(8,834)	$3,012	$(13,219)	$39,879
Tax asset (liability)	—	3,286	(1,136)	4,619	6,769

Beginning balance, net of tax	58,920	(5,548)	1,876	(8,600)	46,648
Other comprehensive income before reclassifications	(44,158)	—	—	(774)	(44,932)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,943	(2,624)	6,138	6,457
Tax effects	—	(1,137)	992	(1,956)	(2,101)

Net current-period other comprehensive Income (loss)	(44,158)	1,806	(1,632)	3,408	(40,576)

BALANCE at December 31, 2013	$14,762	$(3,742)	$244	$(5,192)	$6,072

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The reclassifications out of AOCI and the location on the consolidated statements of income for the year ended December 31, 2013 are as follows:

Details about AOCI Components		Affected Line Item
Amortization of defined benefit pension items:
Insignificant items	$(2,943)

	(2,943)	Income before taxes
	1,137	Income tax benefit

	$(1,806)	Net of tax

Unrealized gains on retained interests:
Insignificant items	$2,624

	2,624	Income before taxes
	(992)	Income tax provision

	$1,632	Net of tax

Unrealized losses on derivatives:
	$(6,138)	Interest expense to third parties

	(6,138)	Income before taxes
	2,162	Income tax benefit

	$(3,976)	Net of tax

NOTE 4: RECEIVABLES

        A summary of receivables included in the consolidated balance sheets as of December 31, 2013 and 2012 is as follows:

	2013	2012
Retail note receivables	$986,769	$903,644
Wholesale receivables	362,870	88,763
Finance lease receivables	55,964	62,615
Restricted receivables	10,648,814	9,573,535
Commercial revolving accounts receivables	230,817	226,039

Gross receivables	12,285,234	10,854,596
Less:
Allowance for credit losses	(101,953)	(122,320)

Total receivables, net	$12,183,281	$10,732,276

        The Company provides and administers financing for retail purchases of new and used equipment sold through CNH Industrial North America's dealer network. The terms of retail and other notes and finance

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

leases generally range from two to six years, and interest rates on retail and other notes and finance leases vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America.

        Wholesale receivables arise primarily from the financing of the sale of goods to dealers and distributors by CNH Industrial North America, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have interest-free periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. During the interest-free period, the Company is compensated by CNH Industrial North America for the difference between market interest rates and the amount paid by the dealer. After the expiration of any interest-free period, interest is charged to dealers on outstanding balances until the Company receives payment in full. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. Interest rates are set based on market factors and the prime rate or LIBOR. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH Industrial North America may be obligated to repurchase the dealer's equipment upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2013, 2012 and 2011 relating to the termination of dealer contracts.

        Maturities of retail and other notes, finance leases, wholesale receivables and commercial revolving accounts receivables as of December 31, 2013, are as follows:

2014	$6,223,075
2015	1,974,867
2016	1,675,670
2017	1,315,828
2018 and thereafter	1,095,794

Total receivables	$12,285,234

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

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

        The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected.

        The following table summarizes the restricted and off-book receivables and the related retained interests as of December 31, 2013 and 2012:

	Restricted Receivables		Off-Book Receivables		Retained Interests
	2013	2012	2013	2012	2013	2012
Retail note receivables	$7,431,634	$6,376,211	$13,217	$47,367	$2,853	$9,271
Wholesale receivables	3,210,654	3,176,410	—	—	—	—
Finance lease receivables	6,526	20,914	—	—	—	—

Total	$10,648,814	$9,573,535	$13,217	$47,367	$2,853	$9,271

Retail Receivables Securitizations

        Within the U.S. retail receivables securitization programs, qualifying retail receivables are sold to limited purpose, bankruptcy-remote SPEs. In turn, these SPEs establish separate trusts to which the receivables are transferred in exchange for proceeds from asset-backed securities issued by the trusts. In Canada, the receivables are transferred directly to the trusts. These trusts were determined to be VIEs. In its role as servicer, CNH Industrial Capital has the power to direct the trusts' activities. Through its retained interests, the Company has an obligation to absorb certain losses, or the right to receive certain benefits, that could potentially be significant to the trusts. Consequently, the Company has consolidated these retail trusts.

        During the years ended December 31, 2013 and 2012, the Company executed $4,405,135 and $3,848,008, respectively, in retail asset-backed transactions in the U.S. and Canada. The securities in these transactions are backed by agricultural and construction equipment retail receivable contracts and finance leases originated through CNH Industrial North America's dealer network. As of December 31, 2013, $6,893,949 of asset-backed securities issued to investors was outstanding with a weighted average remaining maturity of 41 months. At December 31, 2012, $5,994,757 of asset-backed securities issued to investors was outstanding with a weighted average remaining maturity of 39 months.

        The Company also may retain all or a portion of the subordinated interests in the SPEs. No recourse provisions exist that allow holders of the asset-backed securities issued by the trusts to put those securities back to the Company although the Company provides customary representations and warranties that could give rise to an obligation to repurchase from the trusts any receivables for which there is a breach of the representations and warranties. Moreover, the Company does not guarantee any securities issued by the

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

trusts. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise of a cleanup-call option by the Company, in its role as servicer.

        The Company also has $1,670,009 in committed asset-backed facilities through which it may sell on a monthly basis retail receivables generated in the United States and Canada. The Company has utilized these facilities in the past to fund the origination of receivables and has later repurchased and resold the receivables in the term ABS markets or found alternative financing for the receivables. The Company believes that it is probable that it will continue to regularly utilize term ABS markets. The U.S. and Canadian facilities had an original funding term of two years and are renewable in September 2015 and December 2015, respectively. To the extent these facilities are not renewed, they will be repaid according to the amortization of the underlying receivables.

        Retail transactions totaling $13,217 and $47,367 as of December 31, 2013 and 2012, respectively, were not included in the Company's consolidated balance sheet.

Wholesale Receivables Securitizations

        With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities which are limited-purpose, bankruptcy-remote SPEs. As of December 31, 2013, debt issued through the U.S. master trust facility consists of five facilities renewable at the discretion of the investors: $200 million renewable March 2014, $200 million senior and related subordinate renewable May 2014, $500 million renewable May 2014, $300 million renewable June 2014 and $200 million renewable July 2014. In addition to the above facilities, the Company, through a U.S. wholesale trust, issued $367,300 of asset-backed notes with a scheduled final bullet payment in August 2016 secured by a revolving pool of U.S. dealer wholesale receivables.

        The Canadian master trust facility consists of a C$586 million ($551 million) facility renewable December 2015 at the discretion of the investor.

        These trusts were determined to be VIEs. In its role as servicer, CNH Industrial Capital has the power to direct the trusts' activities. Through its retained interests, the Company provides security to investors in the event that cash collections from the receivables are not sufficient to make principal and interest payments on the securities. Consequently, CNH Industrial Capital has consolidated these wholesale trusts.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

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

        The Company's allowance for credit losses is segregated into three portfolio segments: retail, wholesale and other. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The retail segment includes retail notes and finance lease receivables. The wholesale segment includes wholesale financing to CNH Industrial North America dealers, and the other portfolio includes the Company's commercial revolving accounts.

        Further, the Company evaluates its portfolio segments by class of receivable: United States and Canada. Typically, the Company's receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. These classes align with management reporting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

        Allowance for credit losses activity for the year ended December 31, 2013 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$102,560	$11,887	$7,873	$122,320
Charge-offs	(14,321)	(238)	(5,780)	(20,339)
Recoveries	3,488	674	3,066	7,228
(Benefit) provision	(2,778)	(4,901)	1,775	(5,904)
Foreign currency translation and other	(1,248)	(59)	(45)	(1,352)

Ending balance	$87,701	$7,363	$6,889	$101,953

Ending balance: individually evaluated for impairment	$12,946	$3,865	$—	$16,811

Ending balance: collectively evaluated for impairment	$74,755	$3,498	$6,889	$85,142

Receivables:
Ending balance	$8,480,893	$3,573,524	$230,817	$12,285,234

Ending balance: individually evaluated for impairment	$44,139	$30,555	$—	$74,694

Ending balance: collectively evaluated for impairment	$8,436,754	$3,542,969	$230,817	$12,210,540

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

        Allowance for credit losses activity for the year ended December 31, 2011 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$73,123	$31,148	$14,459	$118,730
Charge-offs	(27,770)	(12,613)	(12,770)	(53,153)
Recoveries	5,850	447	3,431	9,728
Provision (benefit)	33,353	(6,801)	6,301	32,853
Foreign currency translation and other	(1,323)	(18)	(144)	(1,485)

Ending balance	$83,233	$12,163	$11,277	$106,673

Ending balance: individually evaluated for impairment	$42,879	$10,101	$—	$52,980

Ending balance: collectively evaluated for impairment	$40,354	$2,062	$11,277	$53,693

Receivables:
Ending balance	$6,258,289	$2,972,116	$262,817	$9,493,222

Ending balance: individually evaluated for impairment	$73,920	$56,444	$265	$130,629

Ending balance: collectively evaluated for impairment	$6,184,369	$2,915,672	$262,552	$9,362,593

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

  Platinum—Customers from whom the Company expects minimal, if any, collection or loss activity.

  Gold, Silver, Bronze—Customers defined as those with the potential for collection or loss activity.

        A breakdown of the retail portfolio by the customer's risk grade at the time of origination as of December 31, 2013 and 2012 is as follows:

	2013	2012
Titanium	$4,750,422	$4,038,596
Platinum	2,265,690	1,994,248
Gold	1,239,703	1,124,612
Silver	199,575	185,712
Bronze	25,503	20,216

Total	$8,480,893	$7,363,384

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

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

        A breakdown of the wholesale portfolio by its credit quality indicators as of December 31, 2013 and 2012 is as follows:

	2013	2012
A	$1,981,226	$1,873,495
B	1,236,828	967,849
C	232,101	245,652
D	123,369	178,177

Total	$3,573,524	$3,265,173

        The following tables present information at the level at which management assesses and monitors its credit risk. Receivables are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Delinquency is reported on receivables greater than 30 days past due. The aging of receivables as of December 31, 2013 and 2012 is as follows:

	2013
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$15,167	$5,135	$14,154	$34,456	$7,011,299	$7,045,755	$3,736
Canada	$2,471	$206	$395	$3,072	$1,432,066	$1,435,138	$25
Wholesale
United States	$170	$36	$229	$435	$2,886,444	$2,886,879	$55
Canada	$213	$—	$32	$245	$686,400	$686,645	$13
Total
Retail	$17,638	$5,341	$14,549	$37,528	$8,443,365	$8,480,893	$3,761
Wholesale	$383	$36	$261	$680	$3,572,844	$3,573,524	$68

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

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

        Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of December 31, 2013 and 2012, the Company's recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	2013			2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Retail
United States	$16,640	$16,517	$—	$5,614	$5,597	$—
Canada	$—	$—	$—	$—	$—	$—
Wholesale
United States	$—	$—	$—	$—	$—	$—
Canada	$—	$—	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$26,951	$26,143	$12,757	$42,581	$37,475	$28,266
Canada	$548	$547	$189	$—	$—	$—
Wholesale
United States	$27,693	$27,532	$3,442	$58,826	$58,329	$9,000
Canada	$2,862	$2,851	$423	$2,926	$2,846	$512
Total
Retail	$44,139	$43,207	$12,946	$48,195	$43,072	$28,266
Wholesale	$30,555	$30,383	$3,865	$61,752	$61,175	$9,512

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

        For the years ended December 31, 2013 and 2012, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a thirteen-month average) and the related interest income recognized are as follows:

	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$10,861	$390	$4,671	$88
Canada	$—	$—	$—	$—
Wholesale
United States	$—	$—	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$29,833	$1,234	$51,751	$2,765
Canada	$666	$22	$—	$—
Wholesale
United States	$30,263	$854	$66,418	$2,301
Canada	$3,500	$125	$5,810	$278
Total
Retail	$41,360	$1,646	$56,422	$2,853
Wholesale	$33,763	$979	$72,228	$2,579

        Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of December 31, 2013 and 2012 are as follows:

	2013			2012
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$29,239	$27,532	$56,771	$29,130	$58,329	$87,459
Canada	$918	$2,851	$3,769	$122	$2,846	$2,968

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

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

        As of December 31, 2013, the Company had approximately 765 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $17,472 and the post-modification value was $15,278. A court has determined the concession in 514 of these cases. The pre-modification value of these contracts was $9,298 and the post-modification value was $7,616. As of December 31, 2012, the Company had approximately 1,100 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $40,364 and the post-modification value was $37,850. A court has determined the concession in 609 of these cases. The pre-modification value of these contracts was $11,276 and the post-modification value was $9,521. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease receivable contracts that were modified in a TDR during the previous 12 months ended December 31, 2013 and 2012.

        As of December 31, 2013 and 2012, the Company's wholesale TDR agreements were immaterial.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

Managed Receivables

        Historical loss and delinquency amounts for the Company's managed receivables for 2013 and 2012 are as follows:

	Principal Amount of Receivables at December 31,	Principal More Than 30 Days Delinquent at December 31,	Net Credit Loss (Benefit) for the Year Ending December 31,
2013
Type of receivable:
Retail and other notes and finance leases	$8,724,927	$42,039	$13,898
Wholesale	3,573,524	680	(436)

Total managed receivables	$12,298,451	$42,719	$13,462

Comprised of receivables:
Held in portfolio	$12,285,234
Sold	13,217

Total managed receivables	$12,298,451

2012
Type of receivable:
Retail and other notes and finance leases	$7,636,790	$53,245	$27,834
Wholesale	3,265,173	2,201	1,545

Total managed receivables	$10,901,963	$55,446	$29,379

Comprised of receivables:
Held in portfolio	$10,854,596
Sold	47,367

Total managed receivables	$10,901,963

NOTE 5: EQUIPMENT ON OPERATING LEASES

        A summary of equipment on operating leases as of December 31, 2013 and 2012 is as follows:

	2013	2012
Equipment on operating leases	$1,148,622	$931,536
Accumulated depreciation	(174,315)	(177,165)

Equipment on operating leases, net	$974,307	$754,371

        Depreciation expense totaled $114,053, $107,836 and $110,314 for the years ended December 31, 2013, 2012 and 2011, respectively.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 5: EQUIPMENT ON OPERATING LEASES (Continued)

        Lease payments owed to the Company for equipment under non-cancelable operating leases as of December 31, 2013 are as follows:

2014	$107,573
2015	64,079
2016	29,158
2017	11,823
2018 and thereafter	2,779

Total lease payments	$215,412

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

        Changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Balance, beginning of year	$117,696	$116,830
Foreign currency translation adjustment	(2,210)	866

Balance, end of year	$115,486	$117,696

        Goodwill is tested for impairment at least annually. During 2013 and 2012, the Company performed its annual impairment review as of December 31 and concluded that there were no impairments in either year. The Company has no accumulated impairment losses at December 31, 2013.

        As of December 31, 2013 and 2012, the Company's intangible asset and related accumulated amortization for its software is as follows:

	2013	2012
Software	$29,596	$26,375
Accumulated amortization	(22,792)	(21,846)

Software, net	$6,804	$4,529

        The Company recorded amortization expense of $1,002, $1,010 and $1,106 during 2013, 2012 and 2011, respectively.

        Based on the current amount of software subject to amortization, the estimated annual amortization expense for each of the succeeding five years is as follows: $885 in 2014; $700 in 2015; $551 in 2016; $390 in 2017; and $390 in 2018.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 7: OTHER ASSETS

        The components of other assets as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred debt issuance costs	$45,240	$39,539
Tax receivables	8,917	6,301
Derivative assets	6,189	2,803
Property and equipment, net	151	150
Prepaid assets	53	5,743
Other current assets	10,409	18,722

Total other assets	$70,959	$73,258

NOTE 8: CREDIT FACILITIES AND DEBT

        The following table summarizes the Company's debt and credit facilities, borrowings thereunder and availability at December 31, 2013:

	2013
	Maturity(1)	Total Facility/Debt	Short-Term Outstanding	Current Maturities of Long-Term Outstanding	Long-Term Outstanding	Available
Committed Asset-Backed Facilities
Retail—U.S.	Sep 2015	$1,200,000	$—	$107,147	$443,891	$648,962
Retail—Canada	Dec 2015	470,009	—	37,380	156,422	276,207
Wholesale VFN—U.S.	Various	1,400,000	1,400,000	—	—	—
Wholesale VFN—Canada	Dec 2015	550,615	506,566	—	—	44,049
Leases—U.S.	(2)	99,100	—	18,698	80,402	—

Subtotal		3,719,724	1,906,566	163,225	680,715	969,218
Secured Debt
Wholesale term—U.S.	Aug 2016	367,300	—	—	367,300	—
Amortizing retail term ABS—N.A.	Various	6,872,706	—	2,124,267	4,748,439	—
Other ABS financing—N.A.	Various	145,125	—	95,131	49,994	—

Subtotal		7,385,131	—	2,219,398	5,165,733	—
Unsecured Facilities
Revolving credit facilities	Various	350,000	—	—	—	350,000

Unsecured Debt
Notes(3)	Various	2,349,140	—	—	2,349,140	—
Term loan	July 2016	150,000	—	—	150,000	—

Subtotal		2,499,140	—	—	2,499,140	—

Total credit facilities and debt		$13,953,995	$1,906,566	$2,382,623	$8,345,588	$1,319,218

(1)
Maturity dates reflect maturities of the credit facility which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: CREDIT FACILITIES AND DEBT (Continued)

(2)
Advances under the credit facility ended December 2013; however, the maturities of the debt are due as the underlying leases are collected, which extends beyond 2013.

(3)
Includes adjustment related to fair value hedge of $860.

        A summary of the minimum annual repayments of long-term debt as of December 31, 2013, for 2015 and thereafter is as follows:

2015	$2,801,878
2016	2,549,053
2017	1,695,989
2018	1,232,388
2019 and thereafter	66,280

Total	$8,345,588

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: CREDIT FACILITIES AND DEBT (Continued)

        The following table summarizes the Company's credit facilities, borrowings thereunder and availability at December 31, 2012:

	2012
	Maturity(1)	Total Facility/Debt	Short-Term Outstanding	Current Maturities of Long-Term Outstanding	Long-Term Outstanding	Available
Committed Asset-Backed Facilities
Retail—U.S.	Sep 2014	$1,200,000	$—	$91,598	$274,149	$834,253
Retail—Canada	Dec 2014	502,169	—	65,642	257,658	178,869
Wholesale VFN—U.S.	Various 2013	1,550,000	1,550,000	—	—	—
Wholesale VFN—Canada	Dec 2014	588,291	548,716	—	—	39,575
Leases—U.S.	(2)	100,000	—	14,913	83,286	1,801

Subtotal		3,940,460	2,098,716	172,153	615,093	1,054,498
Secured Debt
Amortizing retail term ABS—N.A.	Various	5,924,946	—	1,810,103	4,114,843	—
Other ABS financing—N.A.	Various	340,880	—	149,265	191,615	—

Subtotal		6,265,826	—	1,959,368	4,306,458	—
Unsecured Facility
Revolving credit facilities	Various	350,000	—	—	—	350,000
Unsecured Debt
Notes	Various	1,250,000	—	—	1,250,000	—
Term loan	July 2016	150,000	—	—	150,000	—

Subtotal		1,400,000	—	—	1,400,000	—

Total credit facilities and debt		$11,956,286	$2,098,716	$2,131,521	$6,321,551	$1,404,498

(1)
Maturity dates reflect maturities of the credit facility which may be different than the maturities of the advances under the facility.

(2)
Advances under the credit facility ended December 2013; however, the maturities of the debt are due as the underlying leases are collected, which extends beyond 2013.

Committed Asset-Backed Facilities

        The Company has access to committed asset-backed facilities through which it may sell its receivables. The Company utilizes retail facilities to fund the origination of retail receivables and has exercised the option to periodically repurchase receivables and resell them in the term ABS markets (shown as "Amortizing retail term ABS—N.A.") or found alternative financing for the receivables. Under these facilities, the maximum amount of proceeds that can be accessed at one time is $1,670,009. In addition, if the receivables sold are not repurchased by the Company, the related debt is paid only as the underlying receivables are collected. Such receivables have maturities not exceeding seven years. The Company believes it is probable that a majority of these receivables will be repurchased and resold in the ABS

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: CREDIT FACILITIES AND DEBT (Continued)

markets. Borrowings against these facilities accrue interest based on prevailing money market or asset-backed commercial paper rates.

        The Company finances a portion of its wholesale receivable portfolio with the issue of Variable Funding Notes ("VFNs") which are privately subscribed by certain bank and asset-backed commercial paper conduits. These notes accrue interest based on prevailing money market or asset-backed commercial paper rates.

Secured Debt

        Borrowings under secured debt bear interest at either floating rates of LIBOR plus an applicable margin or fixed rates.

Unsecured Facilities and Debt

        In July 2011, the Company entered into a $250,000 five-year, unsecured credit facility, consisting of a $150,000 term facility and a $100,000 revolving credit facility, with a final maturity in July 2016.

        In November 2011, the Company issued $500,000 of debt securities at an annual fixed rate of 6.25% due 2016. The notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

        In April 2012, the Company entered into a $250,000, three-year, unsecured revolving credit agreement.

        In October 2012, the Company issued $750,000 of debt securities at an annual fixed rate of 3.875% due 2015. The notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

        In April 2013, the Company issued $600,000 of debt securities at an annual fixed rate of 3.625% due 2018. The notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

        In October 2013, the Company issued $500,000 of debt securities at an annual fixed rate of 3.25% due 2017. The notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

Covenants

        The credit agreements governing the Company's unsecured funding transactions contain covenants that restrict the Company's ability and/or that of its subsidiaries to, among other things, incur additional debt, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, enter into sale or leaseback transactions and/or sell certain assets or merge with or into other companies. In addition, the Company is required to maintain certain coverage levels for leverage and EBITDA, the latter of which is eliminated upon achievement of certain rating levels.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: CREDIT FACILITIES AND DEBT (Continued)

Interest Rates

        The weighted-average interest rate on total short-term debt outstanding at December 31, 2013 and 2012 was 1.1% and 1.2%, respectively. The weighted-average interest rate on total long-term debt (including current maturities of long-term debt) at December 31, 2013 and 2012 was 1.8% and 1.9%, respectively. The average rate is calculated using the actual rates at December 31, 2013 and 2012, weighted by the amount of outstanding borrowings of each debt instrument.

Support Agreement

        Effective as of September 29, 2013, in connection with the merger of CNH Global with and into CNHI, CNHI assumed all of CNH Global's obligations under the support agreement, pursuant to which CNH Global agreed to, among other things, (a) make cash capital contributions to the Company, to the extent necessary to cause the ratio of net earnings available for fixed charges to fixed charges to be not less than 1.05 for each fiscal quarter (with such ratio determined, on a consolidated basis and in accordance with U.S. GAAP, for such fiscal quarter and the immediately preceding three fiscal quarters taken as a whole), (b) generally maintain an ownership of at least 51% of the voting equity interests in the Company and (c) cause the Company to have, as of the end of any fiscal quarter, a consolidated tangible net worth of at least $50 million. The support agreement is not intended to be and is not a guarantee by CNHI of any indebtedness or other obligation of the Company. The obligations of CNHI to the Company pursuant to this support agreement are to the Company only and do not run to, and are not enforceable directly by, any creditor of the Company. The support agreement may be modified, amended or terminated, at CNHI's election, upon thirty days' prior written notice to the Company and the rating agencies, if (a) the modification, amendment or termination would not result in a downgrade of the Company's rated indebtedness; (b) the modification, amendment or notice of termination provides that the support agreement will continue in effect with respect to the Company's rated indebtedness then outstanding; or (c) the Company has no long-term rated indebtedness outstanding.

NOTE 9: INCOME TAXES

        The income and expenses of the Company and certain of its domestic subsidiaries are included in the consolidated income tax return of Case New Holland Inc., a wholly owned subsidiary of CNHI, and parent of CNH Industrial America. The Company's Canadian subsidiaries file separate income tax returns, as do certain domestic subsidiaries. The Company and certain of its domestic subsidiaries are LLCs and, as a result, incur no income tax liability on a stand-alone basis for tax purposes. However, for financial reporting, all tax accounts have been disclosed and the income tax expense is reflective for all of the companies included in the consolidated financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 9: INCOME TAXES (Continued)

        The sources of income before taxes for the years ended December 31, 2013, 2012, and 2011 are as follows, with foreign defined as any income earned outside the United States:

	2013	2012	2011
Domestic	$300,032	$248,461	$243,365
Foreign	101,130	81,232	76,222

Income before taxes	$401,162	$329,693	$319,587

        The provision for income taxes for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Current income tax expense:
Domestic	$77,406	$80,255	$40,866
Foreign	22,519	22,600	18,432

Total current income tax expense	99,925	102,855	59,298

Deferred income tax expense (benefit):
Domestic	29,497	15,848	55,790
Foreign	5,400	(2,591)	2,965

Total deferred income tax expense	34,897	13,257	58,755

Total tax provision	$134,822	$116,112	$118,053

        A reconciliation of CNH's statutory and effective income tax rate for the years ended December 31, 2013, 2012, and 2011 is as follows:

	2013	2012	2011
Tax provision at statutory rate	35.0%	35.0%	35.0%
State taxes	4.5	5.0	6.2
Foreign taxes	(5.0)	(4.7)	(4.4)
Tax contingencies	0.1	(0.3)	0.5
Tax credits and incentives	(0.2)	(0.3)	(0.2)
Tax rate and legislative changes	—	0.7	—
Other	(0.8)	(0.2)	(0.2)

Total tax provision effective rate	33.6%	35.2%	36.9%

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 9: INCOME TAXES (Continued)

        The components of the Company's net deferred tax liability as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Pension, postretirement and post-employment benefits	$3,520	$3,375
Marketing and sales incentive programs	68,770	56,878
Allowance for credit losses	33,784	43,166
Other accrued liabilities	19,814	23,781
Tax loss and tax credit carry forwards	9,114	8,480

Total deferred tax assets	$135,002	$135,680
Deferred tax liability:
Equipment on operating lease	$219,896	$183,574

Deferred tax liability, net(1)	$(84,894)	$(47,894)

(1)
The net deferred tax liability in 2013 and 2012 is included in "Accounts payable and other accrued liabilities" in the accompanying consolidated balance sheets.

        Deferred taxes are provided to reflect timing differences between the financial and tax basis of assets and liabilities and tax carryforwards using currently enacted tax rates and laws. Management believes it is more likely than not the benefit of the deferred tax assets will be realized.

        A reconciliation of the gross amounts of tax contingencies at the beginning and end of the year is as follows:

	2013	2012	2011
Balance, beginning of year	$5,830	$6,907	$4,848
Additions based on tax positions related to the current year	—	—	2,239
Reductions for tax positions of prior years	(367)	(119)	(180)
Settlements	(40)	(958)	—

Balance, end of year	$5,423	$5,830	$6,907

        The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $967.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2013, 2012, and 2011, the Company recognized approximately $307, ($527), and $352, respectively, in interest and penalties. The Company had approximately $2,880, $2,793, and $3,233 for the expected future payment of interest and penalties accrued at December 31, 2013, 2012, and 2011, respectively.

        The Company is currently under various income tax examinations by taxing authorities for years 2003 through 2006 that are anticipated to be completed by the end of 2014. As of December 31, 2013, certain

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 9: INCOME TAXES (Continued)

taxing authorities have proposed adjustments to the Company's transfer pricing/management service fee positions. The Company anticipates that it is reasonably possible to reach a settlement with competent authority by the end of 2014 that may result in a tax deficiency assessment for which there should be correlative relief under competent authority. The potential tax deficiency assessments could have an effect on the Company's 2014 annual cash flows in the range of $3,000 to $4,000. The Company has provided for the unrecognized tax benefits and related competent authority recovery according to current guidance.

        The Company has not provided deferred taxes on $394,000 of undistributed earnings of non-U.S. subsidiaries at December 31, 2013, as the Company's intention continues to be to indefinitely reinvest these earnings in the non-U.S. operations.

        The President of the United States signed the American Taxpayer Relief Act of 2012 on January 2, 2013. Consequently, the lapse of the active financing income exception resulted in a tax detriment of approximately $2,671 in 2012 and a corresponding tax benefit of approximately $2,671 in 2013.

NOTE 10: FINANCIAL INSTRUMENTS

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 10: FINANCIAL INSTRUMENTS (Continued)

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

Interest Rate Derivatives

        The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the years ended December 31, 2013, 2012 and 2011. These amounts are recorded in "Other expenses" in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 52 months. The after-tax losses deferred in accumulated other comprehensive income that will be recognized in interest expense over the next 12 months are approximately $2,809.

        The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company's committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the years ended December 31, 2013, 2012 and 2011.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 10: FINANCIAL INSTRUMENTS (Continued)

        Most of the Company's interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company's interest rate derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company's interest rate derivatives was approximately $2,007,460 and $1,926,633 at December 31, 2013 and 2012, respectively. The thirteen-month average notional amounts as of December 31, 2013 and 2012 were $2,732,953 and $3,166,466, respectively.

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

Financial Statement Impact of the Company's Derivatives

        The fair values of the Company's derivatives as of December 31, 2013 and 2012 in the consolidated balance sheets are recorded as follows:

	2013	2012
Derivatives Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$98	$—
Accounts payable and other accrued liabilities:
Interest rate derivatives	$860	$—
Derivatives Not Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$6,023	$2,788
Foreign exchange contracts	68	15

Total	$6,091	$2,803

Accounts payable and other accrued liabilities:
Interest rate derivatives	$6,023	$2,744
Foreign exchange contracts	—	20

Total	$6,023	$2,764

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 10: FINANCIAL INSTRUMENTS (Continued)

        Pre-tax gains (losses) on the consolidated statements of income related to the Company's derivatives for the years ended December 31, 2013, 2012 and 2011 are recorded in the following accounts:

	2013	2012	2011
Cash Flow Hedges
Recognized in accumulated other comprehensive Income (effective portion)
Interest rate derivatives	$(774)	$(254)	$(19,818)
Reclassified from accumulated other comprehensive income (effective portion)
Interest rate derivatives—Interest expense to third parties	(6,138)	(6,971)	(17,191)
Recognized directly in income (ineffective portion)
Interest rate derivatives—Other expenses	—	20	(278)
Not Designated as Hedges
Interest rate derivatives—Other expenses	$—	$(53)	$(751)
Foreign exchange contracts—Other expenses	(138)	5	—

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 and 2012:

	Level 2		Level 3		Total
	2013	2012	2013	2012	2013	2012
Assets
Interest rate derivatives	$6,121	$2,788	$—	$—	$6,121	$2,788
Foreign exchange contracts	68	15	—	—	68	15
Retained interests	—	—	2,853	9,271	2,853	9,271

Total assets	$6,189	$2,803	$2,853	$9,271	$9,042	$12,074

Liabilities
Interest rate derivatives	$6,883	$2,744	$—	$—	$6,883	$2,744
Foreign exchange contracts	—	20	—	—	—	20

Total liabilities	$6,883	$2,764	$—	$—	$6,883	$2,764

        There were no transfers between Level 1, Level 2 and Level 3 hierarchy levels during the periods presented.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 10: FINANCIAL INSTRUMENTS (Continued)

        The following table presents the changes in the Level 3 fair-value category for the years ended December 31, 2013, 2012 and 2011:

	Retained Interests	Derivative Financial Instruments
Balance at January 1, 2011	$37,914	$(5,375)
Total gains or losses (realized/unrealized):
Included in earnings	299	5,390
Included in other comprehensive income	1,183	—
Settlements	(22,107)	—

Balance at December 31, 2011	$17,289	$15
Total gains or losses (realized/unrealized):
Included in earnings	1,005	65
Included in other comprehensive income	1,635	(80)
Settlements	(10,658)	—

Balance at December 31, 2012	$9,271	$—
Total gains or losses (realized/unrealized):
Included in earnings	856	—
Included in other comprehensive income	(284)	—
Settlements	(6,990)	—

Balance at December 31, 2013	$2,853	$—

Fair Value of Other Financial Instruments

        The carrying amount of cash and cash equivalents, restricted cash, floating-rate affiliated accounts and notes receivable, floating-rate short-term debt, interest payable, short-term affiliated debt and floating-rate long-term debt was assumed to approximate its fair value. Under the fair value hierarchy, cash and cash equivalents and restricted cash are classified as Level 1 and the remainder of the financial instruments listed is classified as Level 2.

Financial Instruments Not Carried at Fair Value

        The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of December 31, 2013 and 2012 are as follows:

	2013		2012
	Carrying Amount	Estimated Fair Value *	Carrying Amount	Estimated Fair Value *
Receivables	$12,183,281	$12,216,915	$10,732,276	$11,074,646
Long-term debt	$8,345,588	$8,457,438	$6,321,551	$6,451,544

*
Under the fair value hierarchy, receivables are classified as Level 3 and long-term debt is classified as Level 2.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 10: FINANCIAL INSTRUMENTS (Continued)

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 11: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        A summary of the Company's reportable segment information is as follows:

	2013	2012	2011
Revenues
United States	$666,776	$644,900	$641,252
Canada	196,479	192,196	189,747
Eliminations	(5,134)	(3,092)	—

Total	$858,121	$834,004	$830,999

Interest expense
United States	$209,435	$202,208	$207,657
Canada	53,021	54,957	61,177
Eliminations	(5,134)	(3,092)	—

Total	$257,322	$254,073	$268,834

Segment net income
United States	$197,707	$152,854	$146,709
Canada	68,633	60,727	54,825

Total	$266,340	$213,581	$201,534

Depreciation and amortization
United States	$81,979	$76,145	$78,568
Canada	33,113	32,757	32,978

Total	$115,092	$108,902	$111,546

Expenditures for equipment on operating leases
United States	$501,599	$355,076	$292,823
Canada	118,962	104,401	93,538

Total	$620,561	$459,477	$386,361

(Benefit) provision for credit losses
United States	$(9,323)	$33,875	$28,974
Canada	3,419	10,703	3,879

Total	$(5,904)	$44,578	$32,853

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 11: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	2013	2012	2011
Segment assets
United States	$12,536,638	$11,016,740	$9,654,594
Canada	2,664,096	2,555,140	2,358,198
Eliminations	(214,030)	(225,351)	(111,641)

Total	$14,986,704	$13,346,529	$11,901,151

Managed portfolio
United States	$10,147,225	$8,849,079	$7,827,253
Canada	2,151,226	2,052,884	1,774,445

Total	$12,298,451	$10,901,963	$9,601,698

NOTE 12: RELATED-PARTY TRANSACTIONS / AFFILIATED DEBT

        The summary of sources included in "Interest and other income from affiliates" in the accompanying consolidated statements of income at December 31, 2013, 2012, and 2011 is as follows:

	2013	2012	2011
Retail subsidy from CNH Industrial North America	$219,171	$209,952	$216,544
Wholesale subsidy:
CNH Industrial North America	158,313	148,997	135,294
Other affiliates	1,584	2,784	1,928
Operating lease subsidy from CNH Industrial North America	35,889	30,376	26,518
Lending funds:
CNH Industrial North America	—	352	1,700
Other affiliates	—	2	22

Total interest and other income from affiliates	$414,957	$392,463	$382,006

        The Company receives compensation from CNH Industrial North America for retail installment sales contracts and finance leases that were created under certain low-rate financing programs and interest waiver programs offered to customers by CNH Industrial North America. Similarly, for selected wholesale receivables, CNH Industrial North America and other affiliates compensate the Company for the difference between market rates and the amount paid by the dealer. For selected operating leases, CNH Industrial North America compensates the Company for the difference between the market rental rates and the amount paid by the customer. The Company is also compensated for lending funds to CNH Industrial North America and other affiliates for various purposes.

        Fees charged by affiliates represent all payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 12: RELATED-PARTY TRANSACTIONS / AFFILIATED DEBT (Continued)

        As of December 31, 2013 and 2012, the Company had various accounts and notes receivable and debt with the following affiliates:

	2013			2012
	Rate	Maturity	Amount	Rate	Maturity	Amount
Affiliated receivables from:
CNH Industrial America	0%	—	$80,786	0%	—	$64,708
CNH Industrial Canada Ltd.	0%	—	17,071	0%	—	17,797
Other affiliates	0%	—	12,291	0%	—	12,874

Total affiliated receivables			$110,148			$95,379

Affiliated debt owed to:
CNH Industrial America	3.92%	2014	$274,525	3.21%	2013	$788,381
CNH Industrial Canada Ltd.	4.97%	2014	76,479	4.05%	2013	60,651
Fiat			—	5.78% - 5.83%	2013	15,000

Total affiliated debt			$351,004			$864,032

        Included in other assets, tax receivables of $6,044 were due from related parties as of December 31, 2013.

        Accounts payable and other accrued liabilities of $3,716 and $42,831, respectively, as of December 31, 2013 and 2012, were payable to related parties. Interest expense to related affiliates was $24,105, $34,512 and $44,645, respectively, for the years ended December 31, 2013, 2012 and 2011.

        CNH Industrial Canada Ltd., an affiliated entity, owns 76,618,488 shares of preferred stock in CNH Industrial Capital Canada, one of the Company's subsidiaries. This is recorded as "Noncontrolling interest" in the stockholder's equity in the accompanying consolidated balance sheets. These shares earn dividends of 12-month LIBOR plus 1.2% per annum. The dividends are accrued annually and are recorded in "Net income attributed to noncontrolling interest" in the consolidated statements of income. The accrued, but not declared, dividends are included in "Noncontrolling interest" in the stockholder's equity in the accompanying consolidated balance sheets.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Legal Matters

        The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

Guarantees

        The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $278,324. The guarantees are in effect for the term of the underlying funding facilities, which have various maturities through 2015.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 13: COMMITMENTS AND CONTINGENCIES (Continued)

Commitments

        As of December 31, 2013, the Company had various agreements to extend credit for the following managed portfolios:

	Total Credit Limit	Utilized	Not Utilized
Commercial revolving accounts	$3,928,608	$226,568	$3,702,040
Wholesale and dealer financing	$5,969,889	$3,430,330	$2,539,559

        The commercial revolving accounts are issued by the Company to retail customers for purchases of parts and services at CNH Industrial North America equipment dealers.

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the "Guarantor Entities"), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of December 31, 2013 and 2012 and for the

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

three years ended December 31, 2013. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

	Condensed Statements of Comprehensive Income for the Year Ended December 31, 2013
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$572	$180,770	$—	$181,342
Interest income wholesale notes		(1,001)	64,761	—	63,760
Interest and other income from affiliates	69,589	214,317	361,773	(230,722)	414,957
Rental income on operating leases	—	80,765	58,172	—	138,937
Servicing fee income	—	86,950	88	(86,506)	532
Other income	—	48,593	10,000	—	58,593

Total revenues	69,589	430,196	675,564	(317,228)	858,121

EXPENSES
Interest expense:
Interest expense to third parties	93,941	17	139,259	—	233,217
Interest expense to affiliates	—	212,552	42,275	(230,722)	24,105

Total interest expense	93,941	212,569	181,534	(230,722)	257,322

Administrative and operating expenses:
Fees charged by affiliates	—	45,403	97,508	(86,506)	56,405
(Benefit) provision for credit losses, net	—	(13,380)	7,476	—	(5,904)
Depreciation of equipment on operating leases	—	64,822	49,231	—	114,053
Other expenses	1	36,575	(1,493)	—	35,083

Total administrative and operating expenses	1	133,420	152,722	(86,506)	199,637

Total expenses	93,942	345,989	334,256	(317,228)	456,959

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(24,353)	84,207	341,308	—	401,162
Income tax (benefit) provision	(9,393)	30,212	114,003	—	134,822
Equity in income of consolidated subsidiaries accounted for under the equity method	279,840	225,845	—	(505,685)	—

NET INCOME	264,880	279,840	227,305	(505,685)	266,340
Net income attributed to noncontrolling interest	—	—	(1,460)	—	(1,460)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$264,880	$279,840	$225,845	$(505,685)	$264,880

COMPREHENSIVE INCOME	$224,304	$239,262	$192,320	$(430,122)	$225,764
Comprehensive income attributed to noncontrolling interest	—	—	(1,460)	—	(1,460)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$224,304	$239,262	$190,860	$(430,122)	$224,304

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of December 31, 2013
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$308,507	$389,101	$—	$697,608
Restricted cash	—	100	784,408	—	784,508
Receivables, less allowance for credit losses	—	1,504,614	10,678,667	—	12,183,281
Retained interests in securitized receivables	—	5,202	2,596	(4,945)	2,853
Affiliated accounts and notes receivable	2,245,308	1,780,263	1,462,388	(5,377,811)	110,148
Equipment on operating leases, net	—	636,383	337,924	—	974,307
Equipment held for sale	—	35,035	5,715	—	40,750
Investments in consolidated subsidiaries accounted for under the equity method	1,703,364	1,931,092	—	(3,634,456)	—
Goodwill and intangible assets	—	88,376	33,914	—	122,290
Other assets	23,142	15,857	31,960	—	70,959

TOTAL	$3,971,814	$6,305,429	$13,726,673	$(9,017,212)	$14,986,704

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$—	$76,869	$4,212,320	$—	$4,289,189
Accounts payable and other accrued liabilities	20,685	2,004,157	798,110	(2,332,446)	490,506
Affiliated debt	—	2,487,997	913,317	(3,050,310)	351,004
Long-term debt	2,499,140	33,042	5,813,406	—	8,345,588

Total liabilities	2,519,825	4,602,065	11,737,153	(5,382,756)	13,476,287
Stockholder's equity	1,451,989	1,703,364	1,989,520	(3,634,456)	1,510,417

TOTAL	$3,971,814	$6,305,429	$13,726,673	$(9,017,212)	$14,986,704

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Year Ended December 31, 2013
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(899,140)	$480,974	$(68,842)	$904,998	$417,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(16,948,609)	(16,438,038)	12,754,787	(20,631,860)
Collections of receivables	—	16,591,756	15,206,469	(12,754,187)	19,044,038
Increase in restricted cash	—	—	(65,756)	—	(65,756)
Purchase of equipment on operating leases, net	—	(270,607)	(78,600)	—	(349,207)
Other investing activities	—	(3,279)	(41)	—	(3,320)

Net cash (used in) from investing activities	—	(630,739)	(1,375,966)	600	(2,006,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	341,327	56,475	(905,598)	(507,796)
Net increase (decrease) in indebtedness	1,099,140	(140,056)	1,248,522	—	2,207,606
Dividends paid to CNH Industrial America LLC	(200,000)	—	—	—	(200,000)

Net cash from financing activities	899,140	201,271	1,304,997	(905,598)	1,499,810

INCREASE (DECRESE) IN CASH AND CASH EQUIVALENTS	—	51,506	(139,811)	—	(88,305)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	257,001	528,912	—	785,913

End of period	$—	$308,507	$389,101	$—	$697,608

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Year Ended December 31, 2012
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$11,488	$166,956	$—	$178,444
Interest income on wholesale notes	—	(830)	63,043	—	62,213
Interest and other income from affiliates	7,437	178,848	354,010	(147,832)	392,463
Rental income on operating leases	—	82,280	51,526	—	133,806
Servicing fee income	—	82,253	137	(81,450)	940
Other income	—	31,495	34,643	—	66,138

Total revenues	7,437	385,534	670,315	(229,282)	834,004

EXPENSES
Interest expense:
Interest expense to third parties	48,848	6,838	163,875	—	219,561
Interest expense to affiliates	255	146,665	35,424	(147,832)	34,512

Total interest expense	49,103	153,503	199,299	(147,832)	254,073

Administrative and operating expenses:
Fees charged by affiliates	—	50,591	92,754	(81,450)	61,895
(Benefit) provision for credit losses, net	—	(563)	45,141	—	44,578
Depreciation of equipment on operating leases	—	65,107	42,729	—	107,836
Other expenses	1	32,999	2,929	—	35,929

Total administrative and operating expenses	1	148,134	183,553	(81,450)	250,238

Total expenses	49,104	301,637	382,852	(229,282)	504,311

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(41,667)	83,897	287,463	—	329,693
Income tax (benefit) provision	(16,327)	33,663	98,776	—	116,112
Equity in income of consolidated subsidiaries accounted for under the equity method	237,276	187,042	—	(424,318)	—

NET INCOME	211,936	237,276	188,687	(424,318)	213,581
Net income attributed to noncontrolling interest	—	—	(1,645)	—	(1,645)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$211,936	$237,276	$187,042	$(424,318)	$211,936

COMPREHENSIVE INCOME	$229,868	$255,208	$204,003	$(457,566)	$231,513
Comprehensive income attributed to noncontrolling interest	—	—	(1,645)	—	(1,645)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$229,868	$255,208	$202,358	$(457,566)	$229,868

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of December 31, 2012
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$257,001	$528,912	$—	$785,913
Restricted cash	—	100	727,086	—	727,186
Receivables, less allowance for credit losses	—	1,136,838	9,595,438	—	10,732,276
Retained interests in securitized receivables	—	5,368	8,248	(4,345)	9,271
Affiliated accounts and notes receivable	1,357,013	1,970,680	1,380,472	(4,612,786)	95,379
Equipment on operating leases, net	—	430,599	323,772	—	754,371
Equipment held for sale	—	39,455	7,195	—	46,650
Investments in consolidated subsidiaries accounted for under the equity method	1,462,859	1,740,138	—	(3,202,997)	—
Goodwill and intangible assets	—	86,095	36,130	—	122,225
Other assets	21,765	(14,998)	66,491	—	73,258

TOTAL	$2,841,637	$5,651,276	$12,673,744	$(7,820,128)	$13,346,529

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$—	$110,557	$4,119,680	$—	$4,230,237
Accounts payable and other accrued liabilities	15,194	1,791,778	1,112,745	(2,472,419)	447,298
Affiliated debt	—	2,146,670	862,074	(2,144,712)	864,032
Long-term debt	1,400,000	139,412	4,782,139	—	6,321,551

Total liabilities	1,415,194	4,188,417	10,876,638	(4,617,131)	11,863,118
Stockholder's equity	1,426,443	1,462,859	1,797,106	(3,202,997)	1,483,411

TOTAL	$2,841,637	$5,651,276	$12,673,744	$(7,820,128)	$13,346,529

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Year Ended December 31, 2012
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(740,547)	$(1,069,674)	$915,730	$1,421,072	$526,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(15,802,666)	(17,733,851)	13,897,290	(19,639,227)
Collections of receivables	—	15,499,698	16,703,466	(13,897,223)	18,305,941
Decrease in restricted cash	—	—	43,589	—	43,589
Purchase of equipment on operating leases, net	—	(118,412)	(91,186)	—	(209,598)
Other investing activities	—	(2,300)	(14)	—	(2,314)

Net cash from (used in) investing activities	—	(423,680)	(1,077,996)	67	(1,501,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	(9,453)	1,543,710	(69,879)	(1,421,139)	43,239
Net increase (decrease) in indebtedness	750,000	(99,563)	473,172	—	1,123,609

Net cash from financing activities	740,547	1,444,147	403,293	(1,421,139)	1,166,848

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(49,207)	241,027	—	191,820
CASH AND CASH EQUIVALENTS:
Beginning of period	—	306,208	287,885	—	594,093

End of period	$—	$257,001	$528,912	$—	$785,913

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Year Ended December 31, 2011
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$17,578	$160,622	$—	$178,200
Interest income on wholesale notes	—	(489)	60,619	—	60,130
Interest and other income from affiliates	—	153,927	346,146	(118,067)	382,006
Rental income on operating leases	—	85,346	52,383	—	137,729
Servicing fee income	—	72,087	514	(70,854)	1,747
Other income	—	29,237	41,950	—	71,187

Total revenues	—	357,686	662,234	(188,921)	830,999

EXPENSES
Interest expense:
Interest expense to third parties	8,184	(755)	216,760	—	224,189
Interest expense to affiliates	190	131,869	30,653	(118,067)	44,645

Total interest expense	8,374	131,114	247,413	(118,067)	268,834

Administrative and operating expenses:
Fees charged by affiliates	—	50,055	83,744	(70,854)	62,945
Provision for credit losses, net	—	31,463	1,390	—	32,853
Other than temporary impairment	—	30	785	—	815
Depreciation of equipment on operating leases	—	66,279	44,035	—	110,314
Other expenses	1	29,213	6,437	—	35,651

Total administrative and operating expenses	1	177,040	136,391	(70,854)	242,578

Total expenses	8,375	308,154	383,804	(188,921)	511,412

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(8,375)	49,532	278,430	—	319,587
Income tax (benefit) provision	(3,282)	18,830	102,505	—	118,053
Equity in income of consolidated subsidiaries accounted for under the equity method	205,139	174,437	—	(379,576)	—

NET INCOME	200,046	205,139	175,925	(379,576)	201,534
Net income attributed to noncontrolling interest	—	—	(1,488)	—	(1,488)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$200,046	$205,139	$174,437	$(379,576)	$200,046

COMPREHENSIVE INCOME	$183,120	$188,213	$160,064	$(346,789)	$184,608
Comprehensive income attributed to noncontrolling interest	—	—	(1,488)	—	(1,488)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$183,120	$188,213	$158,576	$(346,789)	$183,120

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Year Ended December 31, 2011
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(653,183)	$859,941	$235,827	$22,517	$465,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(14,454,152)	(15,762,983)	12,180,227	(18,036,908)
Proceeds from sales and collections of receivables	—	14,525,124	14,871,686	(12,179,172)	17,217,638
Purchase of equipment on operating leases, net	—	(84,523)	(63,813)	—	(148,336)
Other investing activities	—	(933)	1,986	—	1,053

Net cash (used in) from investing activities	—	(14,484)	(953,124)	1,055	(966,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	3,183	(683,368)	(38,753)	(23,572)	(742,510)
Net increase in indebtedness	650,000	28,832	823,430	—	1,502,262
Dividends to CNH Industrial America LLC	—	(85,000)	—	—	(85,000)

Net cash from (used in) financing activities	653,183	(739,536)	784,677	(23,572)	674,752

INCREASE IN CASH AND CASH EQUIVALENTS	—	105,921	67,380	—	173,301
CASH AND CASH EQUIVALENTS:
Beginning of period	—	200,287	220,505	—	420,792

End of period	$—	$306,208	$287,885	$—	$594,093

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 15: SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$205,665	$212,332	$218,187	$221,937	$858,121
Interest expense	59,475	62,932	64,997	69,918	257,322
Administrative and operating expenses	52,587	42,913	52,335	51,802	199,637
Income tax provision	29,743	37,475	35,527	32,077	134,822
Net income attributable to noncontrolling interest	(418)	(357)	(373)	(312)	(1,460)

Net income attributable to CNH Industrial Capital LLC	$63,442	$68,655	$64,955	$67,828	$264,880

	For the Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$203,263	$206,565	$211,059	$213,117	$834,004
Interest expense	65,316	63,574	61,514	63,669	254,073
Administrative and operating expenses	49,507	57,935	62,171	80,625	250,238
Income tax provision	30,877	30,484	30,423	24,328	116,112
Net income attributable to noncontrolling interest	(364)	(388)	(474)	(419)	(1,645)

Net income attributable to CNH Industrial Capital LLC	$57,199	$54,184	$56,477	$44,076	$211,936

NOTE 16: SUBSEQUENT EVENTS

        On February 20, 2014, the Company, through a bankruptcy-remote trust, issued $1,023,017 of amortizing asset-backed notes secured by U.S. retail loan contracts.

        On March 13, 2014, the Company extended the $200,000 wholesale facility under the U.S. master trust to May 2014.

        The Company has declared a dividend of $90,000 to be paid to CNH Industrial America on March 31, 2014.