Form 10-Q
period 2014-03-31
CNH Industrial Capital LLC
filed 2014-05-08
CIK 1552493

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

        As of March 31, 2014, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

*
This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	2014	2013
REVENUES
Interest income on retail notes and finance leases	$48,525	$46,074
Interest income on wholesale notes	15,501	14,659
Interest and other income from affiliates	107,350	98,027
Rental income on operating leases	36,482	33,127
Other income	13,130	13,778

Total revenues	220,988	205,665

EXPENSES
Interest expense:
Interest expense to third parties	61,600	54,163
Interest expense to affiliates	1,528	5,312

Total interest expense	63,128	59,475

Administrative and operating expenses:
Fees charged by affiliates	13,367	15,030
Provision for credit losses, net	1,460	3,499
Depreciation of equipment on operating leases	30,148	27,171
Other expenses	11,011	6,887

Total administrative and operating expenses	55,986	52,587

Total expenses	119,114	112,062

INCOME BEFORE TAXES	101,874	93,603
Income tax provision	34,807	29,743

NET INCOME	67,067	63,860
Net income attributed to noncontrolling interest	(328)	(418)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$66,739	$63,442

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	2014	2013
NET INCOME	$67,067	$63,860
Other comprehensive (loss) income:
Foreign currency translation adjustment	(25,047)	(13,751)
Pension liability adjustment	90	113
Change in unrealized gains on retained interests	(244)	(851)
Change in derivative financial instruments	658	842

Other comprehensive loss	(24,543)	(13,647)

COMPREHENSIVE INCOME	42,524	50,213
Less: comprehensive income attributable to noncontrolling interest	(328)	(418)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$42,196	$49,795

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(Dollars in thousands)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$190,039	$697,608
Restricted cash	659,375	784,508
Receivables, less allowance for credit losses of $100,420 and $101,953, respectively	12,672,449	12,183,281
Retained interests in securitized receivables	—	2,853
Affiliated accounts and notes receivable	15,035	110,148
Equipment on operating leases, net	1,025,416	974,307
Equipment held for sale	36,166	40,750
Goodwill	114,304	115,486
Other intangible assets, net	6,554	6,804
Other assets	62,822	70,959

TOTAL	$14,782,160	$14,986,704

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,382,394	$4,289,189
Accounts payable and other accrued liabilities	554,938	490,506
Affiliated debt	93,132	351,004
Long-term debt	8,288,568	8,345,588

Total liabilities	13,319,032	13,476,287

Commitments and contingent liabilities (Note 10)
Stockholder's equity:
Member's capital	—	—
Paid-in capital	842,369	842,182
Accumulated other comprehensive (loss) income	(18,471)	6,072
Retained earnings	580,474	603,735

Total CNH Industrial Capital LLC stockholder's equity	1,404,372	1,451,989
Noncontrolling interest	58,756	58,428

Total stockholder's equity	1,463,128	1,510,417

TOTAL	$14,782,160	$14,986,704

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(Dollars in thousands)

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

	March 31, 2014	December 31, 2013
Restricted cash	$659,275	$784,407
Receivables, less allowance for credit losses of $78,688 and $75,292, respectively	9,798,581	9,493,634
Equipment on operating leases, net	107,026	115,512

TOTAL	$10,564,882	$10,393,553

Short-term debt (including current maturities of long-term debt)	$4,291,397	$4,194,045
Long-term debt	5,767,480	5,796,434

TOTAL	$10,058,877	$9,990,479

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,067	$63,860
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	30,158	27,179
Amortization of intangibles	255	254
Provision for credit losses	1,460	3,499
Deferred income tax expense	19,806	3,301
Stock compensation expense	187	85
Changes in components of working capital:
Decrease in affiliated accounts and notes receivables	95,099	79,137
Decrease in other assets and equipment held for sale	12,245	18,106
Increase in accounts payable and other accrued liabilities	48,468	27,739

Net cash from operating activities	274,745	223,160

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(4,447,061)	(4,586,662)
Collections of receivables	3,874,458	4,017,037
Decrease in restricted cash	120,726	100,435
Purchase of equipment on operating leases	(152,688)	(132,478)
Proceeds from disposal of equipment on operating leases	63,143	57,624
Capital expenditures for property and equipment	(5)	(2)

Net cash used in investing activities	(541,427)	(544,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	76,091	268,268
Payment of affiliated debt	(330,798)	(610,165)
Proceeds from issuance of long-term debt	1,023,017	1,252,282
Payment of long-term debt	(924,203)	(1,034,569)
Increase in revolving credit facilities, net	5,006	21,392
Dividends paid to CNH Industrial America LLC	(90,000)	—

Net cash used in financing activities	(240,887)	(102,792)

DECREASE IN CASH AND CASH EQUIVALENTS	(507,569)	(423,678)
CASH AND CASH EQUIVALENTS:
Beginning of period	697,608	785,913

End of period	$190,039	$362,235

CASH PAID DURING THE PERIOD FOR INTEREST	$43,310	$44,701

CASH PAID DURING THE PERIOD FOR TAXES	$606	$34,144

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	Company Stockholder
	Member's Capital	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non- Controlling Interest	Total
BALANCE—January 1, 2013	$—	$840,940	$46,648	$538,855	$56,968	$1,483,411
Net income	—	—	—	63,442	418	63,860
Foreign currency translation adjustment	—	—	(13,751)	—	—	(13,751)
Stock compensation	—	85	—	—	—	85
Pension liability adjustment, net of tax	—	—	113	—	—	113
Change in unrealized gain on retained interests, net of tax	—	—	(851)	—	—	(851)
Change in derivative financial instruments, net of tax	—	—	842	—	—	842

BALANCE—March 31, 2013	$—	$841,025	$33,001	$602,297	$57,386	$1,533,709

BALANCE—January 1, 2014	$—	$842,182	$6,072	$603,735	$58,428	$1,510,417
Net income	—	—	—	66,739	328	67,067
Dividend paid to CNH Industrial America LLC	—	—	—	(90,000)	—	(90,000)
Foreign currency translation adjustment	—	—	(25,047)	—	—	(25,047)
Stock compensation	—	187	—	—	—	187
Pension liability adjustment, net of tax	—	—	90	—	—	90
Change in unrealized gain on retained interests, net of tax	—	—	(244)	—	—	(244)
Change in derivative financial instruments, net of tax	—	—	658	—	—	658

BALANCE—March 31, 2014	$—	$842,369	$(18,471)	$580,474	$58,756	$1,463,128

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

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

        On September 29, 2013, Fiat Industrial S.p.A. and CNH Global N.V. ("CNH Global"), the former indirect parents of CNH Industrial Capital, completed a merger to combine their businesses, with CNHI as the surviving entity. As a result of the merger, CNH Industrial Capital LLC and its primary operating subsidiaries, including CNH Industrial Capital America, New Holland Credit and CNH Industrial Capital Canada, have become indirect wholly-owned subsidiaries of CNHI (with all of the equity interests in CNH Industrial Capital LLC owned by CNHI through intermediate companies, through which CNHI exercises indirect control over CNH Industrial Capital LLC). CNHI is incorporated in and under the laws of The Netherlands and its principal office is in Basildon, United Kingdom. The common shares of CNHI are listed on the New York Stock Exchange under the symbol "CNHI," as well as on the Mercato Telematico Azionario managed by Borsa Italiana S.p.A.

        On February 28, 2014, CNH Capital LLC changed its name to CNH Industrial Capital LLC; CNH Capital America LLC changed its name to CNH Industrial Capital America LLC; and CNH Capital Canada Ltd. changed its name to CNH Industrial Capital Canada Ltd.

        The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, which should be read in conjunction with the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, which is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

        None applicable.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

        Accumulated other comprehensive income ("AOCI") is comprised of net income and other adjustments, including foreign currency translation adjustments, pension plan adjustments, changes in fair value of the retained interests in the off-book retail transactions and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. The Company does not provide income taxes on currency translation adjustments ("CTA"), as the historical earnings from the Company's foreign subsidiaries are considered to be permanently reinvested. If current year earnings are repatriated, the amount to be repatriated is determined in U.S. dollars and converted to the equivalent amount of foreign currency at the time of repatriation; therefore, the repatriation of current year earnings will not have an impact on the CTA component of the Company's AOCI balance.

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended March 31, 2014:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$14,762	$(5,891)	$388	$(7,855)	$1,404
Tax asset (liability)	—	2,149	(144)	2,663	4,668

Beginning balance, net of tax	14,762	(3,742)	244	(5,192)	6,072
Other comprehensive (loss) income before reclassifications	(25,047)	—	—	(307)	(25,354)
Amounts reclassified from accumulated other comprehensive (loss) income	—	140	(388)	1,351	1,103
Tax effects	—	(50)	144	(386)	(292)

Net current-period other comprehensive (loss) income	(25,047)	90	(244)	658	(24,543)

BALANCE at March 31, 2014	$(10,285)	$(3,652)	$—	$(4,534)	$(18,471)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended March 31, 2013:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$58,920	$(8,834)	$3,012	$(13,219)	$39,879
Tax asset (liability)	—	3,286	(1,136)	4,619	6,769

Beginning balance, net of tax	58,920	(5,548)	1,876	(8,600)	46,648
Other comprehensive (loss) income before reclassifications	(13,751)	—	(426)	(220)	(14,397)
Amounts reclassified from accumulated other comprehensive (loss) income	—	177	(941)	1,556	792
Tax effects	—	(64)	516	(494)	(42)

Net current-period other comprehensive (loss) income	(13,751)	113	(851)	842	(13,647)

BALANCE at March 31, 2013	$45,169	$(5,435)	$1,025	$(7,758)	$33,001

        The reclassifications out of AOCI and the location on the consolidated statements of income for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013	Affected Line Item
Amortization of defined benefit pension items:
	$(140)	$(177)	Insignificant items

	(140)	(177)	Income before taxes
	50	64	Income tax benefit

	$(90)	$(113)	Net of tax

Unrealized gains on retained interests:
	$388	$941	Insignificant items

	388	941	Income before taxes
	(144)	(355)	Income tax provision

	$244	$586	Net of tax

Unrealized losses on derivatives:
	$(1,351)	$(1,556)	Interest expense to third parties

	(1,351)	(1,556)	Income before taxes
	467	553	Income tax benefit

	$(884)	$(1,003)	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

        A summary of receivables included in the consolidated balance sheets as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
Retail note receivables	$599,996	$986,769
Wholesale receivables	361,328	362,870
Finance lease receivables	51,533	55,964
Restricted receivables	11,527,002	10,648,814
Commercial revolving accounts receivables	233,010	230,817

Gross receivables	12,772,869	12,285,234
Less
Allowance for credit losses	(100,420)	(101,953)

Total receivables, net	$12,672,449	$12,183,281

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        The following table summarizes the restricted and off-book receivables and the related retained interests as of March 31, 2014 and December 31, 2013:

	Restricted Receivables		Off-Book Receivables		Retained Interests
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Retail note receivables	$7,765,630	$7,431,634	$—	$13,217	$—	$2,853
Wholesale receivables	3,756,150	3,210,654	—	—	—	—
Finance lease receivables	5,222	6,526	—	—	—	—

Total	$11,527,002	$10,648,814	$—	$13,217	$—	$2,853

        Within the U.S. retail receivables securitization programs, qualifying retail receivables are sold to limited purpose, bankruptcy remote SPEs. In turn, these SPEs establish separate trusts to which the receivables are transferred in exchange for proceeds from asset backed securities issued by the trusts. In Canada, the receivables are transferred directly to the trusts. These trusts were determined to be VIEs. In its role as servicer, CNH Industrial Capital has the power to direct the trusts' activities. Through its retained interests, the Company has an obligation to absorb certain losses, or the right to receive certain benefits, that could potentially be significant to the trusts. Consequently, the Company has consolidated these retail trusts.

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

        The Company's allowance for credit losses is segregated into three portfolio segments: retail, wholesale and other. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The retail segment includes retail notes and finance lease receivables. The wholesale segment includes wholesale financing to CNH Industrial North America dealers, and the other portfolio includes the Company's commercial revolving accounts ("CRA").

        Further, the Company evaluates its portfolio segments by class of receivable: United States and Canada. Typically, the Company's receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. These classes align with management reporting.

        Allowance for credit losses activity for the three months ended March 31, 2014 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$87,701	$7,363	$6,889	$101,953
Charge-offs	(2,370)	(251)	(1,224)	(3,845)
Recoveries	581	49	536	1,166
Provision	147	516	797	1,460
Foreign currency translation and other	(265)	(26)	(23)	(314)

Ending balance	$85,794	$7,651	$6,975	$100,420

Ending balance: individually evaluated for impairment	$11,602	$4,348	$—	$15,950

Ending balance: collectively evaluated for impairment	$74,192	$3,303	$6,975	$84,470

Receivables:
Ending balance	$8,422,381	$4,117,478	$233,010	$12,772,869

Ending balance: individually evaluated for impairment	$36,832	$37,757	$—	$74,589

Ending balance: collectively evaluated for impairment	$8,385,549	$4,079,721	$233,010	$12,698,280

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        A breakdown of the retail portfolio by the customer's risk grade at the time of origination as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
Titanium	$4,710,613	$4,750,422
Platinum	2,264,696	2,265,690
Gold	1,224,286	1,239,703
Silver	197,756	199,575
Bronze	25,030	25,503

Total	$8,422,381	$8,480,893

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

        A breakdown of the wholesale portfolio by its credit quality indicators as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
A	$2,247,859	$1,981,226
B	1,433,820	1,236,828
C	288,820	232,101
D	146,979	123,369

Total	$4,117,478	$3,573,524

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        The aging of receivables as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$21,683	$7,296	$12,871	$41,850	$7,007,117	$7,048,967	$4,183
Canada	$2,840	$848	$248	$3,936	$1,369,478	$1,373,414	$70
Wholesale
United States	$363	$225	$244	$832	$3,285,448	$3,286,280	$82
Canada	$45	$5	$68	$118	$831,080	$831,198	$68
Total
Retail	$24,523	$8,144	$13,119	$45,786	$8,376,595	$8,422,381	$4,253
Wholesale	$408	$230	$312	$950	$4,116,528	$4,117,478	$150

	December 31, 2013
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$15,167	$5,135	$14,154	$34,456	$7,011,299	$7,045,755	$3,736
Canada	$2,471	$206	$395	$3,072	$1,432,066	$1,435,138	$25
Wholesale
United States	$170	$36	$229	$435	$2,886,444	$2,886,879	$55
Canada	$213	$—	$32	$245	$686,400	$686,645	$13
Total
Retail	$17,638	$5,341	$14,549	$37,528	$8,443,365	$8,480,893	$3,761
Wholesale	$383	$36	$261	$680	$3,572,844	$3,573,524	$68

        Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of March 31, 2014 and December 31,

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

2013, the Company's recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	March 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Retail
United States	$8,909	$8,844	$—	$16,640	$16,517	$—
Canada	$—	$—	$—	$—	$—	$—
Wholesale
United States	$—	$—	$—	$—	$—	$—
Canada	$—	$—	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$27,186	$26,555	$11,341	$26,951	$26,143	$12,757
Canada	$737	$734	$261	$548	$547	$189
Wholesale
United States	$34,960	$34,862	$3,940	$27,693	$27,532	$3,442
Canada	$2,797	$2,778	$408	$2,862	$2,851	$423
Total
Retail	$36,832	$36,133	$11,602	$44,139	$43,207	$12,946
Wholesale	$37,757	$37,640	$4,348	$30,555	$30,383	$3,865

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the three months ended March 31, 2014 and 2013, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a four-month average) and the related interest income recognized are as follows:

	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$9,163	$137	$8,370	$71
Canada	$—	$—	$592	$37
Wholesale
United States	$—	$—	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$28,628	$360	$38,473	$432
Canada	$748	$11	$—	$—
Wholesale
United States	$33,719	$227	$56,620	$601
Canada	$2,796	$28	$1,722	$—
Total
Retail	$38,539	$508	$47,435	$540
Wholesale	$36,515	$255	$58,342	$601

        Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014			December 31, 2013
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$25,825	$34,862	$60,687	$29,239	$27,532	$56,771
Canada	$541	$2,778	$3,319	$918	$2,851	$3,769

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

        As of March 31, 2014, the Company had approximately 770 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $17,800 and the post-modification value was $15,710. A court has determined the concession in 499 of these cases. The pre-modification value of these contracts was $9,117 and the post-modification value was $7,435. As of March 31, 2013, the Company had approximately 1,000 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $27,105 and the post-modification value was $24,437. A court has determined the concession in 590 of these cases. The pre-modification value of these contracts was $10,418 and the post-modification value was $8,686. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease receivable contracts that were modified in a TDR during the previous 12 months ended March 31, 2014 and 2013.

        As of March 31, 2014 and 2013, the Company's wholesale TDR agreements were immaterial.

NOTE 5: DEBT

        On February 20, 2014, the Company, through a bankruptcy-remote trust, issued $1,023,017 of amortizing asset-backed notes secured by U.S. retail loan contracts.

        On March 13, 2014, the Company extended a $200,000 wholesale facility under the U.S. master trust to May 2014.

NOTE 6: INCOME TAXES

        The effective tax rates for the three months ended March 31, 2014 and 2013 were 34.2% and 31.8%, respectively. The lower effective tax rate for the three months ended March 31, 2013 was primarily due to the $2,671 tax benefit recognized in the first quarter 2013 for the enactment of the American Taxpayer Relief Act of 2012 and the change in the geographic mix of income earned within the U.S.

        The Company's provision for income taxes is based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. The 2014 estimated annual tax rate is expected to be lower than the U.S. federal corporate income tax rate of 35% primarily due to profits in tax jurisdictions with lower rates, in addition to favorable changes in certain state income tax legislation.

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

Interest Rate Derivatives

        The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive (loss) income and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the three months ended March 31, 2014 and 2013. These amounts are recorded in "Other expenses" in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 50 months. The after-tax losses deferred in accumulated other comprehensive (loss) income that will be recognized in interest expense over the next 12 months are approximately $2,406.

        The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company's committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three months ended March 31, 2014 and 2013.

        Most of the Company's interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company's interest rate derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company's interest rate derivatives was approximately $3,270,233 and $2,007,460 at March 31, 2014 and December 31, 2013, respectively. The four-month average notional amounts as of March 31, 2014 and 2013 were $2,798,240 and $2,415,146, respectively.

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

Financial Statement Impact of the Company's Derivatives

        The fair values of the Company's derivatives as of March 31, 2014 and December 31, 2013 in the consolidated balance sheets are recorded as follows:

	March 31, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments:
Other assets:	$492	$98
Interest rate derivatives
Accounts payable and other accrued liabilities:
Interest rate derivatives	$213	$860
Derivatives Not Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$8,435	$6,023
Foreign exchange contracts	—	68

Total	$8,435	$6,091

Accounts payable and other accrued liabilities:
Interest rate derivatives	$8,435	$6,023

        Pre-tax gains (losses) on the consolidated statements of income related to the Company's derivatives for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013
Cash Flow Hedges
Losses recognized in accumulated other comprehensive (loss) income (effective portion)
Interest rate derivatives	$(307)	$(220)
Reclassified from accumulated other comprehensive (loss) income (effective portion)
Interest rate derivatives—Interest expense to third parties	(1,351)	(1,556)
Not Designated as Hedges
Interest rate derivatives—Other expenses	$—	$69
Foreign exchange contracts—Other expenses	(150)	—

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

	Level 2		Level 3		Total
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Assets
Interest rate derivatives	$8,927	$6,121	$—	$—	$8,927	$6,121
Foreign exchange contracts	—	68	—	—	—	68
Retained interests	—	—	—	2,853	—	2,853

Total assets	$8,927	$6,189	$—	$2,853	$8,927	$9,042

Liabilities
Interest rate derivatives	$8,648	$6,883	$—	$—	$8,648	$6,883

Total liabilities	$8,648	$6,883	$—	$—	$8,648	$6,883

        There were no transfers between Level 1, Level 2 and Level 3 hierarchy levels during the periods presented.

        The following table presents the changes in the Level 3 fair-value category for the three months ended March 31, 2014 and 2013:

Retained Interests
Balance at January 1, 2013	$9,271
Total gains or losses (realized/unrealized):
Included in earnings	105
Included in other comprehensive (loss) income	(426)
Settlements	(3,353)

Balance at March 31, 2013	$5,597

Balance at January 1, 2014	$2,853
Total gains or losses (realized/unrealized):
Included in earnings	220
Included in other comprehensive (loss) income	—
Settlements	(3,073)

Balance at March 31, 2014	$—

Fair Value of Other Financial Instruments

        The carrying amount of cash and cash equivalents, restricted cash, floating-rate affiliated accounts and notes receivable, floating-rate short-term debt, interest payable and short-term affiliated debt was assumed

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

to approximate its fair value. Under the fair value hierarchy, cash and cash equivalents and restricted cash are classified as Level 1 and the remainder of the financial instruments listed is classified as Level 2.

Financial Instruments Not Carried at Fair Value

        The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value*	Carrying Amount	Estimated Fair Value*
Receivables	$12,672,449	$12,663,280	$12,183,281	$12,216,915
Long-term debt	$8,288,568	$8,386,851	$8,345,588	$8,457,438

*
Under the fair value hierarchy, receivable measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

Financial Assets

        The fair value of receivables was determined by discounting the estimated future payments using a discount rate which includes an estimate for credit risk.

Financial Liabilities

        The fair values of long-term debt were based on current market quotes for identical or similar borrowings and credit risk.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        A summary of the Company's reportable segment information is as follows:

	Three Months Ended March 31,
	2014	2013
Revenues
United States	$175,672	$159,206
Canada	46,516	47,726
Eliminations	(1,200)	(1,267)

Total	$220,988	$205,665

Interest expense
United States	$52,453	$48,623
Canada	11,875	12,119
Eliminations	(1,200)	(1,267)

Total	$63,128	$59,475

Segment net income
United States	$50,399	$40,601
Canada	16,668	23,259

Total	$67,067	$63,860

Depreciation and amortization
United States	$22,122	$19,387
Canada	8,291	8,046

Total	$30,413	$27,433

Expenditures for equipment on operating leases
United States	$131,447	$112,725
Canada	21,241	19,753

Total	$152,688	$132,478

Provision for credit losses (benefit)
United States	$1,071	$3,940
Canada	389	(441)

Total	$1,460	$3,499

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	As of March 31, 2014	As of December 31, 2013
Segment assets
United States	$12,363,998	$12,536,638
Canada	2,633,625	2,664,096
Eliminations	(215,463)	(214,030)

Total	$14,782,160	$14,986,704

Managed receivables
United States	$10,540,125	$10,147,225
Canada	2,232,744	2,151,226

Total	$12,772,869	$12,298,451

NOTE 9: RELATED-PARTY TRANSACTIONS

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

        The summary of sources included in "Interest and other income from affiliates" in the accompanying consolidated statements of income for the three months ended March 31, 2014 and 2013 is as follows:

	2014	2013
Retail subsidy from CNH Industrial North America	$59,502	$54,976
Wholesale subsidy:
CNH Industrial North America	37,825	34,002
Other affiliates	—	814
Operating lease subsidy from CNH Industrial North America	10,023	8,235

Total interest and other income from affiliates	$107,350	$98,027

        Fees charged by affiliates represent payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: RELATED-PARTY TRANSACTIONS (Continued)

        As of March 31, 2014 and December 31, 2013, the Company has various accounts and notes receivable and debt with the following affiliates:

	March 31, 2014	December 31, 2013
Affiliated receivables from:
CNH Industrial America	$2,388	$80,786
CNH Industrial Canada Ltd.	357	17,071
Other affiliates	12,290	12,291

Total affiliated receivables	$15,035	$110,148

Affiliated debt owed to:
CNH Industrial America	$83,323	$274,525
CNH Industrial Canada Ltd.	9,809	76,479

Total affiliated debt	$93,132	$351,004

        Included in other assets, tax receivables of $6,044 were due from related parties as of December 31, 2013. Accounts payable and other accrued liabilities of $90,629 and $3,716, respectively, as of March 31, 2014 and December 31, 2013, were payable to related parties. Interest expense to related affiliates was $1,528 and $5,312, respectively, for the three months ended March 31, 2014 and 2013.

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

Guarantees

        The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $278,263. The guarantees are in effect for the term of the underlying funding facilities, which have various maturities through 2015.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 10: COMMITMENTS AND CONTINGENCIES (Continued)

Commitments

        At March 31, 2014, the Company had various agreements to extend credit for the following managed portfolios:

	Total Credit Limit	Utilized	Not Utilized
Commercial revolving accounts	$3,824,128	$229,170	$3,594,958
Wholesale and dealer financing	$6,044,766	$4,035,362	$2,009,404

        The commercial revolving accounts are issued by the Company to retail customers for purchases of parts and services at CNH Industrial North America equipment dealers.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the "Guarantor Entities"), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Three Months Ended March 31, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$1,716	$46,809	$—	$48,525
Interest income on wholesale notes	—	(271)	15,772	—	15,501
Interest and other income from affiliates	22,043	53,154	94,340	(62,187)	107,350
Rental income on operating leases	—	22,228	14,254	—	36,482
Other income	—	33,807	2,054	(22,731)	13,130

Total revenues	22,043	110,634	173,229	(84,918)	220,988

EXPENSES
Interest expense:
Interest expense to third parties	29,876	(3,772)	35,496	—	61,600
Interest expense to affiliates	—	53,467	10,248	(62,187)	1,528

Total interest expense	29,876	49,695	45,744	(62,187)	63,128

Administrative and operating expenses:
Fees charged by affiliates	—	10,767	25,331	(22,731)	13,367
(Benefit) provision for credit losses	—	(4,170)	5,630	—	1,460
Depreciation of equipment on operating leases	—	18,103	12,045	—	30,148
Other expenses (income)	—	12,016	(1,005)	—	11,011

Total operating expenses	—	36,716	42,001	(22,731)	55,986

Total expenses	29,876	86,411	87,745	(84,918)	119,114

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(7,833)	24,223	85,484	—	101,874
Income tax (benefit) provision	(2,994)	8,642	29,159	—	34,807
Equity in income of consolidated subsidiaries accounted for under the equity method	71,578	55,997	—	(127,575)	—

NET INCOME	66,739	71,578	56,325	(127,575)	67,067
Net income attributed to noncontrolling interest	—	—	(328)	—	(328)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$66,739	$71,578	$55,997	$(127,575)	$66,739

COMPREHENSIVE INCOME	$42,196	$47,035	$35,556	$(82,263)	$42,524
Comprehensive income attributed to noncontrolling interest	—	—	(328)	—	(328)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$42,196	$47,035	$35,228	$(82,263)	$42,196

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of March 31, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$160,121	$29,918	$—	$190,039
Restricted cash	—	100	659,275	—	659,375
Receivables, less allowance for credit losses	—	1,193,962	11,478,487	—	12,672,449
Affiliated accounts and notes receivable	2,172,859	1,787,726	1,452,092	(5,397,642)	15,035
Equipment on operating leases, net	—	700,216	325,200	—	1,025,416
Equipment held for sale	—	26,814	9,352	—	36,166
Investments in consolidated subsidiaries accounted for under the equity method	1,750,586	2,027,609	—	(3,778,195)	—
Goodwill and intangible assets, net	—	88,126	32,732	—	120,858
Other assets	20,618	(14,505)	61,747	(5,038)	62,822

TOTAL	$3,944,063	$5,970,169	$14,048,803	$(9,180,875)	$14,782,160

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$—	$75,454	$4,306,940	$—	$4,382,394
Accounts payable and other accrued liabilities	39,199	1,987,541	942,413	(2,414,215)	554,938
Affiliated debt	—	2,148,161	933,436	(2,988,465)	93,132
Long-term debt	2,500,492	8,427	5,779,649	—	8,288,568

Total liabilities	2,539,691	4,219,583	11,962,438	(5,402,680)	13,319,032
Stockholder's equity	1,404,372	1,750,586	2,086,365	(3,778,195)	1,463,128

TOTAL	$3,944,063	$5,970,169	$14,048,803	$(9,180,875)	$14,782,160

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$88,648	$(15,170)	$263,205	$(61,938)	$274,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(3,678,982)	(4,009,027)	3,240,948	(4,447,061)
Collections of receivables	—	3,993,572	3,121,741	(3,240,855)	3,874,458
Decrease in restricted cash	—	—	120,726	—	120,726
Purchase of equipment on operating leases, net	—	(81,935)	(7,610)	—	(89,545)
Expenditures for property and equipment	—	(5)	—	—	(5)

Net cash from (used in) investing activities	—	232,650	(774,170)	93	(541,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(339,836)	23,284	61,845	(254,707)
Net increase (decrease) in indebtedness	1,352	(26,030)	128,498	—	103,820
Dividends paid to CNH Industrial America LLC	(90,000)	—	—	—	(90,000)

Net cash (used in) from financing activities	(88,648)	(365,866)	151,782	61,845	(240,887)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(148,386)	(359,183)	—	(507,569)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	308,507	389,101	—	697,608

End of period	$—	$160,121	$29,918	$—	$190,039

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Three Months Ended March 31, 2013
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$2,591	$43,483	$—	$46,074
Interest income on wholesale notes	—	(217)	14,876	—	14,659
Interest and other income from affiliates	11,007	44,867	87,270	(45,117)	98,027
Rental income on operating leases	—	18,803	14,324	—	33,127
Other income	—	31,957	2,231	(20,410)	13,778

Total revenues	11,007	98,001	162,184	(65,527)	205,665

EXPENSES
Interest expense:
Interest expense to third parties	18,570	699	34,894	—	54,163
Interest expense to affiliates	—	42,159	8,270	(45,117)	5,312

Total interest expense	18,570	42,858	43,164	(45,117)	59,475

Administrative and operating expenses:
Fees charged by affiliates	—	12,187	23,253	(20,410)	15,030
Provision for credit losses	—	3,182	317	—	3,499
Depreciation of equipment on operating leases	—	15,058	12,113	—	27,171
Other expenses (income)	—	8,010	(1,123)	—	6,887

Total operating expenses	—	38,437	34,560	(20,410)	52,587

Total expenses	18,570	81,295	77,724	(65,527)	112,062

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(7,563)	16,706	84,460	—	93,603
Income tax (benefit) provision	(2,964)	7,741	24,966	—	29,743
Equity in income of consolidated subsidiaries accounted for under the equity method	68,041	59,076	—	(127,117)	—

NET INCOME	63,442	68,041	59,494	(127,117)	63,860
Net income attributed to noncontrolling interest	—	—	(418)	—	(418)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$63,442	$68,041	$59,076	$(127,117)	$63,442

COMPREHENSIVE INCOME	$49,795	$54,394	$48,164	$(102,140)	$50,213
Comprehensive income attributed to noncontrolling interest	—	—	(418)	—	(418)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$49,795	$54,394	$47,746	$(102,140)	$49,795

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2013
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$—	$420,343	$(229,401)	$32,218	$223,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(3,621,374)	(4,267,662)	3,302,374	(4,586,662)
Collections of receivables	—	3,619,151	3,699,933	(3,302,047)	4,017,037
Decrease in restricted cash	—	—	100,435	—	100,435
Purchase of equipment on operating leases, net	—	(55,058)	(19,796)	—	(74,854)
Other investing activities	—	(2)	—	—	(2)

Net cash (used in) from investing activities	—	(57,283)	(487,090)	327	(544,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(360,382)	51,030	(32,545)	(341,897)
Net (decrease) increase in indebtedness	—	(53,992)	293,097	—	239,105

Net cash (used in) from financing activities	—	(414,374)	344,127	(32,545)	(102,792)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(51,314)	(372,364)	—	(423,678)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	257,001	528,912	—	785,913

End of period	$—	$205,687	$156,548	$—	$362,235

NOTE 12: SUBSEQUENT EVENTS

        On April 16, 2014, CNH Industrial Capital entered into a series of agreements with Citibank, N.A. and certain of its affiliates (together, "Citi") whereby Citi will purchase CNH Industrial Capital's portfolio of CRA receivables and Citi will in the future offer a private-label CRA product through CNH Industrial dealers in North America. The transaction is expected to close during the second half of 2014.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Organization

        We offer a range of financial products and services to the dealers and customers of CNH Industrial North America. The principal products offered are retail financing for the purchase or lease of new and used CNH Industrial North America equipment and wholesale financing to CNH Industrial North America dealers. Wholesale financing consists primarily of floor plan financing as well as financing equipment used in dealer-owned rental yards, parts inventory and working capital needs. In addition, we purchase equipment from dealers that is leased to retail customers under operating lease agreements, and we also finance customers' commercial revolving accounts.

Trends and Economic Conditions

        Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended March 31, 2014, CNH Industrial's worldwide agricultural equipment sales decreased 6.0% compared to the three months ended March 31, 2013. CNH Industrial's worldwide construction equipment sales increased 2.7% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

        In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers ("farmers") may affect the majority of our portfolio.

        During the past few years, farm income in North America has experienced some of its highest historical levels. The financing we provide to our borrowers is secured by the financed equipment, which typically has a long useful life and is a key component in the farmers' sources of income. All of these factors contributed to the strong credit performance of our portfolio in recent periods.

        Net income attributable to CNH Industrial Capital LLC was $66.7 million for the three months ended March 31, 2014, compared to $63.4 million for the three months ended March 31, 2013. Net income increased primarily due to a higher average portfolio and stronger financial margins, partially offset by a higher provision for income taxes. At each of March 31, 2014, December 31, 2013, and March 31, 2013, the receivables balance greater than 30 days past due as a percentage of managed receivables was 0.4%.

        Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, capital market disruptions, trade agreements and financial regulatory changes. Significant volatility in the price of certain commodities could also impact CNH Industrial North America's and our results.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

        Revenues for the three months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013	$ Change	% Change
Interest income on retail notes and finance leases	$48,525	$46,074	$2,451	5.3%
Interest income on wholesale notes	15,501	14,659	842	5.7
Interest and other income from affiliates	107,350	98,027	9,323	9.5
Rental income on operating leases	36,482	33,127	3,355	10.1
Other income	13,130	13,778	(648)	(4.7)

Total revenues	$220,988	$205,665	$15,323	7.5%

        Revenues totaled $221.0 million for the three months ended March 31, 2014 compared to $205.7 million for the same period in 2013. A higher average portfolio primarily drove the year-over-year increase, partially offset by a decrease in our average yield. The average yield for retail and other notes, finance leases, wholesale receivables and commercial revolving accounts receivables was 5.5% and 5.8% for the three months ended March 31, 2014 and 2013, respectively.

        Interest income on retail notes and finance leases for the three months ended March 31, 2014 was $48.5 million, representing an increase of $2.5 million from the three months ended March 31, 2013. The increase was primarily due to a $5.9 million favorable impact from higher average earning assets, partially offset by a $3.4 million unfavorable impact from lower interest rates.

        Interest income on wholesale notes for the three months ended March 31, 2014 was $15.5 million, representing an increase of $0.8 million from the three months ended March 31, 2013. The increase was primarily due to the favorable impact from higher average earning assets.

        Interest and other income from affiliates for the three months ended March 31, 2014 was $107.3 million compared to $98.0 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $59.5 million, an increase of $4.5 million from the same period in 2013. The increase was primarily due to higher average earning retail assets. Included in "Interest and other income from affiliates" was compensation for the difference between the market rental rates and the amounts paid by the customers of CNH Industrial North America. For the three months ended March 31, 2014, this compensation was $10.0 million, an increase of $1.8 million from the same period in 2013. This increase was primarily due to higher originations. Compensation from CNH Industrial North America for wholesale marketing programs was $37.8 million compared to $34.0 million for the same period in 2013. The increase was primarily due to higher average earning wholesale assets.

        Rental income on operating leases for the three months ended March 31, 2014 was $36.5 million, an increase of $3.4 million from the same period in 2013. The increase was due to an $8.0 million favorable impact from higher average earning assets, partially offset by a $4.6 million unfavorable impact from lower rates on new and existing operating leases.

        Other income for the three months ended March 31, 2014 was $13.1 million, which was substantially in line with the same period in 2013.

Expenses

        Expenses for the three months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013	$ Change	% Change
Total interest expense	$63,128	$59,475	$3,653	6.1%
Fees charged by affiliates	13,367	15,030	(1,663)	(11.1)
Provision for credit losses	1,460	3,499	(2,039)	(58.3)
Depreciation of equipment on operating leases	30,148	27,171	2,977	11.0
Other expenses	11,011	6,887	4,124	59.9

Total expenses	$119,114	$112,062	$7,052	6.3%

        Interest expense totaled $63.1 million for the three months ended March 31, 2014 compared to $59.5 million for the same period in 2013. The increase was due to a $7.5 million unfavorable impact from higher average total debt partially offset by a $3.8 million favorable impact from lower average interest rates.

        The provision for credit losses was $1.5 million for the three months ended March 31, 2014 compared to $3.5 million for the same period in 2013. The decrease was primarily due to improved portfolio performance.

        The effective tax rates for the three months ended March 31, 2014 and 2013 were 34.2% and 31.8%, respectively. The lower effective tax rate for the three months ended March 31, 2013 was primarily due to the $2,671 tax benefit recognized in the first quarter 2013 for the enactment of the American Taxpayer Relief Act of 2012 and the change in the geographic mix of income earned within the U.S.

Receivables and Equipment on Operating Leases Originated and Held

        Receivable and equipment on operating lease originations for the three months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013	$ Change	% Change
Retail receivables	$964,213	$1,086,165	$(121,952)	(11.2)%
Wholesale receivables	3,290,091	3,315,381	(25,290)	(0.8)
Other	181,730	185,116	(3,386)	(1.8)
Equipment on operating leases	152,688	132,478	20,210	15.3

Total originations	$4,588,722	$4,719,140	$(130,418)	(2.8)%

        Retail and wholesale receivable originations decreased in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to a decrease in unit sales of CNH Industrial North America equipment. The increase in equipment on operating lease originations for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to the mix of financing program initiatives offered.

        Total receivables and equipment on operating leases held as of March 31, 2014, December 31, 2013 and March 31, 2013 were as follows (dollars in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Retail receivables	$8,422,381	$8,480,893	$7,447,188
Wholesale receivables	4,117,478	3,573,524	3,696,980
Other	233,010	230,817	232,964
Equipment on operating leases	1,025,416	974,307	797,842

Total receivables and equipment on operating leases	$13,798,285	$13,259,541	$12,174,974

        The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.5%, 0.4% and 0.5% at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. At those same dates, the total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $26.4 million, $30.2 million and $18.2 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Total wholesale receivables on nonaccrual status were $37.6 million, $30.4 million and $53.1 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

        Total receivable write-off amounts and recoveries, by product for the three months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013
Write-offs:
Retail	$2,370	$2,510
Wholesale	251	63
Other	1,224	1,649

Total write-offs	3,845	4,222

Recoveries:
Retail	(581)	(795)
Wholesale	(49)	(35)
Other	(536)	(849)

Total recoveries	(1,166)	(1,679)

Write-offs, net of recoveries:
Retail	1,789	1,715
Wholesale	202	28
Other	688	800

Total write-offs, net of recoveries	$2,679	$2,543

        Our allowance for credit losses on all receivables financed totaled $100.4 million at March 31, 2014, $102.0 million at December 31, 2013 and $123.0 million at March 31, 2013. The level of the allowance is based on quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, collateral value and credit risk quality. We believe our allowance is sufficient to provide for losses in our receivable portfolio as of March 31, 2014.

Liquidity and Capital Resources

        The following discussion of liquidity and capital resources principally focuses on our statements of cash flows, balance sheets and capitalization. CNH Industrial Capital's current funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments and funding options.

        In the past, securitization has been one of our most economical sources of funding and, therefore, the majority of our originated receivables are securitized, with the cash generated from such receivables utilized to repay the related debt. We expect securitization to continue to represent a substantial portion of our capital structure.

        In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity and capital needs.

        Since 2011, we have accessed the unsecured bond market in order to add more diversity to our funding sources. Our outstanding unsecured senior notes totaled $2.35 billion as of March 31, 2014. We expect continued changes to our funding profile, with less reliance on the securitization market, as costs and terms of accessing the unsecured term market continue to improve.

Cash Flows

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows provided by (used in):
Operating activities	$274,745	$223,160
Investing activities	(541,427)	(544,046)
Financing activities	(240,887)	(102,792)

Net cash decrease	$(507,569)	$(423,678)

        Operating activities in the three months ended March 31, 2014 generated cash of $275 million, compared to $223 million for the same period in 2013, resulting primarily from net income of $67 million, adjusted by depreciation and amortization of $30 million, deferred income tax expense of $20 million and cash from working capital of $156 million. The increase in cash provided by operating activities for the three months ended March 31, 2014 compared to 2013 was primarily due to a $31 million improvement in working capital and an increased adjustment for deferred income tax expense.

        Net cash flows used in investing activities in the three months ended March 31, 2014 totaled $541 million, resulting primarily from a net growth in receivables of $573 million and $153 million in expenditures for equipment on operating leases, partially offset by a decrease in restricted cash of $121 million and proceeds from the sale of equipment on operating leases of $63 million. The cash used in investing activities in the three months ended March 31, 2014 was substantially in line with the cash used in the three months ended March 31, 2013.

        Financing activities in the three months ended March 31, 2014 used cash of $241 million, resulting primarily from net cash paid of $255 million for affiliated debt and a $90 million dividend paid to CNH Industrial America, partially offset by net cash received of $99 million from long-term debt. The increase in cash used in financing activities in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to the dividend paid to CNH Industrial America and lower net cash received from long-term debt, partially offset by decreased net payments of affiliated debt.

Securitization

        CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost-effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Industrial Capital has completed public and private issuances of asset-backed securities in both the U.S. and Canada and, as of March 31, 2014, the amounts outstanding were approximately $7.3 billion.

Committed Asset-Backed Facilities

        CNH Industrial Capital has committed asset-backed facilities with several banks, primarily through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.7 billion at March 31, 2014, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At March 31, 2014, approximately $0.8 billion of funding was available for use under these facilities.

Unsecured Funding and Other Transactions

        As of March 31, 2014, we had outstanding unsecured senior notes of $750 million at an annual fixed rate of 3.875% due 2015, $500 million at an annual fixed rate of 6.250% due 2016, $500 million at an annual fixed rate of 3.250% due 2017 and $600 million at an annual fixed rate of 3.625% due 2018.

        As of March 31, 2014, we had a $250 million, five-year, unsecured credit facility, consisting of a $150 million term facility and a $100 million revolving credit facility, with a final maturity in July 2016. Additionally, as of March 31, 2014, we had a $250 million unsecured credit agreement with a consortium of banks.

Affiliate Sources

        CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various on-book assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. At March 31, 2014, affiliated debt was $0.1 billion, down from $0.4 billion at December 31, 2013.

Equity Position

        Our equity position also supports our capabilities to access various funding sources. Our stockholder's equity at both March 31, 2014 and December 31, 2013 was $1.5 billion.

        On March 31, 2014, CNH Industrial Capital LLC paid a dividend of $90 million to CNH Industrial America.

Liquidity

        The vast majority of CNH Industrial Capital's debt is self-liquidating from the cash generated by the underlying amortizing receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset-backed facilities until refinanced in the term ABS market or with other third-party debt. New wholesale receivables are typically financed through a master trust and funded by variable funding notes or on a term basis. Our liquidity available for use as of March 31, 2014 is as follows (dollars in thousands):

March 31, 2014
Cash, cash equivalents and restricted cash	$849,414
Committed asset-backed facilities	3,676,872
Committed unsecured facilities	350,000

Total cash and facilities	4,876,286
Less: restricted cash	659,375
Less: facilities utilization	2,883,318

Total available for use	$1,333,593

        The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

        In connection with a limited number of funding transactions, we provide financial guarantees to various parties on behalf of certain foreign financial services subsidiaries of CNHI for approximately $278.3 million as of March 31, 2014.

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

Critical Accounting Policies and Estimates

        See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2013 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended March 31, 2014.

New Accounting Pronouncements

        None applicable.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2014. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital's financial position or results of operations.

Item 1A.    Risk Factors

        See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the three months ended March 31, 2014.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit		Description
12.1		Statement regarding computation of ratio of earnings to fixed charges.
31.1		Certifications of President Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification required by Exchange Act Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101	*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (v) Consolidated Statements of Changes in Stockholder's Equity for the three months ended March 31, 2014 and 2013 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: May 8, 2014	By:	/s/ STEVEN C. BIERMAN
		Name:	Steven C. Bierman
		Title:	Chairman and President