Form 10-Q
period 2014-06-30
CNH Industrial Capital LLC
filed 2014-08-04
CIK 1552493

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

        As of June 30, 2014, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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
This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Interest income on retail notes and finance leases	$51,091	$47,336	$99,616	$93,410
Interest income on wholesale notes	17,326	15,718	32,827	30,377
Interest and other income from affiliates	111,749	100,206	219,099	198,233
Rental income on operating leases	39,721	34,045	76,203	67,172
Other income	13,877	15,027	27,007	28,805

Total revenues	233,764	212,332	454,752	417,997

EXPENSES
Interest expense:
Interest expense to third parties	62,774	57,855	124,374	112,018
Interest expense to affiliates	7,895	5,077	9,423	10,389

Total interest expense	70,669	62,932	133,797	122,407

Administrative and operating expenses:
Fees charged by affiliates	12,964	15,378	26,331	30,408
Provision (benefit) for credit losses, net	5,928	(10,859)	7,388	(7,360)
Depreciation of equipment on operating leases	33,403	28,206	63,551	55,377
Other expenses	9,540	10,188	20,551	17,075

Total administrative and operating expenses	61,835	42,913	117,821	95,500

Total expenses	132,504	105,845	251,618	217,907

INCOME BEFORE TAXES	101,260	106,487	203,134	200,090
Income tax provision	32,598	37,475	67,405	67,218

NET INCOME	68,662	69,012	135,729	132,872
Net income attributed to noncontrolling interest	(334)	(357)	(662)	(775)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$68,328	$68,655	$135,067	$132,097

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME	$68,662	$69,012	$135,729	$132,872
Other comprehensive income (loss):
Foreign currency translation adjustment	23,409	(20,363)	(1,638)	(34,114)
Pension liability adjustment	67	115	157	228
Change in unrealized gains on retained interests	—	(439)	(244)	(1,290)
Change in derivative financial instruments	805	1,697	1,463	2,539

Other comprehensive income (loss)	24,281	(18,990)	(262)	(32,637)

COMPREHENSIVE INCOME	92,943	50,022	135,467	100,235
Less: comprehensive income attributable to noncontrolling interest	(334)	(357)	(662)	(775)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$92,609	$49,665	$134,805	$99,460

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(Dollars in thousands)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$158,693	$697,608
Restricted cash	608,123	784,508
Receivables, less allowance for credit losses of $102,215 and $101,953, respectively	13,402,498	12,183,281
Retained interests in securitized receivables	—	2,853
Affiliated accounts and notes receivable	12,306	110,148
Equipment on operating leases, net	1,160,431	974,307
Equipment held for sale	50,727	40,750
Goodwill	115,354	115,486
Other intangible assets, net	6,308	6,804
Other assets	65,428	70,959

TOTAL	$15,579,868	$14,986,704

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,008,600	$4,289,189
Accounts payable and other accrued liabilities	563,750	490,506
Affiliated debt	533,436	351,004
Long-term debt	8,917,758	8,345,588

Total liabilities	14,023,544	13,476,287

Commitments and contingent liabilities (Note 10)
Stockholder's equity:
Member's capital	—	—
Paid-in capital	842,622	842,182
Accumulated other comprehensive income	5,810	6,072
Retained earnings	648,802	603,735

Total CNH Industrial Capital LLC stockholder's equity	1,497,234	1,451,989
Noncontrolling interest	59,090	58,428

Total stockholder's equity	1,556,324	1,510,417

TOTAL	$15,579,868	$14,986,704

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

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

	June 30, 2014	December 31, 2013
Restricted cash	$608,023	$784,407
Receivables, less allowance for credit losses of $77,891 and $75,292, respectively	9,593,206	9,493,634
Equipment on operating leases, net	96,604	115,512

TOTAL	$10,297,833	$10,393,553

Short-term debt (including current maturities of long-term debt)	$3,936,385	$4,194,045
Long-term debt	5,906,444	5,796,434

TOTAL	$9,842,829	$9,990,479

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$135,729	$132,872
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	63,571	55,393
Amortization of intangibles	510	497
Provision (benefit) for credit losses	7,388	(7,360)
Deferred income tax (benefit) expense	(6,763)	182
Stock compensation expense	440	466
Changes in components of working capital:
Decrease in affiliated accounts and notes receivables	97,842	80,782
Decrease in other assets and equipment held for sale	51,146	22,296
Increase (decrease) in accounts payable and other accrued liabilities	27,701	(32,932)

Net cash from operating activities	377,564	252,196

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(9,465,506)	(9,624,583)
Collections of receivables	8,231,504	8,381,198
Decrease in restricted cash	175,894	174,089
Purchase of equipment on operating leases	(388,889)	(263,431)
Proceeds from disposal of equipment on operating leases	138,248	121,184
Capital expenditures for property and equipment	(20)	(66)

Net cash used in investing activities	(1,308,769)	(1,211,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	1,192,548	903,077
Payment of affiliated debt	(1,009,605)	(1,184,666)
Proceeds from issuance of long-term debt	2,915,590	2,984,726
Payment of long-term debt	(2,260,292)	(2,058,315)
Decrease in revolving credit facilities, net	(355,951)	(60,424)
Dividends paid to CNH Industrial America LLC	(90,000)	(200,000)

Net cash from financing activities	392,290	384,398

DECREASE IN CASH AND CASH EQUIVALENTS	(538,915)	(575,015)
CASH AND CASH EQUIVALENTS:
Beginning of period	697,608	785,913

End of period	$158,693	$210,898

CASH PAID DURING THE PERIOD FOR INTEREST	$129,244	$119,536

CASH PAID DURING THE PERIOD FOR TAXES	$20,790	$61,160

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	Company Stockholder
	Member's Capital	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non- Controlling Interest	Total
BALANCE—January 1, 2013	$—	$840,940	$46,648	$538,855	$56,968	$1,483,411
Net income	—	—	—	132,097	775	132,872
Dividend paid to CNH Industrial America LLC	—	—	—	(200,000)	—	(200,000)
Foreign currency translation adjustment	—	—	(34,114)	—	—	(34,114)
Stock compensation	—	466	—	—	—	466
Pension liability adjustment, net of tax	—	—	228	—	—	228
Change in unrealized gain on retained interests, net of tax	—	—	(1,290)	—	—	(1,290)
Change in derivative financial instruments, net of tax	—	—	2,539	—	—	2,539

BALANCE—June 30, 2013	$—	$841,406	$14,011	$470,952	$57,743	$1,384,112

BALANCE—January 1, 2014	$—	$842,182	$6,072	$603,735	$58,428	$1,510,417
Net income	—	—	—	135,067	662	135,729
Dividend paid to CNH Industrial America LLC	—	—	—	(90,000)	—	(90,000)
Foreign currency translation adjustment	—	—	(1,638)	—	—	(1,638)
Stock compensation	—	440	—	—	—	440
Pension liability adjustment, net of tax	—	—	157	—	—	157
Change in unrealized gain on retained interests, net of tax	—	—	(244)	—	—	(244)
Change in derivative financial instruments, net of tax	—	—	1,463	—	—	1,463

BALANCE—June 30, 2014	$—	$842,622	$5,810	$648,802	$59,090	$1,556,324

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

        On September 29, 2013, Fiat Industrial S.p.A. and CNH Global N.V. ("CNH Global"), the former indirect parents of CNH Industrial Capital, completed a merger to combine their businesses, with CNHI as the surviving entity. As a result of the merger, CNH Industrial Capital LLC and its primary operating subsidiaries, including CNH Industrial Capital America, New Holland Credit and CNH Industrial Capital Canada, have become indirect wholly-owned subsidiaries of CNHI (with all of the equity interests in CNH Industrial Capital LLC owned by CNHI through intermediate companies, through which CNHI exercises indirect control over CNH Industrial Capital LLC). CNHI is incorporated in and under the laws of The Netherlands and its principal office is in Basildon, United Kingdom. The common shares of CNHI are listed on the New York Stock Exchange and on the Mercato Telematico Azionario managed by Borsa Italiana S.p.A. under the symbol "CNHI."

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. This guidance will be effective for annual reporting periods beginning after December 15, 2016, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the adoption impact of this ASU on its consolidated financial statements.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended June 30, 2014:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$(10,285)	$(5,751)	$—	$(6,811)	$(22,847)
Tax asset	—	2,099	—	2,277	4,376

Beginning balance, net of tax	(10,285)	(3,652)	—	(4,534)	(18,471)
Other comprehensive (loss) income before reclassifications	23,409	—	—	(222)	23,187
Amounts reclassified from accumulated other comprehensive income	—	108	—	1,503	1,611
Tax effects	—	(41)	—	(476)	(517)

Net current-period other comprehensive income	23,409	67	—	805	24,281

BALANCE at June 30, 2014	$13,124	$(3,585)	$—	$(3,729)	$5,810

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the six months ended June 30, 2014:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$14,762	$(5,891)	$388	$(7,855)	$1,404
Tax asset (liability)	—	2,149	(144)	2,663	4,668

Beginning balance, net of tax	14,762	(3,742)	244	(5,192)	6,072
Other comprehensive loss before reclassifications	(1,638)	—	—	(529)	(2,167)
Amounts reclassified from accumulated other comprehensive (loss) income	—	248	(388)	2,854	2,714
Tax effects	—	(91)	144	(862)	(809)

Net current-period other comprehensive (loss) income	(1,638)	157	(244)	1,463	(262)

BALANCE at June 30, 2014	$13,124	$(3,585)	$—	$(3,729)	$5,810

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended June 30, 2013:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$45,169	$(8,656)	$1,646	$(11,882)	$26,277
Tax asset (liability)	—	3,221	(621)	4,124	6,724

Beginning balance, net of tax	45,169	(5,435)	1,025	(7,758)	33,001
Other comprehensive (loss) income before reclassifications	(20,363)	—	30	786	(19,547)
Amounts reclassified from accumulated other comprehensive (loss) income	—	182	(734)	1,723	1,171
Tax effects	—	(67)	265	(812)	(614)

Net current-period other comprehensive (loss) income	(20,363)	115	(439)	1,697	(18,990)

BALANCE at June 30, 2013	$24,806	$(5,320)	$586	$(6,061)	$14,011

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the six months ended June 30, 2013:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$58,920	$(8,834)	$3,012	$(13,219)	$39,879
Tax asset (liability)	—	3,286	(1,136)	4,619	6,769

Beginning balance, net of tax	58,920	(5,548)	1,876	(8,600)	46,648
Other comprehensive (loss) income before reclassifications	(34,114)	—	(396)	566	(33,944)
Amounts reclassified from accumulated other comprehensive (loss) income	—	359	(1,675)	3,279	1,963
Tax effects	—	(131)	781	(1,306)	(656)

Net current-period other comprehensive (loss) income	(34,114)	228	(1,290)	2,539	(32,637)

BALANCE at June 30, 2013	$24,806	$(5,320)	$586	$(6,061)	$14,011

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The reclassifications out of AOCI and the location on the consolidated statements of income for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	Affected Line Item
Amortization of defined benefit pension items:
	$(108)	$(182)	$(248)	$(359)	Insignificant items

	(108)	(182)	(248)	(359)	Income before taxes
	41	67	91	131	Income tax benefit

	$(67)	$(115)	$(157)	$(228)	Net of tax

Unrealized gains on retained interests:
	$—	$734	$388	$1,675	Insignificant items

	—	734	388	1,675	Income before taxes
	—	(277)	(144)	(632)	Income tax provision

	$—	$457	$244	$1,043	Net of tax

Unrealized losses on derivatives:
	$(1,503)	$(1,723)	$(2,854)	$(3,279)	Interest expense to third parties

	(1,503)	(1,723)	(2,854)	(3,279)	Income before taxes
	536	605	1,003	1,158	Income tax benefit

	$(967)	$(1,118)	$(1,851)	$(2,121)	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

        A summary of receivables included in the consolidated balance sheets as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
Retail note receivables	$723,737	$986,769
Wholesale receivables	358,068	362,870
Finance lease receivables	51,306	55,964
Restricted receivables	12,104,711	10,648,814
Commercial revolving accounts receivables	266,891	230,817

Gross receivables	13,504,713	12,285,234
Less
Allowance for credit losses	(102,215)	(101,953)

Total receivables, net	$13,402,498	$12,183,281

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

        The secured borrowings related to the retail restricted receivables are obligations that are payable as the receivables are collected.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        The following table summarizes the restricted and off-book receivables and the related retained interests as of June 30, 2014 and December 31, 2013:

	Restricted Receivables		Off-Book Receivables		Retained Interests
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Retail note receivables	$7,890,496	$7,431,634	$—	$13,217	$—	$2,853
Wholesale receivables	4,209,923	3,210,654	—	—	—	—
Finance lease receivables	4,292	6,526	—	—	—	—

Total	$12,104,711	$10,648,814	$—	$13,217	$—	$2,853

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

Allowance for Credit Losses

        The allowance for credit losses is the Company's estimate of probable losses for receivables owned by the Company and consists of two components, depending on whether the receivable has been individually identified as being impaired. The first component of the allowance for credit losses covers the receivables specifically reviewed by management for which the Company has determined it is probable that it will not collect all the principal and interest payments as per the terms of the contract. Receivables are individually reviewed for impairment based on, among other items, amounts outstanding, days past due and prior collection history. These receivables are subject to impairment measurement at the loan level based either on the present value of expected future cash flows discounted at the receivables' effective interest rate or the fair value of the collateral for collateral-dependent receivables.

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

        The Company's allowance for credit losses is segregated into three portfolio segments: retail, wholesale and other. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The retail segment includes retail notes and finance lease receivables. The wholesale segment includes wholesale financing to CNH Industrial North America dealers, and the other portfolio includes the Company's commercial revolving accounts ("CRA") receivables.

        Further, the Company evaluates its portfolio segments by class of receivable: United States and Canada. Typically, the Company's receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. These classes align with management reporting.

        Allowance for credit losses activity for the three months ended June 30, 2014 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$85,794	$7,651	$6,975	$100,420
Charge-offs	(3,239)	(548)	(1,486)	(5,273)
Recoveries	674	6	615	1,295
Provision	3,606	458	1,864	5,928
Foreign currency translation and other	(226)	48	23	(155)

Ending balance	$86,609	$7,615	$7,991	$102,215

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        Allowance for credit losses activity for the six months ended June 30, 2014 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$87,701	$7,363	$6,889	$101,953
Charge-offs	(5,609)	(799)	(2,710)	(9,118)
Recoveries	1,255	55	1,151	2,461
Provision	3,753	974	2,661	7,388
Foreign currency translation and other	(491)	22	—	(469)

Ending balance	$86,609	$7,615	$7,991	$102,215

Ending balance: individually evaluated for impairment	$10,731	$4,112	$—	$14,843

Ending balance: collectively evaluated for impairment	$75,878	$3,503	$7,991	$87,372

Receivables:
Ending balance	$8,669,831	$4,567,991	$266,891	$13,504,713

Ending balance: individually evaluated for impairment	$42,268	$58,096	$—	$100,364

Ending balance: collectively evaluated for impairment	$8,627,563	$4,509,895	$266,891	$13,404,349

        Allowance for credit losses activity for the three months ended June 30, 2013 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$102,618	$12,281	$8,125	$123,024
Charge-offs	(2,742)	(64)	(1,280)	(4,086)
Recoveries	987	206	746	1,939
(Benefit) provision	(6,624)	(4,723)	488	(10,859)
Foreign currency translation and other	(537)	(39)	(23)	(599)

Ending balance	$93,702	$7,661	$8,056	$109,419

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        A breakdown of the retail portfolio by the customer's risk grade at the time of origination as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
Titanium	$4,842,060	$4,750,422
Platinum	2,342,269	2,265,690
Gold	1,255,688	1,239,703
Silver	203,450	199,575
Bronze	26,364	25,503

Total	$8,669,831	$8,480,893

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

        A breakdown of the wholesale portfolio by its credit quality indicators as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
A	$2,553,605	$1,981,226
B	1,552,051	1,236,828
C	292,163	232,101
D	170,172	123,369

Total	$4,567,991	$3,573,524

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        The aging of receivables as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$16,200	$6,234	$8,738	$31,172	$7,202,055	$7,233,227	$1,219
Canada	$2,140	$935	$524	$3,599	$1,433,005	$1,436,604	$33
Wholesale
United States	$203	$86	$27	$316	$3,619,238	$3,619,554	$—
Canada	$175	$—	$17	$192	$948,245	$948,437	$—
Total
Retail	$18,340	$7,169	$9,262	$34,771	$8,635,060	$8,669,831	$1,252
Wholesale	$378	$86	$44	$508	$4,567,483	$4,567,991	$—

	December 31, 2013
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$15,167	$5,135	$14,154	$34,456	$7,011,299	$7,045,755	$3,736
Canada	$2,471	$206	$395	$3,072	$1,432,066	$1,435,138	$25
Wholesale
United States	$170	$36	$229	$435	$2,886,444	$2,886,879	$55
Canada	$213	$—	$32	$245	$686,400	$686,645	$13
Total
Retail	$17,638	$5,341	$14,549	$37,528	$8,443,365	$8,480,893	$3,761
Wholesale	$383	$36	$261	$680	$3,572,844	$3,573,524	$68

        Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of June 30, 2014 and December 31,

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

2013, the Company's recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	June 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Retail
United States	$13,459	$13,272	$—	$16,640	$16,517	$—
Canada	$—	$—	$—	$—	$—	$—
Wholesale
United States	$6,812	$6,782	$—	$—	$—	$—
Canada	$—	$—	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$26,833	$26,187	$10,171	$26,951	$26,143	$12,757
Canada	$1,976	$1,972	$560	$548	$547	$189
Wholesale
United States	$24,882	$24,794	$2,755	$27,693	$27,532	$3,442
Canada	$26,402	$23,156	$1,357	$2,862	$2,851	$423
Total
Retail	$42,268	$41,431	$10,731	$44,139	$43,207	$12,946
Wholesale	$58,096	$54,732	$4,112	$30,555	$30,383	$3,865

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the three months ended June 30, 2014 and 2013, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a four-month average) and the related interest income recognized are as follows:

	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$13,683	$120	$8,839	$105
Canada	$—	$—	$588	$4
Wholesale
United States	$7,986	$129	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$27,273	$73	$27,838	$320
Canada	$1,963	$30	$—	$—
Wholesale
United States	$25,891	$125	$19,066	$141
Canada	$28,591	$130	$14,659	$—
Total
Retail	$42,919	$223	$37,265	$429
Wholesale	$62,468	$384	$33,725	$141

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the six months ended June 30, 2014 and 2013, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a seven-month average) and the related interest income recognized are as follows:

	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$13,717	$222	$8,731	$192
Canada	$—	$—	$609	$11
Wholesale
United States	$8,554	$222	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$27,920	$774	$31,240	$768
Canada	$1,857	$75	$—	$—
Wholesale
United States	$24,747	$242	$19,078	$291
Canada	$28,916	$351	$14,389	$108
Total
Retail	$43,494	$1,071	$40,580	$971
Wholesale	$62,217	$815	$33,467	$399

        Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014			December 31, 2013
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$22,957	$24,794	$47,751	$29,239	$27,532	$56,771
Canada	$929	$23,156	$24,085	$918	$2,851	$3,769

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

        As of June 30, 2014, the Company had approximately 715 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $15,715 and the post-modification value was $13,765. A court has determined the concession in 475 of these cases. The pre-modification value of these contracts was $8,648 and the post-modification value was $7,072. As of June 30, 2013, the Company had approximately 900 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $24,637 and the post-modification value was $22,041. A court has determined the concession in 550 of these cases. The pre-modification value of these contracts was $9,074 and the post-modification value was $7,501. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease receivable contracts that were modified in a TDR during the previous 12 months ended June 30, 2014 and 2013.

        As of June 30, 2014 and 2013, the Company's wholesale TDRs were immaterial.

Sale of CRA Receivables

        Effective April 16, 2014, CNH Industrial Capital entered into a series of agreements with Citibank, N.A. and certain of its affiliates (together, "Citi") whereby Citi will purchase CNH Industrial Capital's portfolio of CRA receivables and Citi will, in the future, offer a private-label CRA product through CNH Industrial dealers in North America. The transaction is expected to close during the second half of 2014.

NOTE 5: DEBT

        On May 21, 2014, the Company renewed a $500,000 U.S. wholesale committed asset-backed facility, with a maturity date of May 20, 2015.

        On May 29, 2014, the Company, through a bankruptcy-remote trust, issued C$425,874 ($393,006) of amortizing, asset-backed notes secured by Canadian retail loan contracts.

        On June 11, 2014, the Company, through a bankruptcy-remote trust, issued $999,567 of amortizing, asset-backed notes secured by U.S. retail loan contracts.

        On June 27, 2014, the Company renewed a $250,000 unsecured revolving credit facility with a maturity date of June 27, 2017.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 5: DEBT (Continued)

        On June 30, 2014, the Company completed an offering of $500,000 in aggregate principal amount of its 3.375% unsecured notes due 2019, issued at a price of 99.426%.

        During the second quarter of 2014, the Company elected not to renew two U.S. wholesale committed asset-backed facilities totaling $400,000.

NOTE 6: INCOME TAXES

        The effective tax rates for the three months ended June 30, 2014 and 2013 were 32.2% and 35.2%, respectively. The effective tax rate was 33.2% for the six-month period ended June 30, 2014, compared to 33.6% for the same period in 2013. The lower rates in 2014 were primarily due to the favorable discrete tax benefits recorded in the second quarter and the change in the geographic mix of income earned within the U.S.

        The Company's provision for income taxes is based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. The 2014 estimated annual tax rate is expected to be lower than the U.S. federal corporate income tax rate of 35% primarily due to the geographic mix of income earned within the U.S. and profits in tax jurisdictions with lower tax rates.

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

Interest Rate Derivatives

        The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive (loss) income and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the six months ended June 30, 2014 and 2013. These amounts are recorded in "Other expenses" in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 54 months. The after-tax losses deferred in accumulated other comprehensive (loss) income that will be recognized in interest expense over the next 12 months are approximately $1,938.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

        The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company's committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and six months ended June 30, 2014 and 2013.

        Most of the Company's interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company's interest rate derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company's interest rate derivatives was approximately $3,074,980 and $2,007,460 at June 30, 2014 and December 31, 2013, respectively. The seven-month average notional amounts as of June 30, 2014 and 2013 were $2,954,996 and $2,632,791, respectively.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

Financial Statement Impact of the Company's Derivatives

        The fair values of the Company's derivatives as of June 30, 2014 and December 31, 2013 in the consolidated balance sheets are recorded as follows:

	June 30, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$907	$98
Accounts payable and other accrued liabilities:
Interest rate derivatives	$—	$860
Derivatives Not Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$6,475	$6,023
Foreign exchange contracts	—	68

Total	$6,475	$6,091

Accounts payable and other accrued liabilities:
Interest rate derivatives	$6,475	$6,023
Foreign exchange contracts	24	—

Total	$6,499	$6,023

        Pre-tax gains (losses) on the consolidated statements of income related to the Company's derivatives for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash Flow Hedges
Losses recognized in accumulated other comprehensive (loss) income (effective portion)
Interest rate derivatives	$(222)	$786	$(529)	$566
Reclassified from accumulated other comprehensive (loss) income (effective portion)
Interest rate derivatives—Interest expense to third parties	$(1,503)	$(1,723)	$(2,854)	$(3,279)
Not Designated as Hedges
Interest rate derivatives—Other expenses	$—	$17	$—	$86
Foreign exchange contracts—Other expenses	24	—	(126)	—

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

	Level 2		Level 3		Total
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Assets
Interest rate derivatives	$7,382	$6,121	$—	$—	$7,382	$6,121
Foreign exchange contracts	—	68	—	—	—	68
Retained interests	—	—	—	2,853	—	2,853

Total assets	$7,382	$6,189	$—	$2,853	$7,382	$9,042

Liabilities
Interest rate derivatives	$6,475	$6,883	$—	$—	$6,475	$6,883
Foreign exchange contracts	24	—	—		24	—

Total liabilities	$6,499	$6,883	$—	$—	$6,499	$6,883

        There were no transfers between Level 1, Level 2 and Level 3 hierarchy levels during the periods presented.

        The following table presents the changes in the Level 3 fair-value category for the six months ended June 30, 2014 and 2013:

Retained Interests
Balance at January 1, 2013	$9,271
Total gains or losses (realized/unrealized):
Included in earnings	387
Included in other comprehensive (loss) income	(396)
Settlements	(3,563)

Balance at June 30, 2013	$5,699

Balance at January 1, 2014	$2,853
Total gains or losses (realized/unrealized):
Included in earnings	220
Included in other comprehensive (loss) income	—
Settlements	(3,073)

Balance at June 30, 2014	$—

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

Fair Value of Other Financial Instruments

        The carrying amount of cash and cash equivalents, restricted cash, floating-rate affiliated accounts and notes receivable, floating-rate short-term debt, interest payable and short-term affiliated debt was assumed to approximate its fair value. Under the fair value hierarchy, cash and cash equivalents and restricted cash are classified as Level 1 and the remainder of the financial instruments listed is classified as Level 2.

Financial Instruments Not Carried at Fair Value

        The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value*	Carrying Amount	Estimated Fair Value*
Receivables	$13,402,498	$13,382,485	$12,183,281	$12,216,915
Long-term debt	$8,917,758	$9,002,967	$8,345,588	$8,457,438

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        A summary of the Company's reportable segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
United States	$184,235	$164,465	$359,907	$323,671
Canada	50,761	49,143	97,277	96,869
Eliminations	(1,232)	(1,276)	(2,432)	(2,543)

Total	$233,764	$212,332	$454,752	$417,997

Interest expense
United States	$58,095	$50,825	$110,548	$99,448
Canada	13,806	13,383	25,681	25,502
Eliminations	(1,232)	(1,276)	(2,432)	(2,543)

Total	$70,669	$62,932	$133,797	$122,407

Segment net income
United States	$48,465	$54,763	$98,864	$100,672
Canada	20,197	14,249	36,865	32,200

Total	$68,662	$69,012	$135,729	$132,872

Depreciation and amortization
United States	$25,105	$20,210	$47,227	$39,597
Canada	8,563	8,247	16,854	16,293

Total	$33,668	$28,457	$64,081	$55,890

Expenditures for equipment on operating leases
United States	$201,980	$93,453	$333,427	$206,178
Canada	34,221	37,500	55,462	57,253

Total	$236,201	$130,953	$388,889	$263,431

Provision (benefit) for credit losses
United States	$4,178	$(13,772)	$5,249	$(9,832)
Canada	1,750	2,913	2,139	2,472

Total	$5,928	$(10,859)	$7,388	$(7,360)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	As of June 30, 2014	As of December 31, 2013
Segment assets
United States	$12,971,225	$12,536,638
Canada	2,828,708	2,664,096
Eliminations	(220,065)	(214,030)

Total	$15,579,868	$14,986,704

Managed receivables
United States	$11,084,492	$10,147,225
Canada	2,420,221	2,151,226

Total	$13,504,713	$12,298,451

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

        The summary of sources included in "Interest and other income from affiliates" in the accompanying consolidated statements of income for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Retail subsidy from CNH Industrial North America	$57,324	$53,553	$116,826	$108,529
Wholesale subsidy:
CNH Industrial North America	42,987	37,269	80,812	71,271
Other affiliates	—	514	—	1,328
Operating lease subsidy from CNH Industrial North America	11,438	8,870	21,461	17,105

Total interest and other income from affiliates	$111,749	$100,206	$219,099	$198,233

        Fees charged by affiliates represent payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: RELATED-PARTY TRANSACTIONS (Continued)

        As of June 30, 2014 and December 31, 2013, the Company has various accounts and notes receivable and debt with the following affiliates:

	June 30, 2014	December 31, 2013
Affiliated receivables from:
CNH Industrial America	$16	$80,786
CNH Industrial Canada Ltd.	—	17,071
Other affiliates	12,290	12,291

Total affiliated receivables	$12,306	$110,148

Affiliated debt owed to:
CNH Industrial America	$408,671	$274,525
CNH Industrial Canada Ltd.	124,765	76,479

Total affiliated debt	$533,436	$351,004

        Included in other assets, tax receivables of $6,044 were due from related parties as of December 31, 2013. Accounts payable and other accrued liabilities of $127,541 and $3,716, respectively, as of June 30, 2014 and December 31, 2013, were payable to related parties. Interest expense to related affiliates was $7,895 and $5,077, respectively, for the three months ended June 30, 2014 and 2013 and $9,423 and $10,389, respectively, for the six months ended June 30, 2014 and 2013.

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

Guarantees

        The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $273,626. The guarantees are in effect for the term of the underlying funding facilities, which have various maturities through 2015.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 10: COMMITMENTS AND CONTINGENCIES (Continued)

Commitments

        At June 30, 2014, the Company had various agreements to extend credit for the following managed portfolios:

	Total Credit Limit	Utilized	Not Utilized
Commercial revolving accounts	$3,814,823	$264,035	$3,550,788
Wholesale and dealer financing	$6,263,263	$4,495,252	$1,768,011

        The commercial revolving accounts are issued by the Company to retail customers for purchases of parts and services at CNH Industrial North America equipment dealers.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the "Guarantor Entities"), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several, and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Three Months Ended June 30, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$3,389	$47,702	$—	$51,091
Interest income on wholesale notes	—	(321)	17,647	—	17,326
Interest and other income from affiliates	21,301	55,401	98,875	(63,828)	111,749
Rental income on operating leases	—	25,350	14,371	—	39,721
Other income	—	36,223	1,911	(24,257)	13,877

Total revenues	21,301	120,042	180,506	(88,085)	233,764

EXPENSES
Interest expense:
Interest expense to third parties	29,076	(508)	34,206	—	62,774
Interest expense to affiliates	—	60,023	11,700	(63,828)	7,895

Total interest expense	29,076	59,515	45,906	(63,828)	70,669

Administrative and operating expenses:
Fees charged by affiliates	—	10,619	26,602	(24,257)	12,964
Provision for credit losses	—	2,880	3,048	—	5,928
Depreciation of equipment on operating leases	—	21,389	12,014	—	33,403
Other expenses (income)	—	7,716	1,824	—	9,540

Total operating expenses	—	42,604	43,488	(24,257)	61,835

Total expenses	29,076	102,119	89,394	(88,085)	132,504

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(7,775)	17,923	91,112	—	101,260
Income tax (benefit) provision	(2,981)	7,105	28,474	—	32,598
Equity in income of consolidated subsidiaries accounted for under the equity method	73,122	62,304	—	(135,426)	—

NET INCOME	68,328	73,122	62,638	(135,426)	68,662
Net income attributed to noncontrolling interest	—	—	(334)	—	(334)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$68,328	$73,122	$62,304	$(135,426)	$68,328

COMPREHENSIVE INCOME	$92,609	$97,403	$83,482	$(180,551)	$92,943
Comprehensive income attributed to noncontrolling interest	—	—	(334)	—	(334)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$92,609	$97,403	$83,148	$(180,551)	$92,609

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Six Months Ended June 30, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$5,105	$94,511	$—	$99,616
Interest income on wholesale notes	—	(592)	33,419	—	32,827
Interest and other income from affiliates	43,344	108,555	193,215	(126,015)	219,099
Rental income on operating leases	—	47,578	28,625	—	76,203
Other income	—	70,030	3,965	(46,988)	27,007

Total revenues	43,344	230,676	353,735	(173,003)	454,752

EXPENSES
Interest expense:
Interest expense to third parties	58,952	(4,280)	69,702	—	124,374
Interest expense to affiliates	—	113,490	21,948	(126,015)	9,423

Total interest expense	58,952	109,210	91,650	(126,015)	133,797

Administrative and operating expenses:
Fees charged by affiliates	—	21,386	51,933	(46,988)	26,331
(Benefit) provision for credit losses	—	(1,290)	8,678	—	7,388
Depreciation of equipment on operating leases	—	39,492	24,059	—	63,551
Other expenses (income)	—	19,732	819	—	20,551

Total operating expenses	—	79,320	85,489	(46,988)	117,821

Total expenses	58,952	188,530	177,139	(173,003)	251,618

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(15,608)	42,146	176,596	—	203,134
Income tax (benefit) provision	(5,975)	15,747	57,633	—	67,405
Equity in income of consolidated subsidiaries accounted for under the equity method	144,700	118,301	—	(263,001)	—

NET INCOME	135,067	144,700	118,963	(263,001)	135,729
Net income attributed to noncontrolling interest	—	—	(662)	—	(662)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$135,067	$144,700	$118,301	$(263,001)	$135,067

COMPREHENSIVE INCOME	$134,805	$144,438	$119,038	$(262,814)	$135,467
Comprehensive income attributed to noncontrolling interest	—	—	(662)	—	(662)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$134,805	$144,438	$118,376	$(262,814)	$134,805

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of June 30, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$142,643	$16,050	$—	$158,693
Restricted cash	—	100	608,023	—	608,123
Receivables, less allowance for credit losses	—	1,306,262	12,096,236	—	13,402,498
Affiliated accounts and notes receivable	2,645,667	2,396,379	1,535,322	(6,565,062)	12,306
Equipment on operating leases, net	—	827,858	332,573	—	1,160,431
Equipment held for sale	—	39,600	11,127	—	50,727
Investments in consolidated subsidiaries accounted for under the equity method	1,848,243	2,252,991	—	(4,101,234)	—
Goodwill and intangible assets, net	—	87,880	33,782	—	121,662
Other assets	24,692	(13,660)	60,536	(6,140)	65,428

TOTAL	$4,518,602	$7,040,053	$14,693,649	$(10,672,436)	$15,579,868

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$—	$58,567	$3,950,033	$—	$4,008,600
Accounts payable and other accrued liabilities	23,329	2,110,101	1,533,254	(3,102,934)	563,750
Affiliated debt	—	3,018,202	983,502	(3,468,268)	533,436
Long-term debt	2,998,039	4,940	5,914,779	—	8,917,758

Total liabilities	3,021,368	5,191,810	12,381,568	(6,571,202)	14,023,544
Stockholder's equity	1,497,234	1,848,243	2,312,081	(4,101,234)	1,556,324

TOTAL	$4,518,602	$7,040,053	$14,693,649	$(10,672,436)	$15,579,868

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(408,899)	$(617,000)	$986,700	$416,763	$377,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(7,833,353)	(8,054,568)	6,422,415	(9,465,506)
Collections of receivables	—	8,031,668	6,621,055	(6,421,219)	8,231,504
Decrease in restricted cash	—	—	175,894	—	175,894
Purchase of equipment on operating leases, net	—	(230,967)	(19,674)	—	(250,641)
Expenditures for property and equipment	—	(14)	(6)	—	(20)

Net cash (used in) from investing activities	—	(32,666)	(1,277,299)	1,196	(1,308,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	530,205	70,697	(417,959)	182,943
Net increase (decrease) in indebtedness	498,899	(46,403)	(153,149)	—	299,347
Dividends paid to CNH Industrial America LLC	(90,000)	—	—	—	(90,000)

Net cash from (used in) financing activities	408,899	483,802	(82,452)	(417,959)	392,290

DECREASE IN CASH AND CASH EQUIVALENTS	—	(165,864)	(373,051)	—	(538,915)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	308,507	389,101	—	697,608

End of period	$—	$142,643	$16,050	$—	$158,693

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Three Months Ended June 30, 2013
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$3,006	$44,330	$—	$47,336
Interest income on wholesale notes	—	(244)	15,962	—	15,718
Interest and other income from affiliates	18,560	47,780	89,948	(56,082)	100,206
Rental income on operating leases	—	19,586	14,459	—	34,045
Other income	—	33,528	2,507	(21,008)	15,027

Total revenues	18,560	103,656	167,206	(77,090)	212,332

EXPENSES
Interest expense:
Interest expense to third parties	23,705	902	33,248	—	57,855
Interest expense to affiliates	—	49,965	11,194	(56,082)	5,077

Total interest expense	23,705	50,867	44,442	(56,082)	62,932

Administrative and operating expenses:
Fees charged by affiliates	—	12,727	23,659	(21,008)	15,378
Benefit for credit losses	—	(7,497)	(3,362)	—	(10,859)
Depreciation of equipment on operating leases	—	15,964	12,242	—	28,206
Other expenses (income)	—	11,047	(859)	—	10,188

Total operating expenses	—	32,241	31,680	(21,008)	42,913

Total expenses	23,705	83,108	76,122	(77,090)	105,845

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(5,145)	20,548	91,084	—	106,487
Income tax (benefit) provision	(2,016)	7,510	31,981	—	37,475
Equity in income of consolidated subsidiaries accounted for under the equity method	71,784	58,746	—	(130,530)	—

NET INCOME	68,655	71,784	59,103	(130,530)	69,012
Net income attributed to noncontrolling interest	—	—	(357)	—	(357)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$68,655	$71,784	$58,746	$(130,530)	$68,655

COMPREHENSIVE INCOME	$49,665	$52,793	$43,412	$(95,848)	$50,022
Comprehensive income attributed to noncontrolling interest	—	—	(357)	—	(357)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$49,665	$52,793	$43,055	$(95,848)	$49,665

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Six Months Ended June 30, 2013
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$5,597	$87,813	$—	$93,410
Interest income on wholesale notes	—	(461)	30,838	—	30,377
Interest and other income from affiliates	29,567	92,647	177,218	(101,199)	198,233
Rental income on operating leases	—	38,389	28,783	—	67,172
Other income	—	65,485	4,738	(41,418)	28,805

Total revenues	29,567	201,657	329,390	(142,617)	417,997

EXPENSES
Interest expense:
Interest expense to third parties	42,275	1,601	68,142	—	112,018
Interest expense to affiliates	—	92,124	19,464	(101,199)	10,389

Total interest expense	42,275	93,725	87,606	(101,199)	122,407

Administrative and operating expenses:
Fees charged by affiliates	—	24,914	46,912	(41,418)	30,408
(Benefit) provision for credit losses	—	(11,537)	4,177	—	(7,360)
Depreciation of equipment on operating leases	—	31,022	24,355	—	55,377
Other expenses (income)	—	19,057	(1,982)	—	17,075

Total operating expenses	—	63,456	73,462	(41,418)	95,500

Total expenses	42,275	157,181	161,068	(142,617)	217,907

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(12,708)	44,476	168,322	—	200,090
Income tax (benefit) provision	(4,980)	17,165	55,033	—	67,218
Equity in income of consolidated subsidiaries accounted for under the equity method	139,825	112,514	—	(252,339)	—

NET INCOME	132,097	139,825	113,289	(252,339)	132,872
Net income attributed to noncontrolling interest	—	—	(775)	—	(775)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$132,097	$139,825	$112,514	$(252,339)	$132,097

COMPREHENSIVE INCOME	$99,460	$107,187	$86,268	$(192,680)	$100,235
Comprehensive income attributed to noncontrolling interest	—	—	(775)	—	(775)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$99,460	$107,187	$85,493	$(192,680)	$99,460

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(400,000)	$151,676	$90,357	$410,163	$252,196

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(7,740,817)	(8,292,065)	6,408,299	(9,624,583)
Collections of receivables	—	7,579,325	7,209,807	(6,407,934)	8,381,198
Decrease in restricted cash	—	—	174,089	—	174,089
Purchase of equipment on operating leases, net	—	(98,037)	(44,210)	—	(142,247)
Other investing activities	—	(40)	(26)	—	(66)

Net cash (used in) from investing activities	—	(259,569)	(952,405)	365	(1,211,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	91,143	37,796	(410,528)	(281,589)
Net (decrease) increase in indebtedness	600,000	(85,160)	351,147	—	865,987
Dividends paid to CNH Industrial America LLC	(200,000)	—	—	—	(200,000)

Net cash from (used in) financing activities	400,000	5,983	388,943	(410,528)	384,398

DECREASE IN CASH AND CASH EQUIVALENTS	—	(101,910)	(473,105)	—	(575,015)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	257,001	528,912	—	785,913

End of period	$—	$155,091	$55,807	$—	$210,898

NOTE 12: SUBSEQUENT EVENTS

        On July 14, 2014, the Company extended a $200,000 U.S. wholesale committed asset-backed facility to a maturity date of October 17, 2014.

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

Trends and Economic Conditions

        Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended June 30, 2014, CNH Industrial's worldwide agricultural equipment sales decreased 2.3% compared to the three months ended June 30, 2013. CNH Industrial's worldwide construction equipment sales decreased 0.9% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

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

        Net income attributable to CNH Industrial Capital LLC was $68.3 million for the three months ended June 30, 2014, down $0.4 million compared to the same period in 2013, mainly driven by a higher provision for credit losses, partially offset by a higher average portfolio. Net income attributable to CNH Industrial Capital LLC was $135.1 million for the six months ended June 30, 2014, compared to $132.1 million for the six months ended June 30, 2013. Net income increased during the six month period primarily due to a higher average portfolio, partially offset by a higher provision for credit losses. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.3%, 0.4% and 0.4% at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

        Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, capital market disruptions, trade agreements and financial regulatory changes. Significant volatility in the price of certain commodities could also impact CNH Industrial North America's and our results.

Results of Operations

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Revenues

        Revenues for the three and six months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Interest income on retail notes and finance leases	$51,091	$47,336	$3,755	7.9%
Interest income on wholesale notes	17,326	15,718	1,608	10.2
Interest and other income from affiliates	111,749	100,206	11,543	11.5
Rental income on operating leases	39,721	34,045	5,676	16.7
Other income	13,877	15,027	(1,150)	(7.7)

Total revenues	$233,764	$212,332	$21,432	10.1%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Interest income on retail notes and finance leases	$99,616	$93,410	$6,206	6.6%
Interest income on wholesale notes	32,827	30,377	2,450	8.1
Interest and other income from affiliates	219,099	198,233	20,866	10.5
Rental income on operating leases	76,203	67,172	9,031	13.4
Other income	27,007	28,805	(1,798)	(6.2)

Total revenues	$454,752	$417,997	$36,755	8.8%

        Revenues totaled $233.8 million and $454.8 million for the three and six months ended June 30, 2014, respectively, compared to $212.3 million and $418.0 million for the same periods in 2013. A higher average portfolio primarily drove the year-over-year increase, partially offset by a decrease in our average yield. The average yield for retail and other notes, finance leases, wholesale receivables and commercial revolving accounts receivables was 5.5% and 5.7% for the three months ended June 30, 2014 and 2013, respectively, and 5.5% and 5.8% for the six months ended June 30, 2014 and 2013, respectively.

        Interest income on retail notes and finance leases for the three and six months ended June 30, 2014 was $51.1 million and $99.6 million, respectively, representing increases of $3.8 million and $6.2 million from the same periods in 2013. For the second quarter, the increase was primarily due to a $5.8 million favorable impact from higher average earning assets, partially offset by a $2.1 million unfavorable impact from lower interest rates. For the six months ended June 30, 2014, compared to the same period in 2013, the increase was primarily due to an $11.7 million favorable impact from higher average earning assets, partially offset by a $5.5 million unfavorable impact from lower interest rates.

        Interest income on wholesale notes for the three and six months ended June 30, 2014 was $17.3 million and $32.8 million, representing an increase of $1.6 million and $2.5 million from the same periods in 2013. The increase was primarily due to the favorable impact from higher average earning assets.

        Interest and other income from affiliates for the three and six months ended June 30, 2014 was $111.7 million and $219.1 million, respectively, compared to $100.2 million and $198.2 million, respectively, for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2014, compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $57.3 million and $116.8 million, respectively, an increase of $3.8 million and $8.3 million from the same periods in 2013. The increase was primarily due to higher average earning retail assets. For selected operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $11.4 million and $21.5 million for the three and six months ended June 30, 2014, an increase of $2.6 million and $4.4 million, respectively, from the same periods in 2013. This increase was primarily due to higher originations. For the three and six months ended June 30, 2014, compensation from CNH Industrial North America for wholesale marketing programs was $43.0 million and $80.8 million, respectively, compared to $37.3 million and $71.3 million, respectively for the same period in 2013. The increase was primarily due to higher average earning wholesale assets.

        Rental income on operating leases for the three and six months ended June 30, 2014 was $39.7 million and $76.2 million, respectively, representing increases of $5.7 million and $9.0 million from the same periods in 2013. The second quarter increase was due to a $10.6 million favorable impact from higher average earning assets, partially offset by a $4.9 million unfavorable impact from lower interest rates on new and existing operating leases. The year-to-date increase was due to an $18.6 million favorable impact from higher average earning assets, partially offset by a $9.6 million unfavorable impact from lower interest rates on new and existing operating leases.

        Other income for the three and six months ended June 30, 2014 was $13.9 million and $27.0 million, respectively, representing decreases of $1.2 million and $1.8 million from the same periods in 2013. The decreases in 2014 were primarily due to accretion on the retained interests related to the off-book receivables in 2013.

Expenses

        Expenses for the three and six months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Total interest expense	$70,669	$62,932	$7,737	12.3%
Fees charged by affiliates	12,964	15,378	(2,414)	(15.7)
Provision (benefit) for credit losses	5,928	(10,859)	16,787	(154.6)
Depreciation of equipment on operating leases	33,403	28,206	5,197	18.4
Other expenses	9,540	10,188	(648)	(6.4)

Total expenses	$132,504	$105,845	$26,659	25.2%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Total interest expense	$133,797	$122,407	$11,390	9.3%
Fees charged by affiliates	26,331	30,408	(4,077)	(13.4)
Provision (benefit) for credit losses	7,388	(7,360)	14,748	(200.4)
Depreciation of equipment on operating leases	63,551	55,377	8,174	14.8
Other expenses	20,551	17,075	3,476	20.4

Total expenses	$251,618	$217,907	$33,711	15.5%

        Interest expense totaled $70.7 million and $133.8 million for the three and six months ended June 30, 2014, respectively, compared to $62.9 million and $122.4 million for the same periods in 2013. For the second quarter, the increase was due to an $8.5 million unfavorable impact from higher average total debt, partially offset by a $0.8 million favorable impact from lower average interest rates. For the six months, the increase was due to a $16.0 million unfavorable impact from higher average total debt, partially offset by a $4.6 million favorable impact from lower average interest rates.

        The provision for credit losses was $5.9 million and $7.4 million for the three and six months ended June 30, 2014, respectively, compared to a benefit of $10.9 million and $7.4 million for the same periods in 2013. The increase for the periods in 2014 was primarily due to a higher average portfolio, while the benefits recognized in 2013 primarily represented collections from certain customers previously identified as impaired.

        The effective tax rates for the three months ended June 30, 2014 and 2013 were 32.2% and 35.2%, respectively. The effective tax rate was 33.2% for the six-month period ended June 30, 2014, compared to 33.6% for the same period in 2013. The lower rates in 2014 were primarily due to the favorable discrete tax benefits recorded in the second quarter and the change in the geographic mix of income earned within the U.S.

Receivables and Equipment on Operating Leases Originated and Held

        Receivable and equipment on operating lease originations for the three and six months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Retail receivables	$998,091	$1,040,851	$(42,760)	(4.1)%
Wholesale receivables	3,750,468	3,734,066	16,402	0.4
Other	269,885	263,004	6,881	2.6
Equipment on operating leases	236,201	130,953	105,248	80.4

Total originations	$5,254,645	$5,168,874	$85,771	1.7%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Retail receivables	$1,962,304	$2,127,016	$(164,712)	(7.7)%
Wholesale receivables	7,040,559	7,049,447	(8,888)	(0.1)
Other	451,615	448,120	3,495	0.8
Equipment on operating leases	388,889	263,431	125,458	47.6

Total originations	$9,843,367	$9,888,014	$(44,647)	(0.5)%

        Retail receivable originations decreased for both the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily due to a decrease in unit sales of CNH Industrial North America equipment. The increase in equipment on operating lease originations for the three and six months ended June 30, 2014 compared to the same period in 2013 was primarily due to financing programs offered in response to the expiration of additional depreciation deductions.

        Total receivables and equipment on operating leases held as of June 30, 2014, December 31, 2013 and June 30, 2013 were as follows (dollars in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Retail receivables	$8,669,831	$8,480,893	$7,686,214
Wholesale receivables	4,567,991	3,573,524	4,023,564
Other	266,891	230,817	269,015
Equipment on operating leases	1,160,431	974,307	830,330

Total receivables and equipment on operating leases	$14,665,144	$13,259,541	$12,809,123

        The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.4%, 0.4% and 0.5% at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. At those same dates, the total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $23.9 million, $30.2 million and $15.9 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. Total wholesale receivables on nonaccrual status were $48.0 million, $30.4 million and $30.7 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

        Total receivable write-off amounts and recoveries, by product for the three and six months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Write-offs:
Retail	$3,239	$2,742	$5,609	$5,252
Wholesale	548	64	799	127
Other	1,486	1,280	2,710	2,929

Total write-offs	5,273	4,086	9,118	8,308

Recoveries:
Retail	(674)	(987)	(1,255)	(1,782)
Wholesale	(6)	(206)	(55)	(241)
Other	(615)	(746)	(1,151)	(1,595)

Total recoveries	(1,295)	(1,939)	(2,461)	(3,618)

Write-offs, net of recoveries:
Retail	2,565	1,755	4,354	3,470
Wholesale	542	(142)	744	(114)
Other	871	534	1,559	1,334

Total write-offs, net of recoveries	$3,978	$2,147	$6,657	$4,690

        Our allowance for credit losses on all receivables financed totaled $102.2 million at June 30, 2014, $102.0 million at December 31, 2013 and $109.4 million at June 30, 2013. The level of the allowance is based on quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, collateral value and credit risk quality. We believe our allowance is sufficient to provide for losses in our receivable portfolio as of June 30, 2014.

Liquidity and Capital Resources

        The following discussion of liquidity and capital resources principally focuses on our statements of cash flows, balance sheets and capitalization. CNH Industrial Capital's current funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments and funding options.

        In the past, securitization has been one of our most economical sources of funding and, therefore, the majority of our originated receivables are securitized, with the cash generated from such receivables utilized to repay the related debt or, in the case of wholesale receivables, to purchase new receivables. We expect securitization to continue to represent a substantial portion of our capital structure.

        In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity and capital needs.

        Since 2011, we have accessed the unsecured bond market in order to add more diversity to our funding sources. Our outstanding unsecured senior notes totaled $2.85 billion as of June 30, 2014. We expect continued changes to our funding profile, with less reliance on the securitization market, as costs and terms of accessing the unsecured term market continue to improve.

Cash Flows

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash flows provided by (used in):
Operating activities	$377,564	$252,196
Investing activities	(1,308,769)	(1,211,609)
Financing activities	392,290	384,398

Net cash decrease	$(538,915)	(575,015)

        Operating activities in the six months ended June 30, 2014 generated cash of $378 million, compared to $252 million for the same period in 2013, resulting primarily from net income of $136 million, adjusted by depreciation and amortization of $64 million and cash from working capital of $177 million. The increase in cash provided by operating activities for the six months ended June 30, 2014 compared to 2013 was primarily due to a $107 million net improvement in working capital.

        Net cash flows used in investing activities in the six months ended June 30, 2014 totaled $1,309 million, resulting primarily from a net growth in receivables of $1,234 million and $389 million in expenditures for equipment on operating leases, partially offset by a decrease in restricted cash of $176 million and proceeds from the sale of equipment on operating leases of $138 million. The increase of cash used in investing activities in the six months ended June 30, 2014 compared to 2013 was primarily due to the net cash flows for equipment on operating leases.

        Financing activities in the six months ended June 30, 2014 generated cash of $392 million, resulting primarily from net proceeds from the net cash received from long-term debt and affiliated debt of $655 million and $183 million, respectively, partially offset by net cash paid of $356 million for short-term borrowings and $90 million in dividends paid to CNH Industrial America. The increase in cash provided by financing activities in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to the increase in net cash received from affiliated debt and lower dividends paid to CNH Industrial America, partially offset by decreased net cash received from long-term debt and increased net payments of short-term borrowings.

Securitization

        CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost-effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Industrial Capital has completed public and private issuances of asset-backed securities in both the U.S. and Canada and, as of June 30, 2014, the amounts outstanding were approximately $7.9 billion.

Committed Asset-Backed Facilities

        CNH Industrial Capital has committed asset-backed facilities with several banks, primarily through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.3 billion at June 30, 2014, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At June 30, 2014, approximately $1.2 billion of funding was available for use under these facilities.

Unsecured Funding and Other Transactions

        As of June 30, 2014, we had outstanding unsecured senior notes of $750 million at an annual fixed rate of 3.875% due 2015, $500 million at an annual fixed rate of 6.250% due 2016, $500 million at an annual fixed rate of 3.250% due 2017, $600 million at an annual fixed rate of 3.625% due 2018 and $500 million at an annual fixed rate of 3.375% due 2019.

        As of June 30, 2014, we had a $250 million, unsecured credit facility, consisting of a $150 million term facility and a $100 million revolving credit facility, with a final maturity in July 2016. Additionally, as of June 30, 2014, we had a $250 million, unsecured credit facility with a consortium of banks, with a final maturity in June 2017.

Affiliate Sources

        CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various on-book assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. At June 30, 2014, affiliated debt was $533.4 million, up from $351.0 million at December 31, 2013.

Equity Position

        Our equity position also supports our capabilities to access various funding sources. Our stockholder's equity as of June 30, 2014 and December 31, 2013 was $1.6 billion and $1.5 billion, respectively.

        On March 31, 2014, CNH Industrial Capital LLC paid a dividend of $90 million to CNH Industrial America.

Liquidity

        The vast majority of CNH Industrial Capital's debt is self-liquidating from the cash generated by the underlying amortizing receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset-backed facilities until refinanced in the term ABS market or with other third-party debt. New wholesale receivables are typically financed through a master trust and funded by variable funding notes or on a term basis. Our liquidity available for use as of June 30, 2014 is as follows (dollars in thousands):

June 30, 2014
Cash, cash equivalents and restricted cash	$766,816
Committed asset-backed facilities	3,301,062
Committed unsecured facilities	350,000

Total cash and facilities	4,417,878
Less: restricted cash	608,123
Less: facilities utilization	2,061,029

Total available for use	$1,748,726

        The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

        In connection with a limited number of funding transactions, we provide financial guarantees to various parties on behalf of certain foreign financial services subsidiaries of CNHI for approximately $273.6 million as of June 30, 2014.

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

Critical Accounting Policies and Estimates

        See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2013 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended June 30, 2014.

New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. This guidance will be effective for annual reporting periods beginning after December 15, 2016, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the adoption impact of this ASU on our consolidated financial statements.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2014. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital's financial position or results of operations.

Item 1A.    Risk Factors

        See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the six months ended June 30, 2014.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit		Description
4.1		Indenture, dated as of June 30, 2014, among CNH Industrial Capital LLC, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of the registrant filed June 30, 2014 (File No. 333-182411)).
4.2
Registration Rights Agreement, dated as of June 30, 2014, among CNH Industrial Capital LLC, the guarantors named on the signature pages thereto and Barclays Capital Inc., BNP Paribas Securities Corp, Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of the registrant filed June 30, 2014 (File No. 333-182411)).

12.1		Statement regarding computation of ratio of earnings to fixed charges.

31.1		Certifications of President Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification required by Exchange Act Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Exhibit		Description
101	*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Changes in Stockholder's Equity for the six months ended June 30, 2014 and 2013 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: August 4, 2014	By:	/s/ STEVEN C. BIERMAN
		Name:	Steven C. Bierman
		Title:	Chairman and President