Form 10-Q
period 2014-09-30
CNH Industrial Capital LLC
filed 2014-11-06
CIK 1552493

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

        As of September 30, 2014, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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
This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Interest income on retail notes and finance leases	$50,718	$49,718	$150,334	$143,128
Interest income on wholesale notes	20,086	15,776	52,913	46,153
Interest and other income from affiliates	105,872	102,153	324,971	300,386
Rental income on operating leases	43,025	34,843	119,228	102,015
Other income	14,259	15,697	41,266	44,502

Total revenues	233,960	218,187	688,712	636,184

EXPENSES
Interest expense:
Interest expense to third parties	66,040	58,525	190,414	170,543
Interest expense to affiliates	8,075	6,472	17,498	16,861

Total interest expense	74,115	64,997	207,912	187,404

Administrative and operating expenses:
Fees charged by affiliates	13,288	14,082	39,619	44,490
Provision (benefit) for credit losses, net	4,591	1,891	11,979	(5,469)
Depreciation of equipment on operating leases	37,475	28,553	101,026	83,930
Other expenses	16,039	7,809	36,590	24,884

Total administrative and operating expenses	71,393	52,335	189,214	147,835

Total expenses	145,508	117,332	397,126	335,239

INCOME BEFORE TAXES	88,452	100,855	291,586	300,945
Income tax provision	29,762	35,527	97,167	102,745

NET INCOME	58,690	65,328	194,419	198,200
Net income attributed to noncontrolling interest	(273)	(373)	(935)	(1,148)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$58,417	$64,955	$193,484	$197,052

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INCOME	$58,690	$65,328	$194,419	$198,200
Other comprehensive (loss) income :
Foreign currency translation adjustment	(32,256)	11,959	(33,894)	(22,155)
Pension liability adjustment	92	101	249	329
Change in unrealized gains on retained interests	—	(276)	(244)	(1,566)
Change in derivative financial instruments	683	535	2,146	3,074

Other comprehensive (loss) income	(31,481)	12,319	(31,743)	(20,318)

COMPREHENSIVE INCOME	27,209	77,647	162,676	177,882
Less: comprehensive income attributable to noncontrolling interest	(273)	(373)	(935)	(1,148)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$26,936	$77,274	$161,741	$176,734

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(Dollars in thousands)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$197,796	$697,608
Restricted cash	667,579	784,508
Receivables, less allowance for credit losses of $104,014 and $101,953, respectively	13,625,494	12,183,281
Retained interests in securitized receivables	—	2,853
Affiliated accounts and notes receivable	12,321	110,148
Equipment on operating leases, net	1,298,765	974,307
Equipment held for sale	61,435	40,750
Goodwill	113,942	115,486
Other intangible assets, net	6,206	6,804
Other assets	151,974	70,959

TOTAL	$16,135,512	$14,986,704

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,077,366	$4,289,189
Accounts payable and other accrued liabilities	544,003	490,506
Affiliated debt	1,073,111	351,004
Long-term debt	8,857,119	8,345,588

Total liabilities	14,551,599	13,476,287

Commitments and contingent liabilities (Note 10)
Stockholder's equity:
Member's capital	—	—
Paid-in capital	843,002	842,182
Accumulated other comprehensive (loss) income	(25,671)	6,072
Retained earnings	707,219	603,735

Total CNH Industrial Capital LLC stockholder's equity	1,524,550	1,451,989
Noncontrolling interest	59,363	58,428

Total stockholder's equity	1,583,913	1,510,417

TOTAL	$16,135,512	$14,986,704

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

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

	September 30, 2014	December 31, 2013
Restricted cash	$667,479	$784,407
Receivables, less allowance for credit losses of $79,072 and $75,292, respectively	9,675,636	9,493,634
Equipment on operating leases, net	89,551	115,512

TOTAL	$10,432,666	$10,393,553

Short-term debt (including current maturities of long-term debt)	$4,015,495	$4,194,045
Long-term debt	5,848,769	5,796,434

TOTAL	$9,864,264	$9,990,479

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$194,419	$198,200
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	101,056	83,955
Amortization of intangibles	813	717
Provision (benefit) for credit losses	11,979	(5,469)
Deferred income tax expense	15,483	2,415
Stock compensation expense	820	957
Changes in components of working capital:
Decrease in affiliated accounts and notes receivables	97,827	81,398
(Increase) decrease in other assets and equipment held for sale	(103,879)	25,603
Increase in accounts payable and other accrued liabilities	39,449	55,683

Net cash from operating activities	357,967	443,459

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(14,143,016)	(14,698,562)
Collections of receivables	12,573,528	12,708,024
Decrease in restricted cash	110,746	122,905
Purchase of equipment on operating leases	(645,319)	(390,759)
Proceeds from disposal of equipment on operating leases	208,158	168,359
Capital expenditures for property and equipment	(221)	(277)

Net cash used in investing activities	(1,896,124)	(2,090,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	1,732,223	1,273,602
Payment of affiliated debt	(995,044)	(1,361,763)
Proceeds from issuance of long-term debt	2,915,590	4,107,526
Payment of long-term debt	(2,168,473)	(2,616,635)
Decrease in revolving credit facilities, net	(355,951)	(110,425)
Dividends paid to CNH Industrial America LLC	(90,000)	(200,000)

Net cash from financing activities	1,038,345	1,092,305

DECREASE IN CASH AND CASH EQUIVALENTS	(499,812)	(554,546)
CASH AND CASH EQUIVALENTS:
Beginning of period	697,608	785,913

End of period	$197,796	$231,367

CASH PAID DURING THE PERIOD FOR INTEREST	$183,680	$163,048

CASH PAID DURING THE PERIOD FOR TAXES	$150,470	$98,015

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in thousands)

(Unaudited)

	Company Stockholder
	Member's Capital	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non- Controlling Interest	Total
BALANCE—January 1, 2013	$—	$840,940	$46,648	$538,855	$56,968	$1,483,411
Net income	—	—	—	197,052	1,148	198,200
Dividend paid to CNH Industrial America LLC	—	—	—	(200,000)	—	(200,000)
Foreign currency translation adjustment	—	—	(22,155)	—	—	(22,155)
Stock compensation	—	957	—	—	—	957
Pension liability adjustment, net of tax	—	—	329	—	—	329
Change in unrealized gain on retained interests, net of tax	—	—	(1,566)	—	—	(1,566)
Change in derivative financial instruments, net of tax	—	—	3,074	—	—	3,074

BALANCE—September 30, 2013	$—	$841,897	$26,330	$535,907	$58,116	$1,462,250

BALANCE—January 1, 2014	$—	$842,182	$6,072	$603,735	$58,428	$1,510,417
Net income	—	—	—	193,484	935	194,419
Dividend paid to CNH Industrial America LLC	—	—	—	(90,000)	—	(90,000)
Foreign currency translation adjustment	—	—	(33,894)	—	—	(33,894)
Stock compensation	—	820	—	—	—	820
Pension liability adjustment, net of tax	—	—	249	—	—	249
Change in unrealized gain on retained interests, net of tax	—	—	(244)	—	—	(244)
Change in derivative financial instruments, net of tax	—	—	2,146	—	—	2,146

BALANCE—September 30, 2014	$—	$843,002	$(25,671)	$707,219	$59,363	$1,583,913

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended September 30, 2014:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$13,124	$(5,643)	$—	$(5,530)	$1,951
Tax asset	—	2,058	—	1,801	3,859

Beginning balance, net of tax	13,124	(3,585)	—	(3,729)	5,810
Other comprehensive (loss) income before reclassifications	(32,256)	—	—	128	(32,128)
Amounts reclassified from accumulated other comprehensive income	—	143	—	878	1,021
Tax effects	—	(51)	—	(323)	(374)

Net current-period other comprehensive (loss) income	(32,256)	92	—	683	(31,481)

BALANCE at September 30, 2014	$(19,132)	$(3,493)	$—	$(3,046)	$(25,671)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the nine months ended September 30, 2014:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$14,762	$(5,891)	$388	$(7,855)	$1,404
Tax asset (liability)	—	2,149	(144)	2,663	4,668

Beginning balance, net of tax	14,762	(3,742)	244	(5,192)	6,072
Other comprehensive loss before reclassifications	(33,894)	—	—	(401)	(34,295)
Amounts reclassified from accumulated other comprehensive income (loss)	—	391	(388)	3,732	3,735
Tax effects	—	(142)	144	(1,185)	(1,183)

Net current-period other comprehensive (loss) income	(33,894)	249	(244)	2,146	(31,743)

BALANCE at September 30, 2014	$(19,132)	$(3,493)	$—	$(3,046)	$(25,671)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended September 30, 2013:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$24,806	$(8,475)	$941	$(9,373)	$7,899
Tax asset (liability)	—	3,155	(355)	3,312	6,112

Beginning balance, net of tax	24,806	(5,320)	586	(6,061)	14,011
Other comprehensive income (loss) before reclassifications	11,959	—	28	(597)	11,390
Amounts reclassified from accumulated other comprehensive income (loss)	—	162	(471)	1,514	1,205
Tax effects	—	(61)	167	(382)	(276)

Net current-period other comprehensive income (loss)	11,959	101	(276)	535	12,319

BALANCE at September 30, 2013	$36,765	$(5,219)	$310	$(5,526)	$26,330

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the nine months ended September 30, 2013:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$58,920	$(8,834)	$3,012	$(13,219)	$39,879
Tax asset (liability)	—	3,286	(1,136)	4,619	6,769

Beginning balance, net of tax	58,920	(5,548)	1,876	(8,600)	46,648
Other comprehensive loss before reclassifications	(22,155)	—	(368)	(31)	(22,554)
Amounts reclassified from accumulated other comprehensive income (loss)	—	521	(2,146)	4,793	3,168
Tax effects	—	(192)	948	(1,688)	(932)

Net current-period other comprehensive (loss) income	(22,155)	329	(1,566)	3,074	(20,318)

BALANCE at September 30, 2013	$36,765	$(5,219)	$310	$(5,526)	$26,330

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The reclassifications out of AOCI and the location on the consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	Affected Line Item
Amortization of defined benefit pension items:
	$(143)	$(162)	$(391)	$(521)	Insignificant items

	(143)	(162)	(391)	(521)	Income before taxes
	51	61	142	192	Income tax benefit

	$(92)	$(101)	$(249)	$(329)	Net of tax

Unrealized gains on retained interests:
	$—	$471	$388	$2,146	Insignificant items

	—	471	388	2,146	Income before taxes
	—	(177)	(144)	(809)	Income tax provision

	$—	$294	$244	$1,337	Net of tax

Unrealized losses on derivatives:
	$(878)	$(1,514)	$(3,732)	$(4,793)	Interest expense to third parties

	(878)	(1,514)	(3,732)	(4,793)	Income before taxes
	288	538	1,291	1,696	Income tax benefit

	$(590)	$(976)	$(2,441)	$(3,097)	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

        A summary of receivables included in the consolidated balance sheets as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
Retail note receivables	$762,623	$986,769
Wholesale receivables	317,142	362,870
Finance lease receivables	45,346	55,964
Restricted receivables	12,325,027	10,648,814
Commercial revolving accounts receivables	279,370	230,817

Gross receivables	13,729,508	12,285,234
Less
Allowance for credit losses	(104,014)	(101,953)

Total receivables, net	$13,625,494	$12,183,281

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        The following table summarizes the restricted and off-book receivables and the related retained interests as of September 30, 2014 and December 31, 2013:

	Restricted Receivables		Off-Book Receivables		Retained Interests
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Retail note receivables	$7,979,364	$7,431,634	$—	$13,217	$—	$2,853
Wholesale receivables	4,342,502	3,210,654	—	—	—	—
Finance lease receivables	3,161	6,526	—	—	—	—

Total	$12,325,027	$10,648,814	$—	$13,217	$—	$2,853

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

        Allowance for credit losses activity for the three months ended September 30, 2014 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$86,609	$7,615	$7,991	$102,215
Charge-offs	(2,769)	—	(1,266)	(4,035)
Recoveries	953	390	651	1,994
Provision (benefit)	4,742	(1,189)	1,038	4,591
Foreign currency translation and other	(651)	(67)	(33)	(751)

Ending balance	$88,884	$6,749	$8,381	$104,014

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        Allowance for credit losses activity for the nine months ended September 30, 2014 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$87,701	$7,363	$6,889	$101,953
Charge-offs	(8,378)	(799)	(3,976)	(13,153)
Recoveries	2,208	445	1,802	4,455
Provision (benefit)	8,495	(215)	3,699	11,979
Foreign currency translation and other	(1,142)	(45)	(33)	(1,220)

Ending balance	$88,884	$6,749	$8,381	$104,014

Ending balance: individually evaluated for impairment	$12,086	$3,035	$—	$15,121

Ending balance: collectively evaluated for impairment	$76,798	$3,714	$8,381	$88,893

Receivables:
Ending balance	$8,790,494	$4,659,644	$279,370	$13,729,508

Ending balance: individually evaluated for impairment	$46,165	$36,047	$—	$82,212

Ending balance: collectively evaluated for impairment	$8,744,329	$4,623,597	$279,370	$13,647,296

        Allowance for credit losses activity for the three months ended September 30, 2013 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$93,702	$7,661	$8,056	$109,419
Charge-offs	(2,567)	—	(1,478)	(4,045)
Recoveries	1,100	332	754	2,186
(Benefit) provision	(530)	1,177	1,244	1,891
Foreign currency translation and other	(238)	26	13	(199)

Ending balance	$91,467	$9,196	$8,589	$109,252

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        A breakdown of the retail portfolio by the customer's risk grade at the time of origination as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
Titanium	$4,910,770	$4,750,422
Platinum	2,378,668	2,265,690
Gold	1,268,195	1,239,703
Silver	204,035	199,575
Bronze	28,826	25,503

Total	$8,790,494	$8,480,893

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

        A breakdown of the wholesale portfolio by its credit quality indicators as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
A	$2,547,000	$1,981,226
B	1,621,189	1,236,828
C	349,728	232,101
D	141,727	123,369

Total	$4,659,644	$3,573,524

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        The aging of receivables as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$22,233	$4,497	$12,754	$39,484	$7,326,307	$7,365,791	$3,979
Canada	$2,142	$528	$171	$2,841	$1,421,862	$1,424,703	$48
Wholesale
United States	$911	$18	$85	$1,014	$3,761,884	$3,762,898	$47
Canada	$182	$10	$117	$309	$896,437	$896,746	$85
Total
Retail	$24,375	$5,025	$12,925	$42,325	$8,748,169	$8,790,494	$4,027
Wholesale	$1,093	$28	$202	$1,323	$4,658,321	$4,659,644	$132

	December 31, 2013
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$15,167	$5,135	$14,154	$34,456	$7,011,299	$7,045,755	$3,736
Canada	$2,471	$206	$395	$3,072	$1,432,066	$1,435,138	$25
Wholesale
United States	$170	$36	$229	$435	$2,886,444	$2,886,879	$55
Canada	$213	$—	$32	$245	$686,400	$686,645	$13
Total
Retail	$17,638	$5,341	$14,549	$37,528	$8,443,365	$8,480,893	$3,761
Wholesale	$383	$36	$261	$680	$3,572,844	$3,573,524	$68

        Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of September 30, 2014 and

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

December 31, 2013, the Company's recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Retail
United States	$13,575	$13,435	$—	$16,640	$16,517	$—
Canada	$—	$—	$—	$—	$—	$—
Wholesale
United States	$—	$—	$—	$—	$—	$—
Canada	$—	$—	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$31,473	$30,704	$11,710	$26,951	$26,143	$12,757
Canada	$1,117	$1,111	$376	$548	$547	$189
Wholesale
United States	$16,870	$16,811	$2,140	$27,693	$27,532	$3,442
Canada	$19,177	$18,895	$895	$2,862	$2,851	$423
Total
Retail	$46,165	$45,250	$12,086	$44,139	$43,207	$12,946
Wholesale	$36,047	$35,706	$3,035	$30,555	$30,383	$3,865

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the three months ended September 30, 2014 and 2013, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a four-month average) and the related interest income recognized are as follows:

	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$13,493	$254	$8,030	$92
Canada	$—	$—	$1,556	$58
Wholesale
United States	$—	$—	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$32,625	$196	$31,843	$163
Canada	$1,345	$8	$590	$—
Wholesale
United States	$17,814	$102	$28,468	$102
Canada	$22,764	$190	$3,267	$32
Total
Retail	$47,463	$458	$42,019	$313
Wholesale	$40,578	$292	$31,735	$134

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the nine months ended September 30, 2014 and 2013, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a ten-month average) and the related interest income recognized are as follows:

	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$12,536	$724	$7,609	$224
Canada	$—	$—	$1,507	$100
Wholesale
United States	$—	$—	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$33,746	$962	$32,193	$871
Canada	$1,320	$81	$482	$5
Wholesale
United States	$19,164	$344	$30,228	$656
Canada	$26,706	$542	$3,686	$92
Total
Retail	$47,602	$1,767	$41,791	$1,200
Wholesale	$45,870	$886	$33,914	$748

        Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014			December 31, 2013
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$26,332	$16,811	$43,143	$29,239	$27,532	$56,771
Canada	$298	$18,895	$19,193	$918	$2,851	$3,769

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

        As of September 30, 2014, the Company had approximately 684 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $16,953 and the post-modification value was $15,128. A court has determined the concession in 440 of these cases. The pre-modification value of these contracts was $7,774 and the post-modification value was $6,346. As of September 30, 2013, the Company had approximately 800 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $21,277 and the post-modification value was $18,839. A court has determined the concession in 540 of these cases. The pre-modification value of these contracts was $9,190 and the post-modification value was $7,579. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease receivable contracts that were modified in a TDR during the previous 12 months ended September 30, 2014 and 2013.

        As of September 30, 2014 and 2013, the Company's wholesale TDRs were immaterial.

NOTE 5: DEBT

        On July 14, 2014, the Company extended a $200,000 U.S. wholesale committed asset-backed facility to a maturity date of October 17, 2014.

        On September 26, 2014, the Company extended a $1,200,000 U.S. retail committed asset-backed facility to a maturity date of September 27, 2016.

NOTE 6: INCOME TAXES

        The effective tax rates for the three months ended September 30, 2014 and 2013 were 33.6% and 35.2%, respectively. The effective tax rate was 33.3% for the nine-month period ended September 30, 2014, compared to 34.1% for the same period in 2013. The lower rates in 2014 were primarily due to the favorable discrete tax benefits recorded in 2014 and the change in the geographic mix of income earned within the U.S.

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

Derivatives

        The Company utilizes derivative instruments to mitigate its exposure to interest rate and foreign currency fluctuations. Derivatives used as hedges are effective at reducing the risk associated with the

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

exposure being hedged and are designated as a hedge at the inception of the derivative contract. The Company does not hold or issue derivative or other financial instruments for speculative purposes. The credit risk for the interest rate hedges is reduced through diversification among counterparties, utilizing mandatory termination clauses and/or collateral support agreements. Derivative instruments are generally classified in Level 2 or 3 of the fair value hierarchy. The cash flows underlying all derivative contracts were recorded in operating activities in the consolidated statements of cash flows.

Interest Rate Derivatives

        The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive (loss) income and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the nine months ended September 30, 2014 and 2013. These amounts are recorded in "Other expenses" in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 51 months. The after-tax losses deferred in accumulated other comprehensive (loss) income that will be recognized in interest expense over the next 12 months are approximately $1,853.

        The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company's committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and nine months ended September 30, 2014 and 2013.

        Most of the Company's interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company's interest rate derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company's interest rate derivatives was approximately $3,262,180 and $2,007,460 at September 30, 2014 and December 31, 2013, respectively. The ten-month average notional amounts as of September 30, 2014 and 2013 were $3,010,067 and $2,738,537, respectively.

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

Financial Statement Impact of the Company's Derivatives

        The fair values of the Company's derivatives as of September 30, 2014 and December 31, 2013 in the consolidated balance sheets are recorded as follows:

	September 30, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$1,290	$98
Accounts payable and other accrued liabilities:
Interest rate derivatives	$—	$860
Derivatives Not Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$7,496	$6,023
Foreign exchange contracts	46	68

Total	$7,542	$6,091

Accounts payable and other accrued liabilities:
Interest rate derivatives	$7,496	$6,023
Foreign exchange contracts	—	—

Total	$7,496	$6,023

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

        Pre-tax gains (losses) on the consolidated statements of income related to the Company's derivatives for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash Flow Hedges
Losses recognized in accumulated other comprehensive (loss) income (effective portion)
Interest rate derivatives	$128	$(598)	$(401)	$(32)
Reclassified from accumulated other comprehensive (loss) income (effective portion)
Interest rate derivatives—Interest expense to third parties	$(878)	$(1,514)	$(3,732)	$(4,793)
Not Designated as Hedges
Interest rate derivatives—Other expenses	$—	$(32)	$—	$54
Foreign exchange contracts—Other expenses	(70)	16	(196)	32

Items Measured at Fair Value on a Recurring Basis

        The following table presents for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	Level 2		Level 3		Total
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Assets
Interest rate derivatives	$8,786	$6,121	$—	$—	$8,786	$6,121
Foreign exchange contracts	46	68	—	—	46	68
Retained interests	—	—	—	2,853	—	2,853

Total assets	$8,832	$6,189	$—	$2,853	$8,832	$9,042

Liabilities
Interest rate derivatives	$7,496	$6,883	$—	$—	$7,496	$6,883

Total liabilities	$7,496	$6,883	$—	$—	$7,496	$6,883

        There were no transfers between Level 1, Level 2 and Level 3 hierarchy levels during the periods presented.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

        The following table presents the changes in the Level 3 fair-value category for the nine months ended September 30, 2014 and 2013:

Retained Interests
Balance at January 1, 2013	$9,271
Total gains or losses (realized/unrealized):
Included in earnings	707
Included in other comprehensive loss	(368)
Settlements	(6,841)

Balance at September 30, 2013	$2,769

Balance at January 1, 2014	$2,853
Total gains or losses (realized/unrealized):
Included in earnings	220
Included in other comprehensive loss	—
Settlements	(3,073)

Balance at September 30, 2014	$—

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

Financial Instruments Not Carried at Fair Value

        The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value*	Carrying Amount	Estimated Fair Value*
Receivables	$13,625,494	$13,628,725	$12,183,281	$12,216,915
Long-term debt	$8,857,119	$8,837,900	$8,345,588	$8,457,438

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

        A summary of the Company's reportable segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
United States	$184,997	$169,737	$544,904	$493,408
Canada	50,214	49,751	147,491	146,620
Eliminations	(1,251)	(1,301)	(3,683)	(3,844)

Total	$233,960	$218,187	$688,712	$636,184

Interest expense
United States	$61,155	$53,136	$171,703	$152,584
Canada	14,211	13,162	39,892	38,664
Eliminations	(1,251)	(1,301)	(3,683)	(3,844)

Total	$74,115	$64,997	$207,912	$187,404

Segment net income
United States	$41,090	$45,942	$139,954	$146,614
Canada	17,600	19,386	54,465	51,586

Total	$58,690	$65,328	$194,419	$198,200

Depreciation and amortization
United States	$28,940	$20,466	$76,167	$60,063
Canada	8,848	8,316	25,702	24,609

Total	$37,788	$28,782	$101,869	$84,672

Expenditures for equipment on operating leases
United States	$226,797	$108,422	$560,224	$314,600
Canada	29,633	18,906	85,095	76,159

Total	$256,430	$127,328	$645,319	$390,759

Provision (benefit) for credit losses
United States	$4,122	$1,762	$9,371	$(8,070)
Canada	469	129	2,608	2,601

Total	$4,591	$1,891	$11,979	$(5,469)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	As of September 30, 2014	As of December 31, 2013
Segment assets
United States	$13,454,558	$12,536,638
Canada	2,897,697	2,664,096
Eliminations	(216,743)	(214,030)

Total	$16,135,512	$14,986,704

Managed receivables
United States	$11,372,838	$10,147,225
Canada	2,356,670	2,151,226

Total	$13,729,508	$12,298,451

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

        The summary of sources included in "Interest and other income from affiliates" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Retail subsidy from CNH Industrial North America	$56,651	$50,100	$173,477	$158,629
Wholesale subsidy:
CNH Industrial North America	36,680	43,389	117,492	114,660
Other affiliates	—	240	—	1,568
Operating lease subsidy from CNH Industrial North America	12,541	8,424	34,002	25,529

Total interest and other income from affiliates	$105,872	$102,153	$324,971	$300,386

        Fees charged by affiliates represent payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: RELATED-PARTY TRANSACTIONS (Continued)

        As of September 30, 2014 and December 31, 2013, the Company has various accounts and notes receivable and debt with the following affiliates:

	September 30, 2014	December 31, 2013
Affiliated receivables from:
CNH Industrial America	$30	$80,786
CNH Industrial Canada Ltd.	—	17,071
Other affiliates	12,291	12,291

Total affiliated receivables	$12,321	$110,148

Affiliated debt owed to:
CNH Industrial America	$772,926	$274,525
CNH Industrial Canada Ltd.	300,185	76,479

Total affiliated debt	$1,073,111	$351,004

        Included in other assets, tax receivables of $6,044 were due from related parties as of December 31, 2013. Also included in other assets are tax receivables purchased from CNH Industrial North America with a balance of $68,707 for which cash was received in October 2014. Accounts payable and other accrued liabilities of $58,160 and $3,716, respectively, as of September 30, 2014 and December 31, 2013, were payable to related parties. Interest expense to affiliates was $8,075 and $6,472, respectively, for the three months ended September 30, 2014 and 2013 and $17,498 and $16,861 respectively, for the nine months ended September 30, 2014 and 2013.

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

Guarantees

        The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $252,090. The guarantees are in effect for the term of the underlying funding facilities, which have various maturities through 2015.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 10: COMMITMENTS AND CONTINGENCIES (Continued)

Commitments

        At September 30, 2014, the Company had various agreements to extend credit for the following managed portfolios:

	Total Credit Limit	Utilized	Not Utilized
Commercial revolving accounts	$3,209,246	$276,708	$2,932,538
Wholesale and dealer financing	$6,435,876	$4,592,630	$1,843,246

        The commercial revolving accounts are issued by the Company to retail customers for purchases of parts and services at CNH Industrial North America equipment dealers.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        CNH Industrial Capital America and New Holland Credit (collectively, "Guarantor Entities"), which are 100%-owned subsidiaries of CNH Industrial Capital LLC, guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several, and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Three Months Ended September 30, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$889	$49,829	$—	$50,718
Interest income on wholesale notes	—	(356)	20,442	—	20,086
Interest and other income from affiliates	26,529	51,993	92,021	(64,671)	105,872
Rental income on operating leases	—	28,684	14,341	—	43,025
Other income	—	37,536	2,013	(25,290)	14,259

Total revenues	26,529	118,746	178,646	(89,961)	233,960

EXPENSES
Interest expense:
Interest expense to third parties	33,188	(3,252)	36,104	—	66,040
Interest expense to affiliates	—	60,547	12,199	(64,671)	8,075

Total interest expense	33,188	57,295	48,303	(64,671)	74,115

Administrative and operating expenses:
Fees charged by affiliates	—	10,908	27,670	(25,290)	13,288
Provision for credit losses	—	408	4,183	—	4,591
Depreciation of equipment on operating leases	—	25,424	12,051	—	37,475
Other expenses (income)	—	16,576	(537)	—	16,039

Total operating expenses	—	53,316	43,367	(25,290)	71,393

Total expenses	33,188	110,611	91,670	(89,961)	145,508

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(6,659)	8,135	86,976	—	88,452
Income tax (benefit) provision	(2,567)	3,375	28,954	—	29,762
Equity in income of consolidated subsidiaries accounted for under the equity method	62,509	57,749	—	(120,258)	—

NET INCOME	58,417	62,509	58,022	(120,258)	58,690
Net income attributed to noncontrolling interest	—	—	(273)	—	(273)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$58,417	$62,509	$57,749	$(120,258)	$58,417

COMPREHENSIVE INCOME	$26,936	$31,028	$30,989	$(61,744)	$27,209
Comprehensive income attributed to noncontrolling interest	—	—	(273)	—	(273)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$26,936	$31,028	$30,716	$(61,744)	$26,936

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Nine Months Ended September 30, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$5,994	$144,340	$—	$150,334
Interest income on wholesale notes	—	(948)	53,861	—	52,913
Interest and other income from affiliates	69,873	160,548	285,236	(190,686)	324,971
Rental income on operating leases	—	76,262	42,966	—	119,228
Other income	—	107,566	5,978	(72,278)	41,266

Total revenues	69,873	349,422	532,381	(262,964)	688,712

EXPENSES
Interest expense:
Interest expense to third parties	92,140	(7,532)	105,806	—	190,414
Interest expense to affiliates	—	174,037	34,147	(190,686)	17,498

Total interest expense	92,140	166,505	139,953	(190,686)	207,912

Administrative and operating expenses:
Fees charged by affiliates	—	32,294	79,603	(72,278)	39,619
(Benefit) provision for credit losses	—	(882)	12,861	—	11,979
Depreciation of equipment on operating leases	—	64,916	36,110	—	101,026
Other expenses	—	36,308	282	—	36,590

Total operating expenses	—	132,636	128,856	(72,278)	189,214

Total expenses	92,140	299,141	268,809	(262,964)	397,126

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(22,267)	50,281	263,572	—	291,586
Income tax (benefit) provision	(8,542)	19,122	86,587	—	97,167
Equity in income of consolidated subsidiaries accounted for under the equity method	207,209	176,050	—	(383,259)	—

NET INCOME	193,484	207,209	176,985	(383,259)	194,419
Net income attributed to noncontrolling interest	—	—	(935)	—	(935)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$193,484	$207,209	$176,050	$(383,259)	$193,484

COMPREHENSIVE INCOME	$161,741	$175,466	$150,027	$(324,558)	$162,676
Comprehensive income attributed to noncontrolling interest	—	—	(935)	—	(935)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$161,741	$175,466	$149,092	$(324,558)	$161,741

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of September 30, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$136,946	$60,850	$—	$197,796
Restricted cash	—	100	667,479	—	667,579
Receivables, less allowance for credit losses	—	1,265,206	12,360,288	—	13,625,494
Affiliated accounts and notes receivable	2,664,244	2,598,895	1,511,373	(6,762,191)	12,321
Equipment on operating leases, net	—	975,060	323,705	—	1,298,765
Equipment held for sale	—	52,019	9,416	—	61,435
Investments in consolidated subsidiaries accounted for under the equity method	1,879,650	2,283,716	—	(4,163,366)	—
Goodwill and intangible assets, net	—	87,778	32,370	—	120,148
Other assets	22,695	(13,716)	147,842	(4,847)	151,974

TOTAL	$4,566,589	$7,386,004	$15,113,323	$(10,930,404)	$16,135,512

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$—	$50,139	$4,027,227	$—	$4,077,366
Accounts payable and other accrued liabilities	43,614	2,054,517	1,720,165	(3,274,293)	544,003
Affiliated debt	—	3,397,219	1,168,637	(3,492,745)	1,073,111
Long-term debt	2,998,425	4,479	5,854,215	—	8,857,119

Total liabilities	3,042,039	5,506,354	12,770,244	(6,767,038)	14,551,599
Stockholder's equity	1,524,550	1,879,650	2,343,079	(4,163,366)	1,583,913

TOTAL	$4,566,589	$7,386,004	$15,113,323	$(10,930,404)	$16,135,512

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(409,285)	$(861,938)	$1,186,657	$442,533	$357,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(11,775,670)	(11,803,380)	9,436,034	(14,143,016)
Collections of receivables	—	12,015,926	9,993,733	(9,436,131)	12,573,528
Decrease in restricted cash	—	—	110,746	—	110,746
Purchase of equipment on operating leases, net	—	(403,593)	(33,568)	—	(437,161)
Expenditures for property and equipment	—	(215)	(6)	—	(221)

Net cash used in investing activities	—	(163,552)	(1,732,475)	(97)	(1,896,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	909,222	270,393	(442,436)	737,179
Net increase (decrease) in indebtedness	499,285	(55,293)	(52,826)	—	391,166
Dividends paid to CNH Industrial America LLC	(90,000)	—	—	—	(90,000)

Net cash from financing activities	409,285	853,929	217,567	(442,436)	1,038,345

DECREASE IN CASH AND CASH EQUIVALENTS	—	(171,561)	(328,251)	—	(499,812)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	308,507	389,101	—	697,608

End of period	$—	$136,946	$60,850	$—	$197,796

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Three Months Ended September 30, 2013
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$3,316	$46,402	$—	$49,718
Interest income on wholesale notes	—	(266)	16,042	—	15,776
Interest and other income from affiliates	17,809	60,385	86,753	(62,794)	102,153
Rental income on operating leases	—	20,152	14,691	—	34,843
Other income	—	34,790	3,129	(22,222)	15,697

Total revenues	17,809	118,377	167,017	(85,016)	218,187

EXPENSES
Interest expense:
Interest expense to third parties	24,280	346	33,899	—	58,525
Interest expense to affiliates	—	58,261	11,005	(62,794)	6,472

Total interest expense	24,280	58,607	44,904	(62,794)	64,997

Administrative and operating expenses:
Fees charged by affiliates	—	11,436	24,868	(22,222)	14,082
Provision for credit losses	—	1,042	849	—	1,891
Depreciation of equipment on operating leases	—	16,116	12,437	—	28,553
Other expenses	1	6,857	951	—	7,809

Total operating expenses	1	35,451	39,105	(22,222)	52,335

Total expenses	24,281	94,058	84,009	(85,016)	117,332

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(6,472)	24,319	83,008	—	100,855
Income tax (benefit) provision	(2,514)	10,149	27,892	—	35,527
Equity in income of consolidated subsidiaries accounted for under the equity method	68,913	54,743	—	(123,656)	—

NET INCOME	64,955	68,913	55,116	(123,656)	65,328
Net income attributed to noncontrolling interest	—	—	(373)	—	(373)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$64,955	$68,913	$54,743	$(123,656)	$64,955

COMPREHENSIVE INCOME	$77,274	$81,233	$65,559	$(146,419)	$77,647
Comprehensive income attributed to noncontrolling interest	—	—	(373)	—	(373)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$77,274	$81,233	$65,186	$(146,419)	$77,274

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Nine Months Ended September 30, 2013
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$8,913	$134,215	$—	$143,128
Interest income on wholesale notes	—	(727)	46,880	—	46,153
Interest and other income from affiliates	47,376	153,032	263,971	(163,993)	300,386
Rental income on operating leases	—	58,541	43,474	—	102,015
Other income	—	100,275	7,867	(63,640)	44,502

Total revenues	47,376	320,034	496,407	(227,633)	636,184

EXPENSES
Interest expense:
Interest expense to third parties	66,555	1,947	102,041	—	170,543
Interest expense to affiliates	—	150,385	30,469	(163,993)	16,861

Total interest expense	66,555	152,332	132,510	(163,993)	187,404

Administrative and operating expenses:
Fees charged by affiliates	—	36,350	71,780	(63,640)	44,490
(Benefit) provision for credit losses	—	(10,495)	5,026	—	(5,469)
Depreciation of equipment on operating leases	—	47,138	36,792	—	83,930
Other expenses (income)	1	25,914	(1,031)	—	24,884

Total operating expenses	1	98,907	112,567	(63,640)	147,835

Total expenses	66,556	251,239	245,077	(227,633)	335,239

(Loss) income before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(19,180)	68,795	251,330	—	300,945
Income tax (benefit) provision	(7,494)	27,314	82,925	—	102,745
Equity in income of consolidated subsidiaries accounted for under the equity method	208,738	167,257	—	(375,995)	—

NET INCOME	197,052	208,738	168,405	(375,995)	198,200
Net income attributed to noncontrolling interest	—	—	(1,148)	—	(1,148)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$197,052	$208,738	$167,257	$(375,995)	$197,052

COMPREHENSIVE INCOME	$176,734	$188,420	$151,827	$(339,099)	$177,882
Comprehensive income attributed to noncontrolling interest	—	—	(1,148)	—	(1,148)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$176,734	$188,420	$150,679	$(339,099)	$176,734

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of December 31, 2013
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$308,507	$389,101	$—	$697,608
Restricted cash	—	100	784,408	—	784,508
Receivables, less allowance for credit losses	—	1,504,614	10,678,667	—	12,183,281
Retained interests in securitized receivables	—	5,202	2,596	(4,945)	2,853
Affiliated accounts and notes receivable	2,245,308	1,780,263	1,462,388	(5,377,811)	110,148
Equipment on operating leases, net	—	636,383	337,924	—	974,307
Equipment held for sale	—	35,035	5,715	—	40,750
Investments in consolidated subsidiaries accounted for under the equity method	1,703,364	1,931,092	—	(3,634,456)	0—
Goodwill and intangible assets	—	88,376	33,914	—	122,290
Other assets	23,142	15,857	31,960	—	70,959

TOTAL	$3,971,814	$6,305,429	$13,726,673	$(9,017,212)	$14,986,704

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$—	$76,869	$4,212,320	$—	$4,289,189
Accounts payable and other accrued liabilities	20,685	2,004,157	798,110	(2,332,446)	490,506
Affiliated debt	—	2,487,997	913,317	(3,050,310)	351,004
Long-term debt	2,499,140	33,042	5,813,406	—	8,345,588

Total liabilities	2,519,825	4,602,065	11,737,153	(5,382,756)	13,476,287
Stockholder's equity	1,451,989	1,703,364	1,989,520	(3,634,456)	1,510,417

TOTAL	$3,971,814	$6,305,429	$13,726,673	$(9,017,212)	$14,986,704

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) from operating activities	$(400,000)	$275,179	$141,158	$427,122	$443,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(12,005,414)	(12,267,832)	9,574,684	(14,698,562)
Collections of receivables	—	11,614,411	10,667,838	(9,574,225)	12,708,024
Decrease in restricted cash	—	—	122,905	—	122,905
Purchase of equipment on operating leases, net	—	(167,675)	(54,725)	—	(222,400)
Other investing activities	—	(250)	(27)	—	(277)

Net cash used in investing activities	—	(558,928)	(1,531,841)	459	(2,090,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	277,908	61,512	(427,581)	(88,161)
Net increase (decrease) in indebtedness	600,000	(111,307)	891,773	—	1,380,466
Dividends paid to CNH Industrial America LLC	(200,000)	—	—	—	(200,000)

Net cash from financing activities	400,000	166,601	953,285	(427,581)	1,092,305

DECREASE IN CASH AND CASH EQUIVALENTS	—	(117,148)	(437,398)	—	(554,546)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	257,001	528,912	—	785,913

End of period	$—	$139,853	$91,514	$—	$231,367

NOTE 12: SUBSEQUENT EVENTS

        On October 23, 2014, the Company, through a bankruptcy-remote trust, issued $999,066 of amortizing, asset-backed notes secured by U.S. retail loan contracts.

        On October 24, 2014, CNH Industrial Capital closed on a series of agreements with Citibank, N.A. and certain of its affiliates (together, "Citi") whereby Citi acquired CNH Industrial Capital's CRA portfolio. Pursuant to these agreements, Citi will offer a private-label CRA product through CNH Industrial North America dealers.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Organization

        We offer a range of financial products and services to the dealers and customers of CNH Industrial North America. The principal products offered are retail financing for the purchase or lease of new and used CNH Industrial North America equipment and wholesale financing to CNH Industrial North America dealers. Wholesale financing consists primarily of floor plan financing as well as financing for equipment used in dealer-owned rental yards, parts inventory and working capital needs. In addition, we purchase equipment from dealers that is leased to retail customers under operating lease agreements, and we also finance customers' commercial revolving accounts.

Trends and Economic Conditions

        Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended September 30, 2014, CNH Industrial's worldwide agricultural equipment net sales decreased 11.6% compared to the three months ended September 30, 2013. CNH Industrial's worldwide construction equipment net sales increased 14.7% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

        In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As a higher proportion of our portfolio relates to agricultural equipment financing, changes in the agricultural industry or with respect to our agricultural equipment borrowers ("farmers") may affect the majority of our portfolio.

        During the past few years, farm income in North America has experienced some of its highest historical levels. The financing we provide to our borrowers is secured by the financed equipment, which typically has a long useful life and is a key component in the farmers' sources of income. All of these factors contributed to the strong credit performance of our portfolio in recent periods.

        Net income attributable to CNH Industrial Capital LLC was $58.4 million for the three months ended September 30, 2014, down $6.5 million compared to the same period in 2013, as higher costs relating to equipment on operating leases and a higher provision for credit losses more than offset the impact of a higher average portfolio. Net income attributable to CNH Industrial Capital LLC was $193.5 million for the nine months ended September 30, 2014, compared to $197.1 million for the nine months ended September 30, 2013. Net income decreased during the nine month period as higher costs relating to equipment on operating leases and a higher provision for credit losses more than offset the impact of a higher average portfolio. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.4% at September 30, 2014, December 31, 2013 and September 30, 2013.

        Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, capital market disruptions, trade agreements and financial regulatory changes. Significant volatility in the price of certain commodities could also impact CNH Industrial North America's and our results.

Results of Operations

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

Revenues

        Revenues for the three and nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Interest income on retail notes and finance leases	$50,718	$49,718	$1,000	2.0%
Interest income on wholesale notes	20,086	15,776	4,310	27.3
Interest and other income from affiliates	105,872	102,153	3,719	3.6
Rental income on operating leases	43,025	34,843	8,182	23.5
Other income	14,259	15,697	(1,438)	(9.2)

Total revenues	$233,960	$218,187	$15,773	7.2%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Interest income on retail notes and finance leases	$150,334	$143,128	$7,206	5.0%
Interest income on wholesale notes	52,913	46,153	6,760	14.6
Interest and other income from affiliates	324,971	300,386	24,585	8.2
Rental income on operating leases	119,228	102,015	17,213	16.9
Other income	41,266	44,502	(3,236)	(7.3)

Total revenues	$688,712	$636,184	$52,528	8.3%

        Revenues totaled $234.0 million and $688.7 million for the three and nine months ended September 30, 2014, respectively, compared to $218.2 million and $636.2 million for the same periods in 2013. A higher average portfolio primarily drove the year-over-year increase, partially offset by a decrease in our average yield. The average yield for retail and other notes, finance leases, wholesale receivables and commercial revolving accounts receivables was 5.2% and 5.6% for the three months ended September 30, 2014 and 2013, respectively, and 5.4% and 5.7% for the nine months ended September 30, 2014 and 2013, respectively.

        Interest income on retail notes and finance leases for the three and nine months ended September 30, 2014 was $50.7 million and $150.3 million, respectively, representing increases of $1.0 million and $7.2 million from the same periods in 2013. For the third quarter, the increase was primarily due to a $4.7 million favorable impact from higher average earning assets, partially offset by a $3.7 million unfavorable impact from lower interest rates. For the nine months ended September 30, 2014, compared to the same period in 2013, the increase was primarily due to a $16.4 million favorable impact from higher average earning assets, partially offset by a $9.2 million unfavorable impact from lower interest rates.

        Interest income on wholesale notes for the three and nine months ended September 30, 2014 was $20.1 million and $52.9 million, representing an increase of $4.3 million and $6.8 million from the same periods in 2013. The increases were primarily due to the favorable impact from higher average earning assets.

        Interest and other income from affiliates for the three and nine months ended September 30, 2014 was $105.9 million and $325.0 million, respectively, compared to $102.2 million and $300.4 million, respectively, for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2014, compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $56.7 million and $173.5 million, respectively, an increase of $6.6 million and $14.8 million from the same periods in 2013. The increase was primarily due to higher average earning retail assets. For the three months ended September 30, 2014 and 2013, compensation from CNH Industrial North America for wholesale marketing programs was $36.7 million and $43.4 million, respectively. The decrease was primarily due to changes in the mix of programs and products. For the nine months ended September 30, 2014 and 2013, compensation from CNH Industrial North America for wholesale marketing programs was $117.5 million and $114.7 million, respectively. The increase was primarily due to higher average earning wholesale assets. For selected operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $12.5 million and $34.0 million for the three and nine months ended September 30, 2014, an increase of $4.1 million and $8.5 million, respectively, from the same periods in 2013. This increase was primarily due to higher originations.

        Rental income on operating leases for the three and nine months ended September 30, 2014 was $43.0 million and $119.2 million, respectively, representing increases of $8.2 million and $17.2 million from the same periods in 2013. The third quarter increase was due to a $13.2 million favorable impact from higher average earning assets, partially offset by a $5.0 million unfavorable impact from lower interest rates on new and existing operating leases. The year-to-date increase was due to a $31.8 million favorable impact from higher average earning assets, partially offset by a $14.6 million unfavorable impact from lower interest rates on new and existing operating leases.

        Other income for the three and nine months ended September 30, 2014 was $14.3 million and $41.3 million, respectively, representing decreases of $1.4 million and $3.2 million from the same periods in 2013. The decreases in 2014 were primarily due to accretion on the retained interests related to the off-book receivables in 2013.

Expenses

        Expenses for the three and nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Total interest expense	$74,115	$64,997	$9,118	14.0%
Fees charged by affiliates	13,288	14,082	(794)	(5.6)
Provision for credit losses	4,591	1,891	2,700	142.8
Depreciation of equipment on operating leases	37,475	28,553	8,922	31.2
Other expenses	16,039	7,809	8,230	105.4

Total expenses	$145,508	$117,332	$28,176	24.0%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Total interest expense	$207,912	$187,404	$20,508	10.9%
Fees charged by affiliates	39,619	44,490	(4,871)	(10.9)
Provision (benefit) for credit losses	11,979	(5,469)	17,448	(319.0)
Depreciation of equipment on operating leases	101,026	83,930	17,096	20.4
Other expenses	36,590	24,884	11,706	47.0

Total expenses	$397,126	$335,239	$61,887	18.5%

        Interest expense totaled $74.1 million and $207.9 million for the three and nine months ended September 30, 2014, respectively, compared to $65.0 million and $187.4 million for the same periods in 2013. For the third quarter, the increase was due to an $8.1 million unfavorable impact from higher average total debt and a $1.0 million unfavorable impact from higher average interest rates. For the nine months, the increase was due to a $24.1 million unfavorable impact from higher average total debt, partially offset by a $3.6 million favorable impact from lower average interest rates.

        The provision for credit losses was $4.6 million and $12.0 million for the three and nine months ended September 30, 2014, respectively, compared to a provision of $1.9 million and a benefit of $5.5 million for the same periods in 2013. The increase for the periods in 2014 was primarily due to a higher average portfolio, while the benefits recognized in 2013 primarily represented collections from certain customers previously identified as impaired.

        Depreciation of equipment on operating leases and other expenses increased for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to costs associated with the operating lease portfolio.

        The effective tax rates for the three months ended September 30, 2014 and 2013 were 33.6% and 35.2%, respectively. The effective tax rate was 33.3% for the nine-month period ended September 30, 2014, compared to 34.1% for the same period in 2013. The lower rates in 2014 were primarily due to the favorable discrete tax benefits recorded in 2014 and the change in the geographic mix of income earned within the U.S.

Receivables and Equipment on Operating Leases Originated and Held

        Receivable and equipment on operating lease originations for the three and nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Retail receivables	$1,037,914	$1,237,806	$(199,892)	(16.1)%
Wholesale receivables	3,364,423	3,562,264	(197,841)	(5.6)
Other	275,172	270,487	4,685	1.7
Equipment on operating leases	256,430	127,328	129,102	101.4

Total originations	$4,933,939	$5,197,885	$(263,946)	(5.1)%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Retail receivables	$3,000,218	$3,364,822	$(364,604)	(10.8)%
Wholesale receivables	10,404,982	10,611,711	(206,729)	(1.9)
Other	726,787	718,607	8,180	1.1
Equipment on operating leases	645,319	390,759	254,560	65.1

Total originations	$14,777,306	$15,085,899	$(308,593)	(2.0)%

        Retail receivable originations decreased for both the three and nine months ended September 30, 2014 compared to the same periods in 2013, primarily due to a decrease in unit sales of CNH Industrial North America equipment. The increase in equipment on operating lease originations for the three and nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to financing programs offered in response to the expiration of additional depreciation deductions.

        Total receivables and equipment on operating leases held as of September 30, 2014, December 31, 2013 and September 30, 2013 were as follows (dollars in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Retail receivables	$8,790,494	$8,480,893	$8,157,358
Wholesale receivables	4,659,644	3,573,524	4,318,968
Other	279,370	230,817	287,055
Equipment on operating leases	1,298,765	974,307	885,538

Total receivables and equipment on operating leases	$15,028,273	$13,259,541	$13,648,919

        The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.5%, 0.4% and 0.5% at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. At those same dates, the total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $26.6 million, $30.2 million and $31.7 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Total wholesale receivables on nonaccrual status were $35.7 million, $30.4 million and $29.0 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

        Total receivable write-off amounts and recoveries, by product for the three and nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Write-offs:
Retail	$2,769	$2,567	$8,378	$7,819
Wholesale	—	—	799	127
Other	1,266	1,478	3,976	4,407

Total write-offs	4,035	4,045	13,153	12,353

Recoveries:
Retail	(953)	(1,100)	(2,208)	(2,882)
Wholesale	(390)	(332)	(445)	(573)
Other	(651)	(754)	(1,802)	(2,349)

Total recoveries	(1,994)	(2,186)	(4,455)	(5,804)

Write-offs, net of recoveries:
Retail	1,816	1,467	6,170	4,937
Wholesale	(390)	(332)	354	(446)
Other	615	724	2,174	2,058

Total write-offs, net of recoveries	$2,041	$1,859	$8,698	$6,549

        Our allowance for credit losses on all receivables financed totaled $104.0 million at September 30, 2014, $102.0 million at December 31, 2013 and $109.3 million at September 30, 2013. The level of the allowance is based on quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, collateral value and credit risk quality. We believe our allowance is sufficient to provide for losses in our receivable portfolio as of September 30, 2014.

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

        In addition, we have committed secured and unsecured credit facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity and capital needs.

        Since 2011, we have accessed the unsecured bond market in order to add more diversity and stability to our funding sources. Our outstanding unsecured notes totaled $2.9 billion as of September 30, 2014. We expect continued changes to our funding profile, with less reliance on the securitization market, as costs and terms of accessing the unsecured term market continue to improve.

Cash Flows

        For the nine months ended September 30, 2014 and 2013, our cash flows were as follows (dollars in thousands):

	2014	2013
Cash flows provided by (used in):
Operating activities	$357,967	$443,459
Investing activities	(1,896,124)	(2,090,310)
Financing activities	1,038,345	1,092,305

Net cash decrease	$(499,812)	$(554,546)

        Operating activities in the nine months ended September 30, 2014 generated cash of $358 million, compared to $443 million for the same period in 2013, resulting primarily from net income of $194 million, adjusted by depreciation and amortization of $102 million and cash from working capital of $33 million. The decrease in cash provided by operating activities for the nine months ended September 30, 2014 compared to 2013 was primarily due to a $129 million net decline in working capital, partially offset by $17 million higher depreciation expense and $17 million higher provision for credit losses.

        Net cash used in investing activities in the nine months ended September 30, 2014 totaled $1,896 million, resulting primarily from a net growth in receivables of $1,570 million and $645 million in expenditures for equipment on operating leases, partially offset by proceeds from the sale of equipment on operating leases of $208 million and by a decrease in restricted cash of $111 million. The decrease of cash used in investing activities in the nine months ended September 30, 2014 compared to 2013 was primarily due to the decrease of receivables acquired, partially offset by the increase in net cash flows for equipment on operating leases.

        Financing activities in the nine months ended September 30, 2014 generated cash of $1,038 million, resulting primarily from net proceeds from long-term debt and affiliated debt of $747 million and $737 million, respectively, partially offset by net cash paid of $356 million for short-term borrowings and $90 million in dividends paid to CNH Industrial America. The decrease in cash provided by financing activities in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to the decreased net cash received from long-term debt and increased net payments of short-term borrowings, partially offset by the increase in net cash received from affiliated debt and lower dividends paid to CNH Industrial America.

Securitization

        CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost-effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Industrial Capital has completed public and private issuances of asset-backed securities in both the U.S. and Canada and, as of September 30, 2014, the amounts outstanding were approximately $7.1 billion.

Committed Asset-Backed Facilities

        CNH Industrial Capital has committed asset-backed facilities with several banks, primarily through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.2 billion at September 30, 2014, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At September 30, 2014, approximately $0.4 billion of funding was available for use under these facilities.

Unsecured Funding and Other Transactions

        As of September 30, 2014, we had outstanding unsecured notes of $750 million at an annual fixed rate of 3.875% due 2015, $500 million at an annual fixed rate of 6.250% due 2016, $500 million at an annual fixed rate of 3.250% due 2017, $600 million at an annual fixed rate of 3.625% due 2018 and $500 million at an annual fixed rate of 3.375% due 2019.

        As of September 30, 2014, we had a $250 million, unsecured credit facility, consisting of a $150 million term facility and a $100 million revolving credit facility, with a final maturity in July 2016. Additionally, as of September 30, 2014, we had a $250 million, unsecured credit facility with a consortium of banks, with a final maturity in June 2017.

Affiliate Sources

        CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various on-book assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. At September 30, 2014, affiliated debt was $1.1 billion, up from $351.0 million at December 31, 2013.

Equity Position

        Our equity position also supports our capabilities to access various funding sources. Our stockholder's equity as of September 30, 2014 and December 31, 2013 was $1.6 billion and $1.5 billion, respectively.

        On March 31, 2014, CNH Industrial Capital LLC paid a dividend of $90 million to CNH Industrial America.

Liquidity

        The majority of CNH Industrial Capital's debt is self-liquidating from the cash generated by the underlying amortizing receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset-backed facilities until refinanced in the term ABS market or with other third-party debt. New wholesale receivables are typically sold to a master trust, which is financed through a combination of variable funding notes, term securitization and internal sources. Our liquidity available for use as of September 30, 2014 is as follows (dollars in thousands):

September 30, 2014
Cash, cash equivalents and restricted cash	$865,375
Committed asset-backed facilities	3,248,430
Committed unsecured facilities	350,000

Total cash and facilities	4,463,805
Less: restricted cash	667,579
Less: facilities utilization	2,834,791

Total available for use	$961,435

        The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

        In connection with a limited number of funding transactions, we provide financial guarantees to various parties on behalf of certain foreign financial services subsidiaries of CNHI for approximately $252.1 million as of September 30, 2014.

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

Critical Accounting Policies and Estimates

        See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2013 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended September 30, 2014.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2014. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital's financial position or results of operations.

Item 1A.    Risk Factors

        See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the nine months ended September 30, 2014.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit		Description
12.1		Statement regarding computation of ratio of earnings to fixed charges.
31.1		Certifications of President Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification required by Exchange Act Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Changes in Stockholder's Equity for the nine months ended September 30, 2014 and 2013 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: November 6, 2014	By:	/s/ STEVEN C. BIERMAN
		Name:	Steven C. Bierman
		Title:	Chairman and President