Form 10-K
period 2014-12-31
CNH Industrial Capital LLC
filed 2015-03-05
CIK 1552493

Use these links to rapidly review the document

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         As of March 5, 2015, all of the limited liability company interests of the registrant were held by an affiliate of the registrant.

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

PART I

Item 1.    Business

Overview

        CNH Industrial Capital LLC (formerly known as CNH Capital LLC) (together with its consolidated subsidiaries, "CNH Industrial Capital," the "Company" or "we") is an indirect wholly-owned subsidiary of CNH Industrial N.V. ("CNHI" and together with its consolidated subsidiaries, "CNH Industrial") and is headquartered in Racine, Wisconsin. As a captive finance company, our primary business is to underwrite and manage financing products for end-use customers and dealers of CNH Industrial America LLC ("CNH Industrial America") and CNH Industrial Canada Ltd. (collectively, "CNH Industrial North America") and provide other related financial products and services to support the sale of agricultural and construction equipment manufactured by CNH Industrial North America. The primary operating subsidiaries of CNH Industrial Capital LLC include CNH Industrial Capital America LLC ("CNH Industrial Capital America"), New Holland Credit Company, LLC ("New Holland Credit") and CNH Industrial Capital Canada Ltd. ("CNH Industrial Capital Canada"). CNH Industrial Capital America is the primary financing and business entity of CNH Industrial Capital for the United States that enters into retail and wholesale financing arrangements with end-use customers and equipment dealers, and CNH Industrial Capital Canada performs the same functions in Canada, while New Holland Credit acts as the servicer for retail and wholesale receivables originated by CNH Industrial Capital America.

        CNH Industrial is the company formed by the merger, completed September 29, 2013, between Fiat Industrial S.p.A. ("Fiat Industrial") and CNH Global N.V. ("CNH Global"), the former indirect parents of CNH Industrial Capital. As a result of the merger, CNH Industrial Capital LLC and its primary operating subsidiaries, including CNH Industrial Capital America, New Holland Credit and CNH Industrial Capital Canada, have become indirect wholly-owned subsidiaries of CNHI (with all of the equity interests in CNH Industrial Capital LLC owned by CNHI through intermediate companies, through which CNHI exercises indirect control over CNH Industrial Capital LLC). CNHI is incorporated in and under the laws of The Netherlands, with its principal office at Cranes Farm Road, Basildon, United Kingdom.

        CNH Industrial organizes its operations into five operating segments: Agricultural Equipment, Construction Equipment, Commercial Vehicles, Powertrain and Financial Services. CNH Industrial's five segments design, produce, market, sell and finance agricultural and construction equipment, trucks, commercial vehicles, buses and specialty vehicles for firefighting, defense and other uses, as well as engines and transmissions for those vehicles and engines for marine and power generation applications. CNH Industrial has industrial and financial service companies located in 45 countries and a commercial presence in approximately 190 countries around the world. CNH Industrial North America manufactures agricultural and construction equipment. CNH Industrial Capital provides financial services for CNH Industrial North America dealers and end-use customers located primarily in the United States and Canada.

        On February 28, 2014, CNH Capital LLC changed its name to CNH Industrial Capital LLC; CNH Capital America LLC changed its name to CNH Industrial Capital America LLC; and CNH Capital Canada Ltd. changed its name to CNH Industrial Capital Canada Ltd.

        CNH Industrial Capital offers retail loan and lease financing to end-use customers for the purchase of new and used equipment and components, as well as other financial services. CNH Industrial Capital also provides wholesale financing to CNH Industrial North America equipment dealers and distributors (almost all of which are independently owned and operated). Wholesale financing consists primarily of dealer floorplan financing and gives dealers the ability to maintain a representative inventory of new products. In addition, CNH Industrial Capital provides financing to dealers for used equipment taken in trade, equipment utilized in dealer-owned rental yards, parts inventory, working capital and other financing needs. As a holding company, CNH Industrial Capital LLC generally does not conduct operations of its own, but relies on its subsidiaries for the generation and distribution of profits.

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

        CNH Industrial Capital's revenue is primarily generated through the income of its portfolio and the income generated through marketing programs with CNH Industrial North America. The size of the portfolio is in part related to the level of equipment sales by CNH Industrial North America. The portfolio profitability is linked to the credit quality of the borrowers, the value of collateral and the difference between lending and borrowing rates. For the years ended December 31, 2014 and 2013, the percentage of revenue derived by us from CNH Industrial North America and other CNH Industrial subsidiaries was 47% and 48%, respectively.

Relationship with CNH Industrial

        CNH Industrial's Agricultural Equipment segment designs, manufactures and distributes a full line of farm machinery and implements, including two-wheel and four-wheel drive tractors, crawler tractors (Quadtrac®), combines, cotton pickers, grape and sugar cane harvesters, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements and material handling equipment. Agricultural equipment is sold in North America under the New Holland Agriculture and Case IH Agriculture brands.

        CNH Industrial's Construction Equipment segment designs, manufactures and distributes a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders, telehandlers and trenchers. Construction equipment is sold in North America under the New Holland Construction and Case Construction brands.

        For the years ended December 31, 2014 and 2013, 45% and 45% of CNH Industrial's net sales of agricultural equipment were generated in NAFTA (United States, Canada and Mexico); 31% and 29% in EMEA (member countries of the European Union, Ukraine, Balkans, African continent and the Middle East (excluding Turkey)); 13% and 15% in LATAM (Central and South America and the Caribbean Islands); and 11% and 11% in APAC (Continental Asia (including Turkey and Russia), Oceania and the member countries of the Commonwealth of Independent States (excluding Ukraine)), respectively. For the same periods, 44% and 39% of CNH Industrial's net sales of construction equipment were generated in NAFTA; 20% and 19% in EMEA; 27% and 30% in LATAM; and 9% and 12% in APAC, respectively.

        As of December 31, 2014 and 2013, CNH Industrial had total assets of $51.9 billion and $53.8 billion and total equity of $5.0 billion and $5.0 billion, respectively.

        For the years ended December 31, 2014 and 2013, CNH Industrial had total revenues of $32.6 billion and $33.8 billion, respectively and net income attributable to CNH Industrial N.V. of $710 million and $677 million, respectively.

        CNH Industrial Capital is a key financing source for CNH Industrial North America's end-use customers and dealers. CNH Industrial North America offers subsidized financing programs such as low-rate, interest-free or interest-only periods and other sales incentive programs. We participate in and receive reimbursement for these programs, which allow us to offer financing to customers at advantageous interest rates.

        Although our primary focus is to finance CNH Industrial North America manufactured equipment, we also provide retail and wholesale financing related to new and used agricultural and construction equipment manufactured by entities other than CNH Industrial North America. We are dependent on CNH Industrial North America for substantially all of our business, with revenues related to financing provided to CNH Industrial North America dealers and retail customers purchasing and/or leasing from CNH Industrial North America and its dealers accounting for over 90% of our total revenues for the year ended December 31, 2014, and with loan portfolios attributable to such financing accounting for over 90% of our total managed receivables as of December 31, 2014.

        The size of our lending portfolio is related in part to the level of equipment sales by CNH Industrial North America, which is driven in part by the strength of the agricultural and construction markets. The credit quality of our portfolio reflects the underwriting standards of CNH Industrial Capital, which are developed internally and independent of the sales volume goals of CNH Industrial North America.

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

Products and Services

        CNH Industrial Capital's financing products and services fall into the following main categories:

        Retail (71.1% of managed portfolio as of December 31, 2014):    CNH Industrial Capital provides and administers retail financing to end-use customers for the purchase or lease of new and used CNH Industrial North America equipment or other agricultural and construction equipment sold primarily through CNH Industrial North America dealers and distributors. Retail financing products primarily include retail installment sales contracts, finance leases and operating leases to end-use customers. The terms of retail contracts, finance leases and operating leases (collectively, "receivables") generally range from two to six years, and interest rates on the receivables vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America.

        CNH Industrial Capital utilizes a proprietary credit scoring model as part of the retail credit approval and review process. CNH Industrial Capital also provides servicing and collection operations generally performed through its subsidiary, New Holland Credit, for the retail financing products.

        Wholesale (28.9% of managed portfolio as of December 31, 2014):    CNH Industrial Capital provides wholesale financing to dealers to finance purchases of new and used agricultural and construction equipment and parts. In addition, CNH Industrial Capital extends credit to dealers for working capital and other financing needs. Currently, credit is extended to approximately 1,100 CNH Industrial North America dealers (with each being a separate legal entity) with approximately 1,900 locations in North America.

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

        CNH Industrial Capital also offers other financial products and services, including insurance and equipment protection products underwritten through a third-party insurer.

        On October 24, 2014 CNH Industrial Capital closed on a series of agreements with Citibank, N.A. and certain affiliates of Citibank, N.A. (together, "Citi"), pursuant to which Citi acquired CNH Industrial Capital's portfolio of commercial revolving accounts ("CRA") receivables. Pursuant to these agreements, Citi offers a private-label CRA product through CNH Industrial dealers in North America.

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

        We compete primarily with banks, equipment finance and leasing companies, and other financial institutions. Typically, this competition is based upon financial products and services offered, customer service, financial terms and interest rates charged. In addition, some of our competitors may be eligible to participate in government programs providing access to capital at more favorable rates, which may create a competitive disadvantage for CNH Industrial Capital. CNH Industrial Capital believes that its strong, long-term relationship with the dealers and end-use customers and the ease-of-use of our products provides a competitive edge over other third-party financing options. In addition, the marketing programs offered by CNH Industrial North America have a positive influence on the proportion of CNH Industrial North America's equipment sales financed by CNH Industrial Capital.

Employees

        As of December 31, 2014, CNH Industrial Capital had approximately 450 employees, none of which were represented by unions.

        On March 1, 2015, Brett D. Davis was appointed Chairman and President of CNH Industrial Capital LLC.

Item 1A.    Risk Factors

        The following risks should be considered in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 13 and the other risks described in the Cautionary Note Regarding Forward-Looking Statements beginning on page 22. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and anticipated future results. Except as may be required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.

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

        As of December 31, 2014, we had an aggregate of $13.7 billion of consolidated indebtedness and our equity was $1.6 billion.

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

A decrease in government incentives may adversely affect our results.

        Government initiatives that are intended to stimulate demand for products sold by CNH Industrial North America, such as changes in tax treatment or purchase incentives for new equipment, can substantially influence the timing and level of our revenues. The terms, size and duration of such government actions are unpredictable and outside of our control. Any adverse change in government policy relating to those initiatives could have a material adverse effect on our business prospects, operating results and/or financial position. For example, on December 31, 2014, the additional first-year "50% bonus" depreciation and increased expensing of property under the U.S. Internal Revenue Code section 179 expired. This could have an adverse effect on our financial position and results of operations.

Change in support from CNH Industrial North America could limit our ability to offer competitively priced financing to our customers and reduce the percentage of CNH Industrial North America's products financed by us, which may in turn have a material adverse effect on our business, financial position, results of operations and cash flows.

        We participate in certain marketing programs sponsored by CNH Industrial North America that allow us to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or reward cards redeemable for parts or services). This support from CNH Industrial North America provides a material competitive advantage in offering financing to customers of CNH Industrial North America's products. Any elimination or reduction of these marketing programs, which affects our ability to offer competitively priced financing to customers, could in turn reduce the percentage of CNH Industrial North America's products financed by us and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the years ended December 31, 2014, 2013 and 2012, the revenues recognized by us from CNH Industrial North America for marketing programs were $437.4 million, $413.4 million and $389.3 million, respectively, representing 47%, 48% and 47% of our total revenues.

        CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2014, 2013 and 2012, we incurred fees charged by our affiliates of $49.5 million, $56.4 million and $61.9 million, respectively, representing 19%, 28%, and 25%, respectively, of our total administrative and operating expenses.

        CNH Industrial North America also provides a portion of our funding. The portion of funding provided by CNH Industrial North America is based on various factors, including anticipated external funding transactions, and will fluctuate over time. As of December 31, 2014 and 2013, CNH Industrial North America had loans outstanding to us of $862.4 million and $351.0 million, respectively.

        Any change in support from CNH Industrial North America could negatively impact our results of operations.

An increase in customer credit risk may result in higher delinquencies and defaults, and deterioration in collateral valuation may reduce our collateral recoveries, which could increase losses on our receivables and leases and adversely affect our financial position and results of operations.

        Fundamental to any organization that extends credit is the credit risk associated with its customers. The creditworthiness of each customer, and the rates of delinquency and default, repossessions and net losses relating to customer receivables are impacted by many factors, including:

  •
  relevant industry and general economic conditions (in particular, those conditions most directly affecting the agricultural and construction industries);

  •
  the availability of capital;

  •
  changes in interest rates;

  •
  the experience and skills of the customer's management team;

  •
  commodity prices;

  •
  political events;

  •
  the weather; and

  •
  the value of the collateral securing the extension of credit.

        Deterioration in the quality of our financial assets, an increase in delinquencies or defaults, or a reduction in collateral recovery rates could have an adverse impact on our financial performance. These risks become more acute in an economic slowdown or recession due to decreased demand for (or the availability of) credit, declining asset values, changes in government subsidies, reductions in collateral to receivable balance ratios, and an increase in delinquencies, defaults, insolvencies, foreclosures and losses. In such circumstances, our receivable servicing and litigation costs may also increase. In addition, governments may pass laws, or implement regulations, that modify rights and obligations under existing agreements, or which prohibit or limit the exercise of contractual rights.

        When receivables are unpaid and we repossess collateral securing the repayment of the receivable, our ability to sell the collateral to recover or mitigate losses is subject to the current market value of such collateral. Those values are affected by levels of new and used inventory of agricultural and construction equipment on the market. They are also dependent upon the strength and weakness of market demand for new and used agricultural and construction equipment. In addition, repossessed collateral may be in poor condition, which would reduce its value. Finally, relative pricing of used equipment, compared with new equipment, can affect levels of market demand and the resale of repossessed equipment. An industry-wide decrease in demand for agricultural or construction equipment could result in lower resale values for repossessed equipment, which could increase losses on receivables and leases, adversely affecting our financial position and results of operations.

Changes in interest rates and market liquidity could have a material adverse effect on our earnings and cash flows.

        Because a significant number of our receivables are generated at fixed interest rates, our business is subject to fluctuations in interest rates. Although we seek to match fund our assets, with approximately 68% of our receivables and approximately 70% of our funding at a fixed rate, respectively, as of December 31, 2014, changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow. We also rely on the capital markets and a variety of funding programs to provide liquidity for our operations, including committed asset-backed and unsecured facilities and the issuance of secured and unsecured debt. Significant changes in market liquidity conditions could impact our access to funding and the associated funding costs and reduce our earnings and cash flow.

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

        We have traditionally relied upon the term ABS market and committed asset-backed facilities as a primary source of funding and liquidity. Access to funding at competitive rates is essential to our business. From mid-2007 through 2009, events occurred in the global financial markets, which caused a significant reduction in liquidity in the secondary market for ABS transactions outstanding at such time and a significant increase in funding costs. During these periods, conditions in the ABS market adversely affected our ability to sell receivables on a favorable or timely basis. Similar conditions in the future could have an adverse impact on our access to funding, financial position and results of operations.

        To maintain competitiveness in the capital markets and to promote the efficient use of various funding sources, CNH Industrial chose to increase the reserve funds of certain previously issued ABS transactions. Such optional support may, in the future, be necessary to maintain credit ratings assigned to certain transactions if loss experiences are higher than anticipated. The provision of additional reserve support could have an adverse effect on our financial position, results of operations and cash flows.

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
  require disclosures to customers;

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

        The various requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act"), including its many implementing regulations, may substantially affect our origination, servicing and securitization programs. For example, the Dodd-Frank Act strengthens the regulatory oversight of these securities and capital market activities by the SEC and increases the regulation of the ABS markets through, among other things, mandated risk retention, a loan level disclosure requirement for certain securitizers and a direction to the SEC to regulate credit rating agencies and adopt regulations governing these organizations. While we will continue to monitor these developments and their impact upon our access to the ABS market, these and future SEC regulations may impact our ability to engage in these activities or increase the effective cost of ABS transactions in the future, which could adversely affect our financial position, results of operations and cash flows.

Our business may be affected by unfavorable weather conditions, climate change or natural disasters.

        Poor, severe or unusual weather conditions caused by climate change or other factors, particularly during the planting and early growing season, can significantly affect the purchasing decisions of CNH Industrial's agricultural equipment customers. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting crops or may cause growing crops to die, resulting in lower yields. Excessive rain or flooding can also prevent planting or harvesting from occurring at optimal times and may cause crop loss through increased disease or mold growth. Temperature affects the rate of growth, crop maturity, crop quality and yield. Temperatures outside normal ranges can cause crop failure or decreased yields, and may also affect disease incidence. Natural disasters such as floods, hurricanes, storms and droughts can have a negative impact on agricultural production. The resulting negative impact on farm income can strongly affect demand for CNH Industrial's agricultural equipment in any given period.

        In addition, natural disasters, pandemic illness, equipment failures, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of CNH Industrial's manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of CNH Industrial's products to dealers and customers and delay in delivery of the products to distribution centers. If such events occur, our financial results might be negatively impacted.

Changes in demand for food and alternate energy sources could impact our revenues.

        Changing worldwide demand for farm outputs to meet the world's growing food and alternative energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. While higher commodity prices will benefit our crop producing agricultural equipment customers, higher commodity prices also result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. Moreover, changing alternative energy demands may cause farmers to change the types or quantities of the crops they grow, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for CNH Industrial North America's equipment and result in higher research and development costs related to equipment fuel standards.

We are subject to negative conditions in the financial markets and the cyclicality of the capital goods sector.

        Participants in the capital goods sector are subject to:

  •
  the condition of financial markets, in particular, the ability to access the ABS market and prevailing interest rates in that market. We make considerable use of ABS transactions to fund financing offered to customers. Adverse conditions in the financial markets, and the ABS market in particular, could have a significant impact on our business prospects, results of operations and/or financial position; and

  •
  cyclicality, which can cause sudden (and sometimes material) declines in demand, with negative effects on inventory levels and product pricing, both new and used. In general, demand in the capital goods sector is highly correlated to the economic cycle and can be subject to even greater levels of volatility.

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

A decrease in the residual value of the equipment that we lease or higher than expected return volumes of our leased equipment could adversely affect our results.

        We estimate the expected residual values of leased equipment at the inception of the lease, which is the estimated future value of leased equipment at the time of the expiration of the lease term. The residual values are reviewed quarterly. Changes in residual value assumptions would affect the amount of depreciation expense and the net amount of equipment on operating leases. If estimated future values significantly decline due to economic factors, obsolescence or other adverse circumstances, we may not realize such residual value, which could reduce our earnings through an increase in expenses.

        We estimate the expected return volumes for the equipment we lease. Actual proceeds realized by us upon the sale of returned leased equipment at lease termination may be lower than the amount projected, which would reduce the profitability of the lease transaction. Among the factors that can affect the value of returned lease equipment are the volume of equipment returned (primarily impacted by contractual lease-end values relative to auction values and marketing programs for new equipment), any significant market/product trends and economic conditions. Each of these factors, alone or in combination, has the potential to adversely affect our profitability if actual results were to differ significantly from our estimates.

        As of December 31, 2014, our total operating lease residual values were $1,163.5 million.

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

        Our financial statements are prepared in accordance with U.S. GAAP, which are periodically revised. At times, we are required to adopt new or revised accounting standards issued by recognized bodies. It is possible such changes could have a material adverse effect on our reported results of operations or financial position. See "Note 2: Summary of Significant Accounting Policies" to our audited consolidated financial statements for the year ended December 31, 2014 for additional information on the adoption of new accounting guidance.

Risks related to increased information technology security threats.

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

        In order to manage such risks, we implemented our information security system, an integrated set of policies, processes, methodologies, teams and technologies aimed at ensuring appropriate protection of our data. The information security system must be constantly aligned with evolving cyber threats scenarios in order for it to be effective. Recent security initiatives included in our information security roadmap concern data loss prevention, data classification (both structured and unstructured data) and laptop encryption. Actions are also in progress to increase our capability to prevent, detect, and react to malicious data leakage attempts.

        Despite such efforts, a failure or breach in security could expose us and our customers and dealers to risks of misuse of information or systems, the compromising of confidential information, manipulation and destruction of data and operations disruptions, which in turn could adversely affect our reputation, competitive position, businesses and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as higher operational and other costs of implementing further data protection measures.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located at 5729 Washington Avenue, Racine, WI 53406. We maintain the following offices:

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        All of CNH Industrial Capital LLC's limited liability company interests are owned by CNH Industrial America, which is indirectly wholly-owned by CNHI. There is currently no established trading market for CNH Industrial Capital LLC's limited liability company interests. CNH Industrial Capital LLC declared and paid to CNH Industrial America cash dividends of $115 million, $200 million and $0 in 2014, 2013 and 2012, respectively and CNH Industrial Capital Canada declared and paid a cash dividend on preferred stock of C$26 million ($24 million) to CNH Industrial Canada Ltd. in 2014.

Item 6.    Selected Financial Data

        Omitted pursuant to General Instruction I of Form 10-K.

Item 7.    Managements' Discussion and Analysis of Financial Condition and Results of Operations

Overview

Organization

        We offer a range of financial products and services to the dealers and customers of CNH Industrial North America. The principal products offered are retail financing for the purchase or lease of new and used CNH Industrial North America equipment and wholesale financing to CNH Industrial North America dealers. Wholesale financing consists primarily of floor plan financing as well as financing equipment used in dealer-owned rental yards, parts inventory and working capital needs. In addition, we purchase equipment from dealers that are leased to retail customers under operating lease agreements.

Trends and Economic Conditions

        Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the year ended December 31, 2014, CNH Industrial's Agricultural Equipment net sales decreased 9.3% compared to the year ended December 31, 2013. CNH Industrial's Construction Equipment net sales increased 2.7% for the year ended December 31, 2014, compared to the year ended December 31, 2013.

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

        Net income attributable to CNH Industrial Capital LLC was $258.0 million for the year ended December 31, 2014, compared to $264.9 million for the year ended December 31, 2013. The positive impact from a higher average portfolio was offset by higher costs associated with the operating lease portfolio and higher provisions for credit losses. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.4%, 0.4% and 0.5% at December 31, 2014, 2013 and 2012, respectively.

        Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, capital market disruptions, trade agreements, and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America's and our results.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

        Revenues for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013	$ Change	% Change
Interest income on retail notes and finance leases	$204,452	$181,342	$23,110	12.7%
Interest income on wholesale notes	74,450	63,760	10,690	16.8
Interest and other income from affiliates	437,435	414,957	22,478	5.4
Rental income on operating leases	165,914	138,937	26,977	19.4
Other income	52,500	59,125	(6,625)	(11.2)

Total revenues	$934,751	$858,121	$76,630	8.9%

        Revenues totaled $934.8 million for the year ended December 31, 2014 compared to $858.1 million for the year ended December 31, 2013. A higher average portfolio primarily drove the year over year increase, partially offset by a decrease in our average yield. The average yield for retail and other notes, finance leases, wholesale receivables and CRA receivables was 5.4% for the year ended December 31, 2014, compared to 5.6% for the year ended December 31, 2013.

        Interest income on retail notes and finance leases for the year ended December 31, 2014 was $204.5 million, representing an increase of $23.1 million from the year ended December 31, 2013. The increase was primarily due to a $19.5 million favorable impact from higher average earning assets and a $3.6 million favorable impact from higher interest rates.

        Interest income on wholesale notes for the year ended December 31, 2014 was $74.5 million, representing an increase of $10.7 million from the year ended December 31, 2013. The increase was primarily due to the favorable impact from higher average earning assets.

        Interest and other income from affiliates for the year ended December 31, 2014 was $437.4 million compared to $415.0 million for the year ended December 31, 2013. Compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $228.0 million and $219.2 million for the years ended December 31, 2014 and 2013, respectively. The increase was primarily due to higher average earning retail assets. For the year ended December 31, 2014, compensation from CNH Industrial North America for wholesale marketing programs was $161.3 million compared to $158.3 million for the prior year. The increase was primarily due to the mix of programs and products. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $48.0 million and $35.9 million for the years ended December 31, 2014 and 2013, respectively. The increase was primarily due to higher originations.

        Rental income on operating leases for the year ended December 31, 2014 was $165.9 million, representing an increase of $27.0 million from the year ended December 31, 2013. The increase was primarily due to a $46.8 million favorable impact from higher average earning assets, partially offset by a $19.8 million unfavorable impact from lower rates on new and existing operating leases.

        Other income for the year ended December 31, 2014 was $52.5 million, representing a decrease of $6.6 million from the year ended December 31, 2013. The decrease in 2014 was primarily due to accretion on the retained interests related to the off-book receivables in 2013 and lower income earned on CRA receivables, partially offset by higher insurance income earned.

Expenses

        Expenses for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013	$ Change	% Change
Total interest expense	$286,428	$257,322	$29,106	11.3%
Fees charged by affiliates	49,539	56,405	(6,866)	(12.2)
Provision (benefit) for credit losses, net	14,124	(5,904)	20,028	339.2
Depreciation of equipment on operating leases	141,688	114,053	27,635	24.2
Other expenses	56,604	35,083	21,521	61.3

Total expenses	$548,383	$456,959	$91,424	20.0%

        Interest expense totaled $286.4 million for the year ended December 31, 2014 compared to $257.3 million for the year ended December 31, 2013. The increase was primarily due to a $14.0 million unfavorable impact from higher average debt and a $15.1 million unfavorable impact from higher average interest rates. The average interest rate was 1.8% for the year ended December 31, 2014 compared to 1.7% for the year ended December 31, 2013.

        The provision for credit losses was $14.1 million for the year ended December 31, 2014 compared to a benefit of $5.9 million for the year ended December 31, 2013. The increase in 2014 was primarily due to a higher average portfolio, while the benefits recognized in 2013 primarily represented collections from certain customers previously identified as impaired.

        Depreciation of equipment on operating leases and other expenses increased for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to costs associated with the operating lease portfolio. Included in other expenses for the year ended December 31, 2014 were impairment losses on operating leases of $12.3 million.

        The effective tax rate for the year ended December 31, 2014 was 32.9%, compared to 33.6% for the year ended December 31, 2013. The lower rate in 2014 was primarily due to the favorable discrete tax benefits recorded in 2014 and the change in the geographic mix of income earned within the U.S.

Receivables and Equipment on Operating Leases Originated and Held

        Receivables and equipment on operating lease originations for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013	$ Change	% Change
Retail receivables	$4,203,145	$4,939,764	$(736,619)	(14.9)%
Wholesale receivables	13,883,697	14,742,250	(858,553)	(5.8)
Other receivables	953,139	946,424	6,715	0.7
Equipment on operating leases	996,858	620,561	376,297	60.6

Total originations	$20,036,839	$21,248,999	$(1,212,160)	(5.7)%

        Retail and wholesale originations decreased in 2014 compared to 2013, primarily due to a decrease in unit sales of CNH Industrial North America equipment. The increase in equipment on operating lease originations for 2014 compared to 2013 was primarily due to financing programs offered in response to the expiration of additional tax depreciation deductions and an increased customer preference for leasing programs.

        Total receivables and equipment on operating leases held as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013	$ Change	% Change
Retail receivables	$8,745,923	$8,480,893	$265,030	3.1%
Wholesale receivables	4,138,646	3,573,524	565,122	15.8
Other receivables	—	230,817	(230,817)	(100.0)
Equipment on operating leases	1,458,325	974,307	484,018	49.7

Total receivables and equipment on operating leases	$14,342,894	$13,259,541	$1,083,353	8.2%

        The total retail receivables balance 30 days or more past due as a percentage of the retail receivables was 0.6% and 0.4% at December 31, 2014 and 2013, respectively. The total wholesale receivables balance 30 days or more past due as a percentage of the wholesale receivables was not significant at December 31, 2014 or 2013. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $22.8 million and $30.2 million at December 31, 2014 and 2013, respectively. Total wholesale receivables on nonaccrual status were $61.0 million and $30.4 million at December 31, 2014 and 2013, respectively.

        Total receivable write-off amounts and recoveries, by product, for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013
Write-offs:
Retail	$12,426	$14,321
Wholesale	804	238
Other	4,281	5,780

Total write-offs	17,511	20,339

Recoveries:
Retail	(2,941)	(3,488)
Wholesale	(514)	(674)
Other	(2,000)	(3,066)

Total recoveries	(5,455)	(7,228)

Write-offs, net of recoveries:
Retail	9,485	10,833
Wholesale	290	(436)
Other	2,281	2,714

Total write-offs, net of recoveries	$12,056	$13,111

        Our allowance for credit losses on all receivables financed totaled $95.5 million at December 31, 2014 and $102.0 million at December 31, 2013. The level of the allowance is based on quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, collateral value and credit quality. We believe our allowance is sufficient to provide for losses in our receivable portfolio as of December 31, 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

        Revenues for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012	$ Change	% Change
Interest income on retail notes and finance leases	$181,342	$178,444	$2,898	1.6%
Interest income on wholesale notes	63,760	62,213	1,547	2.5
Interest and other income from affiliates	414,957	392,463	22,494	5.7
Rental income on operating leases	138,937	133,806	5,131	3.8
Other income	59,125	67,078	(7,953)	(11.9)

Total revenues	$858,121	$834,004	$24,117	2.9%

        Revenues totaled $858.1 million for the year ended December 31, 2013 compared to $834.0 million for the year ended December 31, 2012. A higher average portfolio primarily drove the year over year increase, partially offset by a decrease in our average yield. The average yield for retail and other notes, finance leases, wholesale receivables and CRA receivables was 5.6% for the year ended December 31, 2013, compared to 6.2% for the year ended December 31, 2012.

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

        Other income for the year ended December 31, 2013 was $59.1 million, a decrease of $8.0 million from the year ended December 31, 2012. The decrease was primarily due to the decrease in average earning assets on CRAs.

Expenses

        Expenses for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	2013	2012	$ Change	% Change
Total interest expense	$257,322	$254,073	$3,249	1.3%
Fees charged by affiliates	56,405	61,895	(5,490)	(8.9)
Provision (benefit) for credit losses, net	(5,904)	44,578	(50,482)	(113.2)
Depreciation of equipment on operating leases	114,053	107,836	6,217	5.8
Other expenses	35,083	35,929	(846)	(2.4)

Total expenses	$456,959	$504,311	$(47,352)	(9.4)%

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

        Total receivable write-off amounts and recoveries, by product, for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

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

        Our allowance for credit losses on all receivables financed totaled $102.0 million at December 31, 2013 and $122.3 million at December 31, 2012. The level of the allowance is based on quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, collateral value and credit quality. We believe our allowance is sufficient to provide for losses in our receivable portfolio as of December 31, 2013.

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

        Since 2011, we have accessed the unsecured bond market in order to add more diversity to our funding sources. Our outstanding unsecured senior notes totaled $2.9 billion as of December 31, 2014. We expect continued changes to our funding profile, with less reliance on the securitization market, as costs and terms of accessing the unsecured bond market continue to improve.

Cash Flows

        For the years ended December 31, 2014, 2013 and 2012, our cash flows were as follows (dollars in thousands):

	2014	2013	2012
Cash flows from (used in):
Operating activities	$542,016	$417,990	$526,581
Investing activities	(1,626,504)	(2,006,105)	(1,501,609)
Financing activities	734,867	1,499,810	1,166,848

Net cash increase (decrease)	$(349,621)	$(88,305)	$191,820

        Operating activities in the year ended December 31, 2014 generated cash of $542 million, resulting primarily from net income of $259 million, adjusted by depreciation and amortization of $143 million and deferred income tax expense of $86 million, and cash from working capital of $39 million. The increase in cash provided by operating activities in 2014 compared to 2013 was primarily due to $28 million higher depreciation expense, $20 million higher provision for credit losses, an increase in deferred income tax expense of $51 million, and a $33 million increase in working capital. Operating activities in 2013 generated cash of $418 million, resulting primarily from net income of $266 million, adjusted by depreciation and amortization of $115 million and deferred income tax expense of $35 million. The decrease in cash provided by operating activities in 2013 compared to 2012 was primarily due to a $140 million decline in working capital. Operating activities in 2012 generated $527 million of cash, resulting primarily from net income of $214 million, adjusted by depreciation and amortization of $109 million, and cash from working capital of $142 million.

        Investing activities in the year ended December 31, 2014 used cash of $1,627 million, resulting primarily from a net growth in receivables of $810 million, $997 million in expenditures for equipment on operating leases, and an increase in restricted cash of $86 million, partially offset by proceeds from the sale of equipment on operating leases of $269 million. The decrease in cash used in investing activities in 2014 compared to 2013 was primarily due to a $778 million net decrease of receivables acquired, partially offset by a $378 million increase in net cash flows for equipment on operating lease. Investing activities in 2013 used cash of $2,006 million, resulting primarily from a net growth in receivables of $1,588 million, $621 million in expenditures for equipment on operating leases, and an increase in restricted cash of $66 million, partially offset by proceeds from the sale of equipment on operating leases of $272 million.

The increase in cash used in investing activities in 2013 compared to 2012 was primarily due to the increase in receivables and operating leases acquired. Investing activities in 2012 used cash of $1,502 million, resulting primarily from a net growth in receivables of $1,333 million, and $460 million in expenditures for equipment on operating leases, partially offset by a decrease in restricted cash of $44 million and proceeds from the sale of equipment on operating leases of $250 million.

        Financing activities in the year ended December 31, 2014 generated cash of $735 million, resulting primarily from net proceeds from long-term debt and affiliated debt of $905 million and $525 million, respectively, partially offset by $556 million in net cash paid on short-term borrowings and $139 million dividends paid to CNH Industrial North America. The decrease in cash from financing activities in 2014 compared to 2013 was primarily due to a $1,460 million decrease in net cash received from long-term debt and a $399 million increase in net payments of short-term borrowings, partially offset by the increase of $1,033 million in net cash received from affiliated debt and lower dividends of $61 million paid to CNH Industrial North America. Financing activities in 2013 generated cash of $1,500 million, resulting primarily from net proceeds from long-term debt of $2,365 million, partially offset by net cash paid for affiliated debt and short-term borrowings of $508 million and $158 million, respectively, and a $200 million dividend paid to CNH Industrial America. The increase in cash from financing activities in 2013 compared to 2012 was primarily due to a higher increase in net cash received from long-term debt, partially offset by increased net payments of affiliated debt and short-term borrowings and the dividend paid to CNH Industrial America. Financing activities in 2012 generated cash of $1,167 million, resulting primarily from net proceeds from long-term debt, affiliated debt and short-term borrowings of $839 million, $43 million and $285 million, respectively.

Securitization

        CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost-effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Industrial Capital has completed public and private issuances of asset-backed securities in both the U.S. and Canada and, as of December 31, 2014, the amounts outstanding were approximately $7.1 billion.

Committed Asset-Backed Facilities

        CNH Industrial Capital has committed asset-backed facilities with several banks, primarily through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.0 billion at December 31, 2014, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At December 31, 2014, approximately $0.4 billion of funding was available for use under these facilities.

Unsecured Funding

        As of December 31, 2014, we had outstanding unsecured senior notes of $750 million at an annual fixed rate of 3.875% due 2015, $500 million at an annual fixed rate of 6.250% due 2016, $500 million at an annual fixed rate of 3.250% due 2017, $600 million at an annual fixed rate of 3.625% due 2018, and $500 million at an annual fixed rate of 3.375% due 2019.

        As of December 31, 2014, we had a $250 million, unsecured credit facility, consisting of a $150 million term facility and a $100 million revolving credit facility, with a final maturity in July 2016. Additionally, as of December 31, 2014, we had a $250 million, unsecured credit facility with a consortium of banks, with a final maturity in June 2017.

Affiliate Sources

        CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various on-book assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. At December 31, 2014, affiliated debt was $862 million, up from $351 million at December 31, 2013.

Equity Position

        Our equity position also supports our capabilities to access various funding sources. Our stockholder's equity at December 31, 2014 and 2013 was $1.6 billion and $1.5 billion, respectively.

        During 2014, CNH Industrial Capital LLC paid a cash dividend of $115 million to CNH Industrial America and CNH Industrial Capital Canada paid a cash dividend on preferred stock of $24 million to CNH Industrial Canada Ltd.

Liquidity

        The majority of CNH Industrial Capital's debt is self-liquidating from the cash generated by the underlying amortizing receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset-backed facilities until being refinanced in the term ABS market or with other third-party debt. New wholesale receivables are typically financed through a master trust and funded by variable funding notes or on a term basis. Our liquidity available for use as of December 31, 2014 is as follows (dollars in thousands):

2014
Cash, cash equivalents and restricted cash	$1,206,812
Committed asset-backed facilities	3,008,160
Committed unsecured facilities	350,000

Total cash and facilities	4,564,972
Less: restricted cash	(858,825)
Less: facilities utilization	(2,690,535)

Total available for use	$1,015,612

        The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

        In connection with a limited number of funding transactions, we provide financial guarantees to various parties on behalf of certain foreign financial services subsidiaries of CNHI for approximately $243.2 million.

Debt

        Our consolidated debt as of December 31, 2014 and 2013 is set forth in the table below (dollars in thousands):

	2014	2013
Short-term debt (including current maturities of long-term debt)	$4,632,208	$4,289,189
Long-term debt	8,193,039	8,345,588

Total third-party debt	12,825,247	12,634,777
Affiliated debt	862,445	351,004

Total debt	$13,687,692	$12,985,781

        The majority of our debt is secured third-party financing, including borrowings under committed asset-backed facilities and issuance of term securitization transactions.

Cash, Cash Equivalents and Restricted Cash

        The following table shows cash and cash equivalents and restricted cash as of December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Cash and cash equivalents	$347,987	$697,608
Restricted cash	858,825	784,508

Total cash	$1,206,812	1,482,116

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

Off-Balance Sheet Arrangements

        We disclose our off-balance sheet arrangements in the notes to our consolidated financial statements. For more information, please see "Note 4: Receivables" to our consolidated financial statements for the year ended December 31, 2014.

Recent Developments

        On February 26, 2015, we, through a bankruptcy-remote trust, issued C$325 million ($261 million) of amortizing asset-backed notes secured by Canadian retail loan contracts.

        On March 4, 2015, we, through a bankruptcy-remote trust, issued $800 million of amortizing asset-backed notes secured by U.S. retail loan contracts.

Contractual Obligations

        The following table sets forth the aggregate amounts of our contractual obligations and commitments as of December 31, 2014 with definitive payment terms that will require significant cash outlays in the future (dollars in thousands).

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Short-term and long-term debt(1)	$12,825,247	$4,632,208	$5,240,559	$2,888,130	$64,350
Affiliated debt	862,445	862,445	—	—	—
Interest on fixed rate debt	691,625	187,735	325,052	178,838	—
Interest on floating rate debt(2)	354,959	82,151	148,821	122,758	1,229
Operating leases(3)	11,000	2,200	6,600	2,200	—

Total contractual obligations	$14,745,276	$5,766,739	$5,721,032	$3,191,926	$65,579

(1)
Short-term debt shown as less than one year includes current maturities of long-term debt of $3,326,513.

(2)
The interest funding requirements are based on the year-end 2014 interest rates.

(3)
Minimum rental commitments.

        See "Liquidity and Capital Resources—Debt" for information relating to our consolidated debt as of December 31, 2014.

Cautionary Note Regarding Forward-Looking Statements

        All statements other than statements of historical fact contained in this filing, including statements regarding our competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, capital expenditures, capital structure or other financial items; costs; and plans and objectives of management regarding operations, products and services, are forward-looking statements. These statements may include terminology such as "may," "will," "expect," "could," "should," "intend," "estimate," "anticipate," "believe," "outlook," "continue," "remain," "on track," "design," "target," "objective," "goal," "forecast," "projection," "prospects," "plan," or similar terminology. Forward-looking statements are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize or other assumptions underlying any of the forward-looking statements prove to be incorrect, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.

        Our outlook is predominantly based on our interpretation of what we consider to be key economic assumptions and involves risk and uncertainties that could cause actual results to differ (possibly materially) from such forward- looking statements. Macroeconomic factors including monetary policy, interest rates, currency exchange rates, inflation, deflation, credit availability and government intervention in an attempt to influence such factors may have a material impact on our customers and the demand for our financing products and services. The demand for CNH Industrial North America's products and, in turn, our financing products and services is influenced by a number of factors, including among other things: general economic conditions; changes in governmental banking, monetary and fiscal policies; legislation, particularly relating to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; actions of competitors; development and use of new technologies and technological difficulties; compliance requirements imposed if additional engine emissions legislation and/or regulations are adopted; production difficulties, including capacity and supply constraints and excess inventory levels; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; a decline in the price of used equipment; the effect of changes in laws and regulations, the results of legal proceeding, employee relations, political and civil unrest; volatility and deterioration of capital and financial markets, including further worsening of the Eurozone sovereign debt crisis, other similar risks and uncertainties and our success, and CNH Industrial's success, in managing the risks involved in the foregoing.

        Forward-looking statements speak only as of the date on which such statements are made.

        Furthermore, in light of ongoing economic uncertainty, both globally and in the industries in which we operate, it is particularly difficult to forecast our results and any estimates or forecasts of particular periods that we provide are uncertain. Accordingly, investors should not place undue reliance on such forward-looking statements. We can give no assurance that the expectations reflected in our forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in these forward-looking statements. Our outlook is based upon assumptions, which are sometimes based upon estimates and data received from third parties. Such estimates and data are often revised. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the factors we disclose that could cause our actual results to differ materially from our expectations. We undertake no obligation to update or revise publicly any forward-looking statements.

        Additional factors that could cause actual results and developments to differ from those expressed or implied by the forward-looking statements are included in the section "Item 1A. Risk Factors" of this filing.

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

        The total allowance for credit losses at December 31, 2014 and 2013 was $95.5 million and $102.0 million, respectively. Management's ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions.

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

        Total operating lease residual values at December 31, 2014 and 2013 were $1,163.5 million and $794.0 million, respectively.

        Estimates used in determining end-of-lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future values for this equipment were to decrease 10% from our present estimates, the total impact would be to increase our depreciation expense on equipment on operating leases by approximately $116.3 million. This amount would be charged to depreciation expense during the remaining lease terms such that the net amount of equipment on operating leases at the end of the lease terms would be equal to the revised residual values. Initial lease terms generally range from one to four years.

New Accounting Pronouncements Adopted in Prior Years

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). Some of the key amendments require us to present, either on the face of the statement of operations or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, we are required to cross-reference other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for our annual and interim periods beginning January 1, 2013.

New Accounting Pronouncements Not Yet Adopted

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification.

The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The guidance can be applied retrospectively to each prior reporting period present (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). We are in the process of assessing the method of adoption we will elect and the impact of the adoption of ASU 2014-09 on our financial position, results of operations and cash flows.

        In August 2014, the FASB issued ASU No. 2014-15, Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. An entity must also provide certain disclosures if there is "substantial doubt" about the entity's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We do not believe the adoption of this standard will have a material impact on our financial position or results of operations.

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation ("ASU 2015-02"). ASU 2015-02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitized structures. The new standard eliminates the previous deferral in Accounting Standards Codification 810, which allowed reporting entities with interests in certain investment funds to follow previously issued consolidations guidance, and makes changes to both the variable interest model and the voting model. ASU 2015-02 is effective for annual periods ending after December 15, 2015. We are currently assessing the impact of the adoption of ASU 2015-02 on our financial position, results of operations and cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of market risks, primarily changes in interest rates. We monitor our exposure to these risks, and manage the underlying economic exposures on transactions using financial instruments such as forward contracts, interest rate swaps, interest rate caps and forward starting swaps. We do not hold or issue derivatives or other financial instruments for speculative purposes or to hedge translation risks. See "Note 10: Financial Instruments" in the notes to our consolidated financial statements for the year ended December 31, 2014 for a description of our risk management strategy and the methods and assumptions used to determine the fair values of financial instruments.

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

        We monitor interest rate risk to achieve a predetermined level of matching between the interest rate structure of our financial assets and liabilities. Fixed-rate financial instruments, including receivables, debt, ABS securities and other investments, are segregated from floating-rate instruments in evaluating the potential impact of changes in applicable interest rates. A sensitivity analysis was performed to compute the impact on fair value which would be caused by a hypothetical 10% change in the interest rates used to discount each category of financial assets and liabilities. The net impact on the fair value of the financial instruments and derivative instruments held as of December 31, 2014 and 2013, resulting from a hypothetical 10% change in interest rates, would be approximately $8.8 million and $8.6 million, respectively. For the sensitivity analysis the financial instruments are grouped according to the currency in which financial assets and liabilities are denominated and the applicable interest rate index. As a result, our interest rate risk sensitivity model may overstate the impact of interest rate fluctuations for such financial instruments, as consistently unfavorable movements of all interest rates are unlikely.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements are included in this annual report beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2014. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on this assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective.

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

        Omitted pursuant to General Instruction I of Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Omitted pursuant to General Instruction I of Form 10-K.

Item 14.    Principal Accounting Fees and Services

        For the years ended December 31, 2014 and 2013, Ernst & Young LLP, the member firms of Ernst & Young and their respective affiliates (collectively, the "Ernst & Young Entities") were appointed to serve as our independent registered public accounting firm.

        We incurred the following fees for professional services performed by the Ernst & Young Entities for the years ended December 31, 2014 and 2013, respectively:

	2014	2013
Audit fees	$799,900	$839,400
Audit-related fees	504,000	702,000

Total	$1,303,900	$1,541,400

        "Audit Fees" are the aggregate fees billed for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. "Audit-related fees" are fees charged for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." This category comprises fees for the audit of agreed-upon procedure engagements and other attestation services subject to regulatory requirements. There were no fees billed for professional services in connection with tax compliance, tax advice, tax planning or other fees not included above for the years ended December 31, 2014 and 2013.

Audit Committee's Pre-Approval Policies and Procedures

        As a wholly-owned subsidiary of CNHI, audit and non-audit services provided by our independent registered public accounting firm are subject to CNHI's Audit Committee pre-approval policies and procedures. During the year ended December 31, 2014, all audit and non-audit services provided by our independent registered public accounting firm were pre-approved in accordance with such policies and procedures.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following documents are filed as part of this report:

  1.
  Financial Statements

  2.
  Financial Statement Schedules

    See table of contents to financial statement and schedules immediately preceding the financial statements and schedules to the consolidated financial statements.

  3.
  Exhibits.

Exhibit	Description
3.1	Certificate of Formation of CNH Industrial Capital LLC dated December 31, 2004, as amended by the Certificate of Amendment to the Certificate of Formation of CNH Industrial Capital LLC dated February 10, 2014. (Previously filed as Exhibit 3.1 to the annual report on Form 10-K of the registrant for the year ended December 31, 2013 (File No. 333-182411) and incorporated herein by reference).

3.2	Amended and Restated Limited Liability Company Agreement of CNH Industrial Capital LLC, amended on July 7, 2011. (Previously filed as Exhibit 3.2 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

4.1	Indenture, dated as of November 4, 2011, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 6.250% Notes due 2016. (Previously filed as Exhibit 4.1 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

4.2	Indenture, dated as of October 18, 2012, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 3.875% Notes due 2015. (Previously filed as Exhibit 4.1 to the registration statement on Form S-4 of the registrant (File No. 333-185560) and incorporated herein by reference).

4.3	Indenture, dated as of April 8, 2013, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 3.625% Notes due 2018. (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on April 10, 2013 (File No. 333-182411) and incorporated herein by reference).

4.4	Indenture, dated as of October 8, 2013, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 3.250% Notes due 2017. (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on October 9, 2013 (File No. 333-182411) and incorporated herein by reference).

4.5	Indenture, dated as of June 30, 2014, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 3.375% Notes due 2019. (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on June 30, 2014 (File No. 333-182411) and incorporated herein by reference).

Exhibit		Description
4.6		Registration Rights Agreement, dated as of June 30, 2014, by and among CNH Industrial Capital LLC, the Guarantors named therein and Barclays Capital Inc., BNP Paribas Securities Corp., Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, regarding 3.375% Notes due 2019. (Previously filed as Exhibit 4.2 to the current report on Form 8-K of the registrant on June 30, 2014 (File No. 333-182411) and incorporated herein by reference).

10.1		Support Agreement, dated as of November 4, 2011, by and between CNH Industrial Capital LLC and CNH Global N.V. (Previously filed as Exhibit 10.1 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

10.2		Third Amended and Restated Wholesale and Parts CNH Industrial Capital Financing Agreement, dated November 3, 2011, by and between CNH Industrial America LLC and CNH Industrial Capital America LLC. (Previously filed as Exhibit 10.2 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

10.3		Amended and Restated Wholesale and Parts CNH Industrial Capital Financing Agreement, dated November 3, 2011, by and between CNH Industrial Canada Ltd. and CNH Industrial Capital Canada Ltd. (Previously filed as Exhibit 10.3 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

10.4		Employment Agreement, dated April 6, 2009, by and between Steve C. Bierman and CNH Industrial America LLC. (Previously filed as Exhibit 10.4 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

10.5		Supplemental Support Agreement, dated as of September 27, 2013, by and among CNH Industrial Capital LLC, CNH Global N.V. and CNH Industrial N.V. (formerly known as FI CBM Holdings N.V.). (Previously filed as Exhibit 10.1 to the quarterly report on Form 10-Q of the registrant for the quarter ended September 30, 2013 (File No. 333-182411) and incorporated herein by reference).

12.1		Statement regarding computation of ratio of earnings to fixed charges.

31.1		Certifications of President Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification required by Exchange Act Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Balance Sheets as of December 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: March 5, 2015	By:	/s/ BRETT D. DAVIS
		Name:	Brett D. Davis
		Title:	Chairman and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRETT D. DAVIS Brett D. Davis	Chairman, President and Director (Principal Executive Officer)	March 5, 2015
/s/ DOUGLAS MACLEOD Douglas MacLeod	Chief Financial Officer and Assistant Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2015
/s/ RICHARD TOBIN Richard Tobin	Director	March 5, 2015

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of CNH Industrial Capital LLC:

        We have audited the accompanying consolidated balance sheets of CNH Industrial Capital LLC and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNH Industrial Capital LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31. 2014, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 5, 2015

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in thousands)

	2014	2013	2012
REVENUES
Interest income on retail notes and finance leases	$204,452	$181,342	$178,444
Interest income on wholesale notes	74,450	63,760	62,213
Interest and other income from affiliates	437,435	414,957	392,463
Rental income on operating leases	165,914	138,937	133,806
Other income	52,500	59,125	67,078

Total revenues	934,751	858,121	834,004

EXPENSES
Interest expense:
Interest expense to third parties	255,951	233,217	219,561
Interest expense to affiliates	30,477	24,105	34,512

Total interest expense	286,428	257,322	254,073

Administrative and operating expenses:
Fees charged by affiliates	49,539	56,405	61,895
Provision (benefit) for credit losses, net	14,124	(5,904)	44,578
Depreciation of equipment on operating leases	141,688	114,053	107,836
Other expenses	56,604	35,083	35,929

Total administrative and operating expenses	261,955	199,637	250,238

Total expenses	548,383	456,959	504,311

INCOME BEFORE TAXES	386,368	401,162	329,693
Income tax provision	127,118	134,822	116,112

NET INCOME	259,250	266,340	213,581
Net income attributed to noncontrolling interest	(1,227)	(1,460)	(1,645)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$258,023	$264,880	$211,936

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in thousands)

	2014	2013	2012
NET INCOME	$259,250	$266,340	$213,581
Other comprehensive income (loss):
Foreign currency translation adjustment	(57,822)	(44,158)	15,084
Pension liability adjustment	(342)	1,806	(154)
Change in unrealized gains on retained interests	(244)	(1,632)	(1,358)
Change in derivative financial instruments	2,408	3,408	4,360

Total other comprehensive income (loss)	(56,000)	(40,576)	17,932

COMPREHENSIVE INCOME	203,250	225,764	231,513
Less: comprehensive income attributable to noncontrolling interest	(1,227)	(1,460)	(1,645)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$202,023	$224,304	$229,868

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(Dollars in thousands)

	2014	2013
ASSETS
Cash and cash equivalents	$347,987	$697,608
Restricted cash	858,825	784,508
Receivables, less allowance for credit losses of $95,542 and $101,953, respectively	12,789,027	12,183,281
Retained interests in securitized receivables	—	2,853
Affiliated accounts and notes receivable	58,731	110,148
Equipment on operating leases, net	1,458,325	974,307
Equipment held for sale	129,700	40,750
Goodwill	112,851	115,486
Other intangible assets, net	8,355	6,804
Other assets	145,764	70,959

TOTAL	$15,909,565	$14,986,704

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,632,208	$4,289,189
Accounts payable and other accrued liabilities	645,941	490,506
Affiliated debt	862,445	351,004
Long-term debt	8,193,039	8,345,588

Total liabilities	14,333,633	13,476,287

Commitments and contingent liabilities (Note 13)
Stockholder's equity:
Member's capital	—	—
Paid-in capital	843,250	842,182
Accumulated other comprehensive income (loss)	(49,928)	6,072
Retained earnings	746,758	603,735

Total CNH Industrial Capital LLC stockholder's equity	1,540,080	1,451,989
Noncontrolling interest	35,852	58,428

Total stockholder's equity	1,575,932	1,510,417

TOTAL	$15,909,565	$14,986,704

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(Dollars in thousands)

        The following table presents certain assets and liabilities of consolidated variable interest entities ("VIEs"), which are included in the consolidated balance sheets. The assets in the table include only those assets that can be used to settle obligations of consolidated VIEs. The liabilities in the table include third-party liabilities of the consolidated VIEs, for which creditors do not have recourse to the general credit of CNH Industrial Capital LLC.

	2014	2013
Restricted cash	$858,725	$784,407
Receivables, less allowance for credit losses of $78,960 and $75,292, respectively	9,266,204	9,493,634
Equipment on operating leases, net	83,195	115,512

TOTAL	$10,208,124	$10,393,553

Short-term debt (including current maturities of long-term debt)	$3,853,058	$4,194,045
Long-term debt	5,839,213	5,796,434

TOTAL	$9,692,271	$9,990,479

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$259,250	$266,340	$213,581
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	141,727	114,090	107,892
Amortization of intangibles	1,125	1,002	1,010
Provision (benefit) for credit losses, net	14,124	(5,904)	44,578
Deferred income tax expense	85,645	34,897	13,257
Stock compensation expense	1,068	1,242	4,219
Changes in components of working capital:
Change in affiliated accounts and notes receivables	50,815	(15,938)	99,423
Change in other assets and equipment held for sale	(87,357)	11,739	59,570
Change in accounts payable and other accrued liabilities	75,619	10,522	(16,949)

Net cash from (used in) operating activities	542,016	417,990	526,581

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(19,051,010)	(20,631,860)	(19,639,227)
Collections of receivables	18,241,277	19,044,038	18,305,941
Change in restricted cash	(86,450)	(65,756)	43,589
Purchase of equipment on operating leases	(996,858)	(620,561)	(459,477)
Proceeds from disposal of equipment on operating leases	269,222	271,354	249,879
Capital expenditures for property and equipment and software	(2,685)	(3,320)	(2,314)

Net cash from (used in) investing activities	(1,626,504)	(2,006,105)	(1,501,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	2,041,129	1,346,492	1,807,984
Payment of affiliated debt	(1,516,433)	(1,854,288)	(1,764,745)
Proceeds from issuance of long-term debt	3,914,656	5,872,434	3,963,218
Payment of long-term debt	(3,009,731)	(3,507,341)	(3,124,109)
Change in revolving credit facilities, net	(555,951)	(157,487)	284,500
Dividends paid to CNH Industrial America LLC	(115,000)	(200,000)	—
Preferred dividend paid to CNH Industrial Canada Ltd.	(23,803)	—	—

Net cash from (used in) financing activities	734,867	1,499,810	1,166,848

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(349,621)	(88,305)	191,820
CASH AND CASH EQUIVALENTS
Beginning of year	697,608	785,913	594,093

End of year	$347,987	$697,608	$785,913

CASH PAID DURING THE YEAR FOR INTEREST	$274,358	$250,697	$251,590

CASH PAID DURING THE YEAR FOR TAXES	$101,933	$130,271	$85,684

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(Dollars in thousands)

	Company Stockholder
	Member's Capital	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total
BALANCE—January 1, 2012	$—	$836,721	$28,716	$326,919	$54,889	$1,247,245
Net income	—	—	—	211,936	1,645	213,581
Preferred stock issuance	—	—	—	—	434	434
Foreign currency translation adjustment	—	—	15,084	—	—	15,084
Stock compensation	—	4,219	—	—	—	4,219
Pension liability adjustment, net of tax	—	—	(154)	—	—	(154)
Change in unrealized gain on retained interests, net of tax	—	—	(1,358)	—	—	(1,358)
Change in derivative financial instruments, net of tax	—	—	4,360	—	—	4,360

BALANCE—December 31, 2012	$—	$840,940	$46,648	$538,855	$56,968	$1,483,411
Net income	—	—	—	264,880	1,460	266,340
Dividend paid to CNH Industrial America LLC	—	—	—	(200,000)	—	(200,000)
Foreign currency translation adjustment	—	—	(44,158)	—	—	(44,158)
Stock compensation	—	1,242	—	—	—	1,242
Pension liability adjustment, net of tax	—	—	1,806	—	—	1,806
Change in unrealized gain on retained interests, net of tax	—	—	(1,632)	—	—	(1,632)
Change in derivative financial instruments, net of tax	—	—	3,408	—	—	3,408

BALANCE—December 31, 2013	$—	$842,182	$6,072	$603,735	$58,428	$1,510,417
Net income	—	—	—	258,023	1,227	259,250
Dividends paid to CNH Industrial America LLC	—	—	—	(115,000)	—	(115,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	—	—	—	—	(23,803)	(23,803)
Foreign currency translation adjustment	—	—	(57,822)	—	—	(57,822)
Stock compensation	—	1,068	—	—	—	1,068
Pension liability adjustment, net of tax	—	—	(342)	—	—	(342)
Change in unrealized gain on retained interests, net of tax	—	—	(244)	—	—	(244)
Change in derivative financial instruments, net of tax	—	—	2,408	—	—	2,408

BALANCE—December 31, 2014	$—	$843,250	$(49,928)	$746,758	$35,852	$1,575,932

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1: NATURE OF OPERATIONS

        CNH Industrial Capital LLC (formerly known as CNH Capital LLC) and its wholly-owned operating subsidiaries, including New Holland Credit Company, LLC ("New Holland Credit") and CNH Industrial Capital America LLC ("CNH Industrial Capital America"), and its majority-owned operating subsidiary CNH Industrial Capital Canada Ltd. ("CNH Industrial Capital Canada") (collectively, "CNH Industrial Capital" or the "Company"), are each a wholly-owned subsidiary of CNH Industrial America LLC ("CNH Industrial America"), which is an indirect wholly-owned subsidiary of CNH Industrial N.V. ("CNHI" and, together with its consolidated subsidiaries, "CNH Industrial"). CNH Industrial America and CNH Industrial Canada Ltd. (collectively, "CNH Industrial North America") design, manufacture, and sell agricultural and construction equipment. CNH Industrial Capital provides financial services for CNH Industrial North America dealers and end-use customers primarily located in the United States and Canada.

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

        Effective October 24, 2014 CNH Industrial Capital closed on a series of agreements with Citibank, N.A. and certain affiliates of Citibank, N.A. (together, "Citi"), pursuant to which Citi acquired CNH Industrial Capital's portfolio of commercial revolving accounts ("CRA") receivables. Pursuant to these agreements, Citi offers a private-label CRA product through CNH Industrial dealers in North America.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 1: NATURE OF OPERATIONS (Continued)

Industrial North America equipment and other agricultural and construction equipment sold primarily through CNH Industrial North America dealers and distributors. In addition, the Company purchases equipment from dealers that is leased to retail customers under operating lease agreements. Customers also use CRA products to purchase parts, service, rentals, implements, and attachments from CNH Industrial North America dealers. The Company also finances a variety of insurance and other products for end users and dealers in conjunction with the purchase of new and used equipment. As a captive finance company, the Company is reliant on the operations of CNH Industrial North America, its dealers and end-use customers.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

        Restricted cash includes principal and interest payments from retail notes and wholesale receivables owned by the consolidated VIEs that are payable to the VIEs' investors, and cash pledged as a credit enhancement to the same investors. These amounts are held by depository banks in order to comply with contractual agreements.

Receivables

        Receivables are recorded at amortized cost, net of allowances for credit losses and deferred fees and costs. Periodically, the Company sells or transfers retail notes and wholesale receivables to funding facilities or in securitization transactions. In accordance with the accounting guidance regarding transfers of financial assets and the consolidation of VIEs, the majority of the retail notes and wholesale receivables sold in securitizations do not qualify as sales and are recorded as secured borrowings with no gains or losses recognized at the time of securitization. Receivables associated with these securitization transactions and receivables that the Company has the ability and intent to hold for the foreseeable future are classified as held for investment. The substantial majority of the Company's receivables, which include unrestricted receivables and restricted receivables for securitization investors, are classified as held for investment.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

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

Equipment on Operating Leases

        The Company purchases leases and equipment from CNH Industrial North America dealers and other independent third parties that have leased equipment to retail customers under operating leases. The Company's investment in operating leases is based on the purchase price paid for the equipment. Income from these operating leases is recognized over the term of the lease. The equipment is depreciated on a straight-line basis over the term of the lease to the estimated residual value at lease termination. Residual values are estimated at the inception of the lease and are reviewed quarterly. Realization of the residual values is dependent on the Company's future ability to re-market the equipment under then prevailing market conditions. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Management believes that the estimated residual values are realizable. Expenditures for maintenance and repairs are the responsibility of the lessee.

        Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated fair value of the equipment, less cost to sell, and is not depreciated.

Goodwill and Intangible Assets

        Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite useful life and is reviewed for impairment at least annually. During 2014 and 2013, the Company performed its annual impairment review as of December 31, and concluded that there was no impairment in either year. Other intangible assets consist of software and are being amortized on a straight-line basis over five years.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

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

New Accounting Pronouncements Adopted in Prior Years

        In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI") ("ASU 2013-02"). Some of the key amendments require the Company to present, either on the face of the statement of operations or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, the Company is required to cross-reference other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for the Company's annual and interim periods beginning January 1, 2013.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements Not Yet Adopted

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The guidance can be applied retrospectively to each prior reporting period present (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations and cash flows.

        In August 2014, the FASB issued ASU No. 2014-15, Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. An entity must also provide certain disclosures if there is "substantial doubt" about the entity's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation ("ASU 2015-02"). ASU 2015-02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitized structures. The new standard eliminates the previous deferral in Accounting Standards Codification 810, which allowed reporting entities with interests in certain investment funds to follow previously issued consolidations guidance, and makes changes to both the variable interest model and the voting model. ASU 2015-02 is effective for annual periods ending after December 15, 2015. The Company is currently assessing the impact of the adoption of ASU 2015-02 on its financial position, results of operations and cash flows.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the year ended December 31, 2014:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$14,762	$(5,891)	$388	$(7,855)	$1,404
Tax asset (liability)	—	2,149	(144)	2,663	4,668

Beginning balance, net of tax	14,762	(3,742)	244	(5,192)	6,072
Other comprehensive income before reclassifications	(57,822)	(1,030)	—	(747)	(59,599)
Amounts reclassified from accumulated other comprehensive income	—	496	(388)	4,502	4,610
Tax effects	—	192	144	(1,347)	(1,011)

Net current-period other comprehensive income (loss)	(57,822)	(342)	(244)	2,408	(56,000)

BALANCE at December 31, 2014	$(43,060)	$(4,084)	$—	$(2,784)	$(49,928)

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The reclassifications out of AOCI and the location on the consolidated statements of income for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013	Affected Line Item
Amortization of defined benefit pension items:
	$(496)	$(2,943)	Insignificant items

	(496)	(2,943)	Income before taxes
	178	1,137	Income tax benefit

	$(318)	$(1,806)	Net of tax

Unrealized gains on retained interests:
	$388	$2,624	Insignificant items

	388	2,624	Income before taxes
	(144)	(992)	Income tax provision

	$244	$1,632	Net of tax

Unrealized losses on derivatives:
	$(4,502)	$(6,138)	Interest expense to third parties

	(4,502)	(6,138)	Income before taxes
	1,545	2,162	Income tax benefit

	$(2,957)	$(3,976)	Net of tax

NOTE 4: RECEIVABLES

        A summary of receivables included in the consolidated balance sheets as of December 31, 2014 and 2013 is as follows:

	2014	2013
Retail note receivables	$902,016	$986,769
Wholesale receivables	984,832	362,870
Finance lease receivables	43,061	55,964
Restricted receivables	10,954,660	10,648,814
Commercial revolving accounts receivables	—	230,817

Gross receivables	12,884,569	12,285,234
Less:
Allowance for credit losses	(95,542)	(101,953)

Total receivables, net	$12,789,027	$12,183,281

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

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

        Wholesale receivables arise primarily from the financing of the sale of goods to dealers and distributors by CNH Industrial North America, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have interest-free periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. During the interest-free period, the Company is compensated by CNH Industrial North America based on market interest rates. After the expiration of any interest-free period, interest is charged to dealers on outstanding balances until the Company receives payment in full. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. Interest rates are set based on market factors and the prime rate or LIBOR. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH Industrial North America may be obligated to repurchase the dealer's equipment upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2014, 2013 and 2012 relating to the termination of dealer contracts.

        Maturities of retail and other notes, finance leases and wholesale receivables as of December 31, 2014, are as follows:

2015	$6,723,364
2016	2,094,648
2017	1,775,894
2018	1,313,775
2019 and thereafter	976,888

Total receivables	$12,884,569

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

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

        The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected.

        The following table summarizes the restricted and off-book receivables and the related retained interests as of December 31, 2014 and 2013:

	Restricted Receivables		Off-Book Receivables		Retained Interests
	2014	2013	2014	2013	2014	2013
Retail note receivables	$7,798,882	$7,431,634	$—	$13,217	$—	$2,853
Wholesale receivables	3,153,814	3,210,654	—	—	—	—
Finance lease receivables	1,964	6,526	—	—	—	—

Total	$10,954,660	$10,648,814	$—	$13,217	$—	$2,853

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

        During the years ended December 31, 2014 and 2013, the Company executed $3,414,656 and $4,405,135, respectively, in retail asset-backed transactions in the U.S. and Canada. The securities in these transactions are backed by agricultural and construction equipment retail receivable contracts and finance leases originated through CNH Industrial North America's dealer network. As of December 31, 2014 and 2013, $6,736,423 and $6,893,949, respectively, of asset-backed securities issued to investors were outstanding with weighted average remaining maturities of 37 months and 41 months, respectively.

        The Company also may retain all or a portion of the subordinated interests in the SPEs. No recourse provisions exist that allow holders of the asset-backed securities issued by the trusts to put those securities back to the Company although the Company provides customary representations and warranties that could

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

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

        The Company also has $1,631,665 in committed asset-backed facilities through which it may sell on a monthly basis retail receivables generated in the United States and Canada. The Company has utilized these facilities in the past to fund the origination of receivables and has later repurchased and resold the receivables in the term ABS markets or found alternative financing for the receivables. The Company believes that it is probable that it will continue to regularly utilize term ABS markets. The U.S. and Canadian facilities had an original funding term of two years and are renewable in September 2016 and December 2016, respectively. To the extent these facilities are not renewed, they will be repaid according to the amortization of the underlying receivables.

Wholesale Receivables Securitizations

        With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities which are limited-purpose, bankruptcy-remote SPEs. As of December 31, 2014, debt issued through the U.S. master trust facility consists of two facilities renewable at the discretion of the investors: $500,000 and $300,000 both renewable May 2015. In addition to the above facilities, the Company, through a U.S. wholesale trust, issued $367,300 of asset-backed notes with a scheduled final bullet payment in August 2016 secured by a revolving pool of U.S. dealer wholesale receivables.

        The Canadian master trust facility consists of a C$585,750 ($505,695) facility renewable December 2016 at the discretion of the investor.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

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

        The Company's allowance for credit losses is segregated into three portfolio segments: retail, wholesale and other. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The retail segment includes retail notes and finance lease receivables. The wholesale segment includes wholesale financing to CNH Industrial North America dealers, and the other portfolio includes the Company's CRA receivables through October 2014.

        Further, the Company evaluates its portfolio segments by class of receivable: United States and Canada. Typically, the Company's receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. These classes align with management reporting.

        Allowance for credit losses activity for the year ended December 31, 2014 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$87,701	$7,363	$6,889	$101,953
Charge-offs	(12,426)	(804)	(4,281)	(17,511)
Recoveries	2,941	514	2,000	5,455
Provision (benefit)	12,040	(133)	2,217	14,124
Foreign currency translation and other	(1,559)	(95)	(6,825)	(8,479)

Ending balance	$88,697	$6,845	$—	$95,542

Ending balance: individually evaluated for impairment	$12,736	$3,329	$—	$16,065

Ending balance: collectively evaluated for impairment	$75,961	$3,516	$—	$79,477

Receivables:
Ending balance	$8,745,923	$4,138,646	$—	$12,884,569

Ending balance: individually evaluated for impairment	$56,791	$72,297	$—	$129,088

Ending balance: collectively evaluated for impairment	$8,689,132	$4,066,349	$—	$12,755,481

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

        Allowance for credit losses activity for the year ended December 31, 2013 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$102,560	$11,887	$7,873	$122,320
Charge-offs	(14,321)	(238)	(5,780)	(20,339)
Recoveries	3,488	674	3,066	7,228
Provision (benefit)	(2,778)	(4,901)	1,775	(5,904)
Foreign currency translation and other	(1,248)	(59)	(45)	(1,352)

Ending balance	$87,701	$7,363	$6,889	$101,953

Ending balance: individually evaluated for impairment	$12,946	$3,865	$—	$16,811

Ending balance: collectively evaluated for impairment	$74,755	$3,498	$6,889	$85,142

Receivables:
Ending balance	$8,480,893	$3,573,524	$230,817	$12,285,234

Ending balance: individually evaluated for impairment	$44,139	$30,555	$—	$74,694

Ending balance: collectively evaluated for impairment	$8,436,754	$3,542,969	$230,817	$12,210,540

        Allowance for credit losses activity for the year ended December 31, 2012 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$83,233	$12,163	$11,277	$106,673
Charge-offs	(28,238)	(1,857)	(7,906)	(38,001)
Recoveries	5,206	312	3,276	8,794
Provision	42,135	1,245	1,198	44,578
Foreign currency translation and other	224	24	28	276

Ending balance	$102,560	$11,887	$7,873	$122,320

Ending balance: individually evaluated for impairment	$28,266	$9,512	$—	$37,778

Ending balance: collectively evaluated for impairment	$74,294	$2,375	$7,873	$84,542

Receivables:
Ending balance	$7,363,384	$3,265,173	$226,039	$10,854,596

Ending balance: individually evaluated for impairment	$48,195	$61,752	$—	$109,947

Ending balance: collectively evaluated for impairment	$7,315,189	$3,203,421	$226,039	$10,744,649

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

  Platinum—Customers from whom the Company expects minimal, if any, collection or loss activity.

  Gold, Silver, Bronze—Customers defined as those with the potential for collection or loss activity.

        A breakdown of the retail portfolio by the customer's risk grade at the time of origination as of December 31, 2014 and 2013 is as follows:

	2014	2013
Titanium	$4,866,060	$4,750,422
Platinum	2,386,558	2,265,690
Gold	1,254,335	1,239,703
Silver	207,682	199,575
Bronze	31,288	25,503

Total	$8,745,923	$8,480,893

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

        A breakdown of the wholesale portfolio by its credit quality indicators as of December 31, 2014 and 2013 is as follows:

	2014	2013
A	$2,117,160	$1,981,226
B	1,572,953	1,236,828
C	315,825	232,101
D	132,708	123,369

Total	$4,138,646	$3,573,524

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

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

        The aging of receivables as of December 31, 2014 and 2013 is as follows:

	2014
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$27,846	$8,584	$15,884	$52,314	$7,296,162	$7,348,476	$5,480
Canada	$2,721	$268	$397	$3,386	$1,394,061	$1,397,447	$171
Wholesale
United States	$882	$52	$110	$1,044	$3,359,183	$3,360,227	$86
Canada	$181	$—	$3	$184	$778,235	$778,419	$2
Total
Retail	$30,567	$8,852	$16,281	$55,700	$8,690,223	$8,745,923	$5,651
Wholesale	$1,063	$52	$113	$1,228	$4,137,418	$4,138,646	$88

	2013
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$15,167	$5,135	$14,154	$34,456	$7,011,299	$7,045,755	$3,736
Canada	$2,471	$206	$395	$3,072	$1,432,066	$1,435,138	$25
Wholesale
United States	$170	$36	$229	$435	$2,886,444	$2,886,879	$55
Canada	$213	$—	$32	$245	$686,400	$686,645	$13
Total
Retail	$17,638	$5,341	$14,549	$37,528	$8,443,365	$8,480,893	$3,761
Wholesale	$383	$36	$261	$680	$3,572,844	$3,573,524	$68

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

        Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of December 31, 2014 and 2013, the Company's recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	2014			2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Retail
United States	$23,420	$23,164	$—	$16,640	$16,517	$—
Canada	$960	$954	$—	$—	$—	$—
Wholesale
United States	$—	$—	$—	$—	$—	$—
Canada	$11,790	$11,790	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$31,945	$31,029	$12,607	$26,951	$26,143	$12,757
Canada	$466	$459	$129	$548	$547	$189
Wholesale
United States	$45,868	$45,623	$2,220	$27,693	$27,532	$3,442
Canada	$14,639	$14,639	$1,109	$2,862	$2,851	$423
Total
Retail	$56,791	$55,606	$12,736	$44,139	$43,207	$12,946
Wholesale	$72,297	$72,052	$3,329	$30,555	$30,383	$3,865

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

        For the years ended December 31, 2014 and 2013, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a thirteen-month average) and the related interest income recognized are as follows:

	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$20,867	$1,112	$10,861	$390
Canada	$975	$53	$—	$—
Wholesale
United States	$—	$—	$—	$—
Canada	$21,159	$679	$—	$—
With an allowance recorded
Retail
United States	$33,308	$1,175	$29,833	$1,234
Canada	$510	$18	$666	$22
Wholesale
United States	$45,283	$920	$30,263	$854
Canada	$17,434	$581	$3,500	$125
Total
Retail	$55,660	$2,358	$41,360	$1,646
Wholesale	$83,876	$2,180	$33,763	$979

        Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of December 31, 2014 and 2013 are as follows:

	2014			2013
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$22,512	$45,623	$68,135	$29,239	$27,532	$56,771
Canada	$280	$15,368	$15,648	$918	$2,851	$3,769

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

        As of December 31, 2014, the Company had approximately 660 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $17,496 and the post-modification value was $15,948. A court has determined the concession in 411 of these cases. The pre-modification value of these contracts was $7,138 and the post-modification value was $5,985. As of December 31, 2013, the Company had approximately 765 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $17,472 and the post-modification value was $15,278. A court has determined the concession in 514 of these cases. The pre-modification value of these contracts was $9,298 and the post-modification value was $7,616. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease receivable contracts that were modified in a TDR during the previous 12 months ended December 31, 2014 and 2013.

        As of December 31, 2014 and 2013, the Company's wholesale TDRs were immaterial.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

Managed Receivables

        Historical loss and delinquency amounts for the Company's managed receivables for 2014 and 2013 are as follows:

	Principal Amount of Receivables at December 31,	Principal More Than 30 Days Delinquent at December 31,	Net Credit Loss (Benefit) for the Year Ending December 31,
2014
Type of receivable:
Retail and other notes and finance leases	$8,745,923	$55,700	$11,766
Wholesale	4,138,646	1,228	290

Total managed receivables	$12,884,569	$56,928	$12,056

Comprised of receivables:
Held in portfolio	$12,884,569
Sold	—

Total managed receivables	$12,884,569

2013
Type of receivable:
Retail and other notes and finance leases	$8,724,927	$42,039	$13,898
Wholesale	3,573,524	680	(436)

Total managed receivables	$12,298,451	$42,719	$13,462

Comprised of receivables:
Held in portfolio	$12,285,234
Sold	13,217

Total managed receivables	$12,298,451

NOTE 5: EQUIPMENT ON OPERATING LEASES

        A summary of equipment on operating leases as of December 31, 2014 and 2013 is as follows:

	2014	2013
Equipment on operating leases	$1,657,977	$1,148,622
Accumulated depreciation	(199,652)	(174,315)

Equipment on operating leases, net	$1,458,325	$974,307

        Depreciation expense totaled $141,688, $114,053 and $107,836 for the years ended December 31, 2014, 2013 and 2012, respectively.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 5: EQUIPMENT ON OPERATING LEASES (Continued)

        Lease payments owed to the Company for equipment under non-cancelable operating leases as of December 31, 2014 are as follows:

2015	$137,836
2016	94,417
2017	39,333
2018	14,007
2019 and thereafter	3,373

Total lease payments	$288,966

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

        Changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Balance, beginning of year	$115,486	$117,696
Foreign currency translation adjustment	(2,635)	(2,210)

Balance, end of year	$112,851	$115,486

        Goodwill is tested for impairment at least annually. During 2014 and 2013, the Company performed its annual impairment review as of December 31 and concluded that there were no impairments in either year. The Company has no accumulated impairment losses at December 31, 2014.

        As of December 31, 2014 and 2013, the Company's intangible asset and related accumulated amortization for its software is as follows:

	2014	2013
Software	$32,205	$29,596
Accumulated amortization	(23,850)	(22,792)

Software, net	$8,355	$6,804

        The Company recorded amortization expense of $1,125, $1,002 and $1,010 during 2014, 2013 and 2012, respectively.

        Based on the current amount of software subject to amortization, the estimated annual amortization expense for each of the succeeding five years is as follows: $1,122 in 2015; $973 in 2016; $812 in 2017; $629 in 2018; and $182 in 2019.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 7: OTHER ASSETS

        The components of other assets as of December 31, 2014 and 2013 are as follows:

	2014	2013
Tax receivables	$66,872	$8,917
Deferred debt issuance costs	39,470	45,240
Deferred tax assets	21,146	—
Derivative assets	7,543	6,189
Property and equipment, net	116	151
Prepaid assets	58	53
Other current assets	10,559	10,409

Total other assets	$145,764	$70,959

NOTE 8: CREDIT FACILITIES AND DEBT

        The following table summarizes the Company's debt and credit facilities, borrowings thereunder and availability at December 31, 2014:

	2014
	Maturity(1)	Total Facility/Debt	Short-Term Outstanding	Current Maturities of Long-Term Outstanding	Long-Term Outstanding	Available
Committed Asset-Backed Facilities
Retail—U.S.	Sep 2016	$1,200,000	$—	$186,382	$604,765	$408,853
Retail—Canada	Dec 2016	431,665	—	91,497	331,396	8,772
Wholesale VFN—U.S.	May 2015	800,000	800,000	—	—	—
Wholesale VFN—Canada	Dec 2016	505,695	505,695	—	—
Leases—U.S.	(2)	70,800	—	54,642	16,158	—

Subtotal		3,008,160	1,305,695	332,521	952,319	417,625
Secured Debt
Amortizing retail term ABS—N.A.	Various	6,734,455	—	2,214,854	4,519,601	—
Wholesale term—U.S.	Aug 2016	367,300	—	—	367,300	—
Other ABS financing—N.A.	Various	34,883	—	29,138	5,745	—

Subtotal		7,136,638	—	2,243,992	4,892,646	—
Unsecured Facilities
Revolving credit facilities	Various	350,000	—	—	100,000	250,000
Unsecured Debt
Notes(3)	Various	2,848,074	—	750,000	2,098,074	—
Term loan	2016	150,000	—	—	150,000	—

Subtotal		2,998,074	—	750,000	2,248,074	—

Total credit facilities and debt		$13,492,872	$1,305,695	$3,326,513	$8,193,039	$667,625

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

(3)
Includes adjustments related to fair value hedge of $(680) and a discount of $2,606.

        A summary of the minimum annual repayments of long-term debt as of December 31, 2014, for 2016 and thereafter is as follows:

2016	$3,154,279
2017	2,086,280
2018	2,011,810
2019	876,320
2020 and thereafter	64,350

Total	$8,193,039

        The following table summarizes the Company's credit facilities, borrowings thereunder and availability at December 31, 2013:

	2013
	Maturity(1)	Total Facility/Debt	Short-Term Outstanding	Current Maturities of Long-Term Outstanding	Long-Term Outstanding	Available
Committed Asset-Backed Facilities
Retail—U.S.	Sep 2015	$1,200,000	$—	$107,147	$443,891	$648,962
Retail—Canada	Dec 2015	470,009	—	37,380	156,422	276,207
Wholesale VFN—U.S.	Various	1,400,000	1,400,000	—	—	—
Wholesale VFN—Canada	Dec 2015	550,615	506,566	—	—	44,049
Leases—U.S.	(2)	99,100	—	18,698	80,402	—

Subtotal		3,719,724	1,906,566	163,225	680,715	969,218
Secured Debt
Amortizing retail term ABS—N.A.	Various	6,872,706	—	2,124,267	4,748,439	—
Wholesale term—U.S.	Aug 2016	367,300	—	—	367,300	—
Other ABS financing—N.A.	Various	145,125	—	95,131	49,994	—

Subtotal		7,385,131	—	2,219,398	5,165,733	—
Unsecured Facilities
Revolving credit facilities	Various	350,000	—	—	—	350,000
Unsecured Debt
Notes(3)	Various	2,349,140	—	—	2,349,140	—
Term loan	July 2016	150,000	—	—	150,000	—

Subtotal		2,499,140	—	—	2,499,140	—

Total credit facilities and debt		$13,953,995	$1,906,566	$2,382,623	$8,345,588	$1,319,218

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

Committed Asset-Backed Facilities

        The Company has access to committed asset-backed facilities through which it may sell its receivables. The Company utilizes retail facilities to fund the origination of retail receivables and has exercised the option to periodically repurchase receivables and resell them in the term ABS markets (shown as "Amortizing retail term ABS—N.A.") or found alternative financing for the receivables. Under these facilities, the maximum amount of proceeds that can be accessed at one time is $1,631,665. In addition, if the receivables sold are not repurchased by the Company, the related debt is paid only as the underlying receivables are collected. Such receivables have maturities not exceeding seven years. The Company believes it is probable that a majority of these receivables will be repurchased and resold in the ABS markets. Borrowings against these facilities accrue interest based on prevailing money market or asset-backed commercial paper rates.

        The Company finances a portion of its wholesale receivable portfolio with the issue of Variable Funding Notes ("VFNs") which are privately subscribed by certain bank and asset-backed commercial paper conduits. These notes accrue interest based on prevailing money market or asset-backed commercial paper rates.

Secured Debt

        Secured borrowings bear interest at either floating rates of LIBOR plus an applicable margin or fixed rates.

Unsecured Facilities and Debt

        As of December 31, 2014, the Company had a $250,000 unsecured credit facility, consisting of a $150,000 term facility and a $100,000 revolving credit facility, with a final maturity in July 2016. Additionally, as of December 31, 2014, the Company had a $250,000 unsecured revolving credit facility, with a final maturity in June 2017.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: CREDIT FACILITIES AND DEBT (Continued)

        In October 2013, the Company issued $500,000 of debt securities at an annual fixed rate of 3.25% due 2017. The notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

        In June 2014, the Company issued $500,000 of debt securities at an annual fixed rate of 3.375% due 2019. The notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

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

Interest Rates

        The weighted-average interest rate on total short-term debt outstanding at December 31, 2014 and 2013 was 1.2% and 1.1%, respectively. The weighted-average interest rate on total long-term debt (including current maturities of long-term debt) at December 31, 2014 and 2013 was 1.9% and 1.8%, respectively. The average rate is calculated using the actual rates at December 31, 2014 and 2013, weighted by the amount of outstanding borrowings of each debt instrument.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

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

        The sources of income before taxes for the years ended December 31, 2014, 2013, and 2012 are as follows, with foreign defined as any income earned outside the United States:

	2014	2013	2012
Domestic	$291,290	$300,032	$248,461
Foreign	95,078	101,130	81,232

Income before taxes	$386,368	$401,162	$329,693

        The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Current income tax expense (benefit):
Domestic	$(4,159)	$77,406	$80,255
Foreign	45,632	22,519	22,600

Total current income tax expense	41,473	99,925	102,855

Deferred income tax expense (benefit):
Domestic	108,836	29,497	15,848
Foreign	(23,191)	5,400	(2,591)

Total deferred income tax expense	85,645	34,897	13,257

Total tax provision	$127,118	$134,822	$116,112

        A reconciliation of CNH's statutory and effective income tax rate for the years ended December 31, 2014, 2013, and 2012 is as follows:

	2014	2013	2012
Tax provision at statutory rate	35.0%	35.0%	35.0%
State taxes	3.2	4.5	5.0
Foreign taxes	(5.0)	(5.0)	(4.7)
Tax contingencies	(0.1)	0.1	(0.3)
Tax credits and incentives	(0.1)	(0.2)	(0.3)
Tax rate and legislative changes	—	—	0.7
Other	(0.1)	(0.8)	(0.2)

Total tax provision effective rate	32.9%	33.6%	35.2%

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 9: INCOME TAXES (Continued)

        The components of the Company's net deferred tax liability as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Pension, postretirement and post-employment benefits	$2,864	$3,520
Marketing and sales incentive programs	81,326	68,770
Allowance for credit losses	33,512	33,784
Other accrued liabilities	9,868	19,814
Tax loss and tax credit carry forwards	11,644	9,114

Total deferred tax assets	$139,214	$135,002
Deferred tax liability:
Equipment on operating lease	$311,717	$219,896

Deferred tax liability, net(1)	$(172,503)	$(84,894)

(1)
In the accompanying consolidated balance sheets, the US net deferred tax position in 2014 and 2013 is included in "Accounts payable and other accrued liabilities" while the Canadian net deferred tax position is included in "Other assets" in 2014 and "Accounts payable and other accrued liabilities" in 2013.

        Deferred taxes are provided to reflect timing differences between the financial and tax basis of assets and liabilities and tax carryforwards using currently enacted tax rates and laws. Management believes it is more likely than not the benefit of the deferred tax assets will be realized.

        A reconciliation of the gross amounts of tax contingencies at the beginning and end of the year is as follows:

	2014	2013	2012
Balance, beginning of year	$5,423	$5,830	$6,907
Additions based on tax positions related to the current year	—	—	—
Reductions for tax positions of prior years	(492)	(367)	(119)
Settlements	(4,923)	(40)	(958)

Balance, end of year	$8	$5,423	$5,830

        The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $(1,919).

        The Company recognizes interest and penalties accrued related to tax contingencies in income tax expense. During the years ended December 31, 2014, 2013, and 2012, the Company recognized approximately $(3,187), $307, and $(527), respectively, in interest and penalties. The Company had approximately $(424), $2,880, and $2,793 for the expected future payment of interest and penalties accrued at December 31, 2014, 2013, and 2012, respectively.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 9: INCOME TAXES (Continued)

        During 2014, the Company effectively settled the outstanding audits for tax years 2003 through 2006. The contingency reserve set up for these years amounted to $5,959 and the amount of cash outlays were $4,887, which resulted in a net benefit of $1,072.

        The Company has not provided deferred taxes on $442,000 of undistributed earnings of non-U.S. subsidiaries at December 31, 2014, as the Company's intention continues to be to indefinitely reinvest these earnings in the non-U.S. operations.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

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

Interest Rate Derivatives

        The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the years ended December 31, 2014, 2013 and 2012. These amounts are recorded in "Other expenses" in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 48 months. The after-tax losses deferred in accumulated other comprehensive income that will be recognized in interest expense over the next 12 months are approximately $1,825.

        The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company's committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the years ended December 31, 2014, 2013 and 2012.

        Most of the Company's interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company's interest rate

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 10: FINANCIAL INSTRUMENTS (Continued)

derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company's interest rate derivatives was approximately $3,457,267 and $2,007,460 at December 31, 2014 and 2013, respectively. The thirteen-month average notional amounts as of December 31, 2014 and 2013 were $3,074,793 and $2,732,953, respectively.

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

Financial Statement Impact of the Company's Derivatives

        The fair values of the Company's derivatives as of December 31, 2014 and 2013 in the consolidated balance sheets are recorded as follows:

	2014	2013
Derivatives Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$680	$98
Accounts payable and other accrued liabilities:
Interest rate derivatives	$212	$860
Derivatives Not Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$6,727	$6,023
Foreign exchange contracts	136	68

Total	$6,863	$6,091

Accounts payable and other accrued liabilities:
Interest rate derivatives	$6,727	$6,023

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 10: FINANCIAL INSTRUMENTS (Continued)

        Pre-tax gains (losses) on the consolidated statements of income related to the Company's derivatives for the years ended December 31, 2014, 2013 and 2012 are recorded in the following accounts:

	2014	2013	2012
Cash Flow Hedges
Recognized in accumulated other comprehensive
Income (effective portion)
Interest rate derivatives	$(747)	$(774)	$(254)
Reclassified from accumulated other comprehensive
income (effective portion)
Interest rate derivatives—Interest expense to third parties	(4,502)	(6,138)	(6,971)
Recognized directly in income (ineffective portion)
Interest rate derivatives—Other expenses	—	—	20
Not Designated as Hedges
Interest rate derivatives—Other expenses	$—	$—	$(53)
Foreign exchange contracts—Other expenses	(285)	(138)	5

Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair-value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and 2013:

	Level 2		Level 3		Total
	2014	2013	2014	2013	2014	2013
Assets
Interest rate derivatives	$7,407	$6,121	$—	$—	$7,407	$6,121
Foreign exchange contracts	136	68	—	—	136	68
Retained interests	—	—	—	2,853	—	2,853

Total assets	$7,543	$6,189	$—	$2,853	$7,543	$9,042

Liabilities
Interest rate derivatives	$6,939	$6,883	$—	$—	$6,939	$6,883

Total liabilities	$6,939	$6,883	$—	$—	$6,939	$6,883

        There were no transfers between Level 1, Level 2 and Level 3 hierarchy levels during the periods presented.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 10: FINANCIAL INSTRUMENTS (Continued)

        The following table presents the changes in the Level 3 fair-value category for the years ended December 31, 2014, 2013 and 2012:

	Retained Interests	Derivative Financial Instruments
Balance at January 1, 2012	$17,289	$15
Total gains or losses (realized/unrealized):
Included in earnings	1,005	65
Included in other comprehensive income (loss)	1,635	(80)
Settlements	(10,658)	—

Balance at December 31, 2012	$9,271	$—
Total gains or losses (realized/unrealized):		—
Included in earnings	856	—
Included in other comprehensive income (loss)	(284)
Settlements	(6,990)	—

Balance at December 31, 2013	$2,853	$—
Total gains or losses (realized/unrealized):
Included in earnings	220	—
Included in other comprehensive income (loss)	—	—
Settlements	(3,073)	—

Balance at December 31, 2014	$—	$—

Items Measured at Fair Value on a Nonrecurring Basis

        The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets.

        Equipment held for sale measured at fair value on a nonrecurring basis that was held on the consolidated balance sheet at December 31, 2014 was $74,418. The fair market value of these assets is estimated using industry guide book values adjusted for recent remarketing history and is classified as Level 2 under the fair value hierarchy.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 10: FINANCIAL INSTRUMENTS (Continued)

Financial Instruments Not Carried at Fair Value

        The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of December 31, 2014 and 2013 are as follows:

	2014		2013
	Carrying Amount	Estimated Fair Value *	Carrying Amount	Estimated Fair Value *
Receivables	$12,789,027	$12,854,705	$12,183,281	$12,216,915
Long-term debt	$8,193,039	$8,195,209	$8,345,588	$8,457,438

*
Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 11: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        A summary of the Company's reportable segment information is as follows:

	2014	2013	2012
Revenues
United States	$741,869	$666,776	$644,900
Canada	197,769	196,479	192,196
Eliminations	(4,887)	(5,134)	(3,092)

Total	$934,751	$858,121	$834,004

Interest expense
United States	$236,835	$209,435	$202,208
Canada	54,480	53,021	54,957
Eliminations	(4,887)	(5,134)	(3,092)

Total	$286,428	$257,322	$254,073

Segment net income
United States	$186,611	$197,707	$152,854
Canada	72,639	68,633	60,727

Total	$259,250	$266,340	$213,581

Depreciation and amortization
United States	$108,074	$81,979	$76,145
Canada	34,778	33,113	32,757

Total	$142,852	$115,092	$108,902

Expenditures for equipment on operating leases
United States	$861,815	$501,599	$355,076
Canada	135,043	118,962	104,401

Total	$996,858	$620,561	$459,477

Provision (benefit) for credit losses
United States	$10,706	$(9,323)	$33,875
Canada	3,418	3,419	10,703

Total	$14,124	$(5,904)	$44,578

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 11: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	2014	2013	2012
Segment assets
United States	$13,430,826	$12,536,638	$11,016,740
Canada	2,693,008	2,664,096	2,555,140
Eliminations	(214,269)	(214,030)	(225,351)

Total	$15,909,565	$14,986,704	$13,346,529

Managed receivables
United States	$10,708,704	$10,147,225	$8,849,079
Canada	2,175,865	2,151,226	2,052,884

Total	$12,884,569	$12,298,451	$10,901,963

NOTE 12: RELATED-PARTY TRANSACTIONS

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

        The summary of sources included in "Interest and other income from affiliates" in the accompanying consolidated statements of income at December 31, 2014, 2013, and 2012 is as follows:

	2014	2013	2012
Retail subsidy from CNH Industrial North America	$228,023	$219,171	$209,952
Wholesale subsidy:
CNH Industrial North America	161,308	158,313	148,997
Other affiliates	—	1,584	2,784
Operating lease subsidy from CNH Industrial North America	48,035	35,889	30,376
Lending funds:
CNH Industrial North America	—	—	352
Other affiliates	69	—	2

Total interest and other income from affiliates	$437,435	$414,957	$392,463

        Fees charged by affiliates represent payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 12: RELATED-PARTY TRANSACTIONS (Continued)

        As of December 31, 2014 and 2013, the Company had various accounts and notes receivable and debt with the following affiliates:

	2014			2013
	Rate	Maturity	Amount	Rate	Maturity	Amount
Affiliated receivables from:
CNH Industrial America	0%	—	$39,677	0%	—	$80,786
CNH Industrial Canada Ltd.	0%	—	6,763	0%	—	17,071
Other affiliates	0%	—	12,291	0%	—	12,291

Total affiliated receivables			$58,731			$110,148

Affiliated debt owed to:
CNH Industrial America	3.92%	2014	$713,230	3.92%	2014	$274,525
CNH Industrial Canada Ltd.	5.05%	2014	149,215	4.97%	2014	76,479

Total affiliated debt			$862,445			$351,004

        Included in "Other Assets" in the accompanying balance sheets were tax receivables due from related parties of $62,515 and $6,044, respectively, as of December 31, 2014 and 2013. Accounts payable and other accrued liabilities of $5,282 and $3,716, respectively, as of December 31, 2014 and 2013, were payable to related parties. In October 2014, $68,707 of cash was received for tax receivables purchased from CNH Industrial North America and classified as other assets at September 30, 2014. Interest expense to affiliates was $30,477, $24,105 and $34,512, respectively, for the years ended December 31, 2014, 2013 and 2012.

        In order to utilize the marketing channels for used equipment that exist in CNH Industrial Capital, $19,541 of inventory was transferred from CNH Industrial America at cost at December 31, 2014 and was included in "Equipment held for sale" in the accompanying consolidated balance sheets.

        CNH Industrial Canada Ltd., an affiliated entity, owns 76,618,488 shares of preferred stock in CNH Industrial Capital Canada, one of the Company's subsidiaries. This is recorded as "Noncontrolling interest" in the stockholder's equity in the accompanying consolidated balance sheets. These shares earn dividends of 12-month LIBOR plus 1.2% per annum. The dividends are accrued annually and are recorded in "Net income attributed to noncontrolling interest" in the consolidated statements of income. Accrued, but not declared, dividends are included in "Noncontrolling interest" in the stockholder's equity in the accompanying consolidated balance sheets. A dividend of C$25,684 ($23,803) was paid by CNH Industrial Capital Canada to CNH Industrial Canada Ltd. in December 2014, which represented dividends accrued through September 2014.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Legal Matters

        The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 13: COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees

        The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $243,235. The guarantees are in effect for the term of the underlying funding facilities, which have various maturities through 2015.

Commitments

        The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At December 31, 2014, the total credit limit available was $6,519,538, of which $4,036,119 was utilized.

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the "Guarantor Entities"), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of December 31, 2014 and 2013 and for the

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

three years ended December 31, 2014. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

	Condensed Statements of Comprehensive Income for the Year Ended December 31, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$9,696	$194,756	$—	$204,452
Interest income on wholesale notes	—	(1,292)	75,742	—	74,450
Interest and other income from affiliates	96,352	220,950	382,145	(262,012)	437,435
Rental income on operating leases	—	108,568	57,346	—	165,914
Other income	—	142,031	7,681	(97,212)	52,500

Total revenues	96,352	479,953	717,670	(359,224)	934,751

EXPENSES
Interest expense:
Interest expense to third parties	124,629	(7,328)	138,650	—	255,951
Interest expense to affiliates	—	245,133	47,356	(262,012)	30,477

Total interest expense	124,629	237,805	186,006	(262,012)	286,428

Administrative and operating expenses:
Fees charged by affiliates	—	40,103	106,648	(97,212)	49,539
Provision (benefit) for credit losses	—	(1,300)	15,424	—	14,124
Depreciation of equipment on operating leases	—	93,549	48,139	—	141,688
Other expenses	1	55,836	767	—	56,604

Total operating expenses	1	188,188	170,978	(97,212)	261,955

Total expenses	124,630	425,993	356,984	(359,224)	548,383

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(28,278)	53,960	360,686	—	386,368
Income tax provision (benefit)	(10,873)	19,097	118,894	—	127,118
Equity in income of consolidated subsidiaries accounted for under the equity method	275,428	240,565	—	(515,993)	—

NET INCOME	258,023	275,428	241,792	(515,993)	259,250
Net income attributed to noncontrolling interest	—	—	(1,227)	—	(1,227)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$258,023	$275,428	$240,565	$(515,993)	$258,023

COMPREHENSIVE INCOME	$202,023	$219,428	$194,587	$(412,788)	$203,250
Comprehensive income attributed to noncontrolling interest	—	—	(1,227)	—	(1,227)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$202,023	$219,428	$193,360	$(412,788)	$202,023

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of December 31, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$225,343	$122,644	$—	$347,987
Restricted cash	—	100	858,725	—	858,825
Receivables, less allowance for credit losses	—	1,845,524	10,943,503	—	12,789,027
Affiliated accounts and notes receivable	2,749,776	1,712,656	1,365,447	(5,769,148)	58,731
Equipment on operating leases, net	—	1,128,542	329,783	—	1,458,325
Equipment held for sale	—	121,190	8,510	—	129,700
Investments in consolidated subsidiaries accounted for under the equity method	1,923,861	2,228,741	—	(4,152,602)	—
Goodwill and intangible assets, net	—	89,927	31,279	—	121,206
Other assets	20,778	77,597	51,637	(4,248)	145,764

TOTAL	$4,694,415	$7,429,620	$13,711,528	$(9,925,998)	$15,909,565

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$750,000	$19,128	$3,863,080	$—	$4,632,208
Accounts payable and other accrued liabilities	56,261	2,162,159	860,231	(2,432,710)	645,941
Affiliated debt	—	3,320,828	882,303	(3,340,686)	862,445
Long-term debt	2,348,074	3,644	5,841,321	—	8,193,039

Total liabilities	3,154,335	5,505,759	11,446,935	(5,773,396)	14,333,633
Stockholder's equity	1,540,080	1,923,861	2,264,593	(4,152,602)	1,575,932

TOTAL	$4,694,415	$7,429,620	$13,711,528	$(9,925,998)	$15,909,565

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Year Ended December 31, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(483,934)	$178,599	$556,278	$291,073	$542,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(15,819,248)	(15,532,463)	12,300,701	(19,051,010)
Collections of receivables	—	15,480,203	15,062,472	(12,301,398)	18,241,277
Change in restricted cash	—	—	(86,450)	—	(86,450)
Purchase of equipment on operating leases, net	—	(665,734)	(61,902)	—	(727,636)
Expenditures for property and equipment	—	(2,676)	(9)	—	(2,685)

Net cash from (used in) investing activities	—	(1,007,455)	(618,352)	(697)	(1,626,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	832,831	(17,759)	(290,376)	524,696
Net change in indebtedness	598,934	(87,139)	(162,821)	—	348,974
Dividends paid to CNH Industrial America LLC	(115,000)	—	—	—	(115,000)
Dividends paid to CNH Industrial Canada Ltd.	—	—	(23,803)	—	(23,803)

Net cash from (used in) financing activities	483,934	745,692	(204,383)	(290,376)	734,867

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(83,164)	(266,457)	—	(349,621)
CASH AND CASH EQUIVALENTS:
Beginning of year	—	308,507	389,101	—	697,608

End of year	$—	$225,343	$122,644	$—	$347,987

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Year Ended December 31, 2013
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$572	$180,770	$—	$181,342
Interest income wholesale notes		(1,001)	64,761	—	63,760
Interest and other income from affiliates	69,589	214,317	361,773	(230,722)	414,957
Rental income on operating leases	—	80,765	58,172	—	138,937
Other income	—	135,543	10,088	(86,506)	59,125

Total revenues	69,589	430,196	675,564	(317,228)	858,121

EXPENSES
Interest expense:
Interest expense to third parties	93,941	17	139,259	—	233,217
Interest expense to affiliates	—	212,552	42,275	(230,722)	24,105

Total interest expense	93,941	212,569	181,534	(230,722)	257,322

Administrative and operating expenses:
Fees charged by affiliates	—	45,403	97,508	(86,506)	56,405
Provision (benefit) for credit losses, net	—	(13,380)	7,476	—	(5,904)
Depreciation of equipment on operating leases	—	64,822	49,231	—	114,053
Other expenses	1	36,575	(1,493)	—	35,083

Total administrative and operating expenses	1	133,420	152,722	(86,506)	199,637

Total expenses	93,942	345,989	334,256	(317,228)	456,959

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(24,353)	84,207	341,308	—	401,162
Income tax provision (benefit)	(9,393)	30,212	114,003	—	134,822
Equity in income of consolidated subsidiaries accounted for under the equity method	279,840	225,845	—	(505,685)	—

NET INCOME	264,880	279,840	227,305	(505,685)	266,340
Net income attributed to noncontrolling interest	—	—	(1,460)	—	(1,460)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$264,880	$279,840	$225,845	$(505,685)	$264,880

COMPREHENSIVE INCOME	$224,304	$239,262	$192,320	$(430,122)	$225,764
Comprehensive income attributed to noncontrolling interest	—	—	(1,460)	—	(1,460)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$224,304	$239,262	$190,860	$(430,122)	$224,304

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Year Ended December 31, 2013
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(899,140)	$480,974	$(68,842)	$904,998	$417,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(16,948,609)	(16,438,038)	12,754,787	(20,631,860)
Collections of receivables	—	16,591,756	15,206,469	(12,754,187)	19,044,038
Change in restricted cash	—	—	(65,756)	—	(65,756)
Purchase of equipment on operating leases, net	—	(270,607)	(78,600)	—	(349,207)
Other investing activities	—	(3,279)	(41)	—	(3,320)

Net cash from (used in) investing activities	—	(630,739)	(1,375,966)	600	(2,006,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	341,327	56,475	(905,598)	(507,796)
Net change in indebtedness	1,099,140	(140,056)	1,248,522	—	2,207,606
Dividends paid to CNH Industrial America LLC	(200,000)	—	—	—	(200,000)

Net cash from (used in) financing activities	899,140	201,271	1,304,997	(905,598)	1,499,810

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	51,506	(139,811)	—	(88,305)
CASH AND CASH EQUIVALENTS:
Beginning of year	—	257,001	528,912	—	785,913

End of year	$—	$308,507	$389,101	$—	$697,608

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Year Ended December 31, 2012
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$11,488	$166,956	$—	$178,444
Interest income on wholesale notes	—	(830)	63,043	—	62,213
Interest and other income from affiliates	7,437	178,848	354,010	(147,832)	392,463
Rental income on operating leases	—	82,280	51,526	—	133,806
Other income	—	113,748	34,780	(81,450)	67,078

Total revenues	7,437	385,534	670,315	(229,282)	834,004

EXPENSES
Interest expense:
Interest expense to third parties	48,848	6,838	163,875	—	219,561
Interest expense to affiliates	255	146,665	35,424	(147,832)	34,512

Total interest expense	49,103	153,503	199,299	(147,832)	254,073

Administrative and operating expenses:
Fees charged by affiliates	—	50,591	92,754	(81,450)	61,895
Provision (benefit) for credit losses, net	—	(563)	45,141	—	44,578
Depreciation of equipment on operating leases	—	65,107	42,729	—	107,836
Other expenses	1	32,999	2,929	—	35,929

Total administrative and operating expenses	1	148,134	183,553	(81,450)	250,238

Total expenses	49,104	301,637	382,852	(229,282)	504,311

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(41,667)	83,897	287,463	—	329,693
Income tax provision (benefit)	(16,327)	33,663	98,776	—	116,112
Equity in income of consolidated subsidiaries accounted for under the equity method	237,276	187,042	—	(424,318)	—

NET INCOME	211,936	237,276	188,687	(424,318)	213,581
Net income attributed to noncontrolling interest	—	—	(1,645)	—	(1,645)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$211,936	$237,276	$187,042	$(424,318)	$211,936

COMPREHENSIVE INCOME	$229,868	$255,208	$204,003	$(457,566)	$231,513
Comprehensive income attributed to noncontrolling interest	—	—	(1,645)	—	(1,645)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$229,868	$255,208	$202,358	$(457,566)	$229,868

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Year Ended December 31, 2012
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(740,547)	$(1,069,674)	$915,730	$1,421,072	$526,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(15,802,666)	(17,733,851)	13,897,290	(19,639,227)
Collections of receivables	—	15,499,698	16,703,466	(13,897,223)	18,305,941
Decrease in restricted cash	—	—	43,589	—	43,589
Purchase of equipment on operating leases, net	—	(118,412)	(91,186)	—	(209,598)
Other investing activities	—	(2,300)	(14)	—	(2,314)

Net cash from (used in) investing activities	—	(423,680)	(1,077,996)	67	(1,501,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	(9,453)	1,543,710	(69,879)	(1,421,139)	43,239
Net change in indebtedness	750,000	(99,563)	473,172	—	1,123,609

Net cash from (used in) financing activities	740,547	1,444,147	403,293	(1,421,139)	1,166,848

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(49,207)	241,027	—	191,820
CASH AND CASH EQUIVALENTS:
Beginning of year	—	306,208	287,885	—	594,093

End of year	$—	$257,001	$528,912	$—	$785,913

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 15: SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$220,988	$233,764	$233,960	$246,039	$934,751
Interest expense	63,128	70,669	74,115	78,516	286,428
Administrative and operating expenses	55,986	61,835	71,393	72,741	261,955
Income tax provision	34,807	32,598	29,762	29,951	127,118
Net income attributable to noncontrolling interest	(328)	(334)	(273)	(292)	(1,227)

Net income attributable to CNH Industrial Capital LLC	$66,739	$68,328	$58,417	$64,539	$258,023

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$205,665	$212,332	$218,187	$221,937	$858,121
Interest expense	59,475	62,932	64,997	69,918	257,322
Administrative and operating expenses	52,587	42,913	52,335	51,802	199,637
Income tax provision	29,743	37,475	35,527	32,077	134,822
Net income attributable to noncontrolling interest	(418)	(357)	(373)	(312)	(1,460)

Net income attributable to CNH Industrial Capital LLC	$63,442	$68,655	$64,955	$67,828	$264,880

NOTE 16: SUBSEQUENT EVENTS

        On February 26, 2015, the Company, through a bankruptcy-remote trust, issued C$324,853 ($260,904) of amortizing asset-backed notes secured by Canadian retail loan contracts.

        On March 4, 2015, the Company, through a bankruptcy-remote trust, issued $800,000 of amortizing asset-backed notes secured by U.S. retail loan contracts.