Form 10-Q
period 2015-03-31
CNH Industrial Capital LLC
filed 2015-05-07
CIK 1552493

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

        As of March 31, 2015, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

        The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

* The registrant has been subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934 since April 24, 2015. The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as if it were subject to such filing requirements during the entirety of such period.

*
This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

	2015	2014
REVENUES
Interest income on retail notes and finance leases	$49,123	$48,525
Interest income on wholesale notes	18,932	15,501
Interest and other income from affiliates	104,154	107,350
Rental income on operating leases	48,808	36,482
Other income	4,569	13,130

Total revenues	225,586	220,988

EXPENSES
Interest expense:
Interest expense to third parties	63,837	61,600
Interest expense to affiliates	10,857	1,528

Total interest expense	74,694	63,128

Administrative and operating expenses:
Fees charged by affiliates	12,873	13,367
Provision for credit losses, net	3,961	1,460
Depreciation of equipment on operating leases	44,573	30,148
Other expenses	7,499	11,011

Total administrative and operating expenses	68,906	55,986

Total expenses	143,600	119,114

INCOME BEFORE TAXES	81,986	101,874
Income tax provision	28,275	34,807

NET INCOME	53,711	67,067
Net income attributed to noncontrolling interest	(259)	(328)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$53,452	$66,739

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

	2015	2014
NET INCOME	$53,711	$67,067
Other comprehensive income (loss):
Foreign currency translation adjustment	(63,068)	(25,047)
Pension liability adjustment	109	90
Change in unrealized gains on retained interests	—	(244)
Change in derivative financial instruments	(1,080)	658

Total other comprehensive income (loss)	(64,039)	(24,543)

COMPREHENSIVE INCOME (LOSS)	(10,328)	42,524
Less: comprehensive income attributable to noncontrolling interest	(259)	(328)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$(10,587)	$42,196

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(Dollars in thousands)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$385,614	$347,987
Restricted cash	654,635	858,825
Receivables, less allowance for credit losses of $93,077 and $95,542, respectively	12,356,003	12,789,027
Affiliated accounts and notes receivable	14,002	58,731
Equipment on operating leases, net	1,534,799	1,458,325
Equipment held for sale	147,949	129,700
Goodwill	110,097	112,851
Other intangible assets, net	8,032	8,355
Other assets	155,279	145,764

TOTAL	$15,366,410	$15,909,565

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,543,875	$4,632,208
Accounts payable and other accrued liabilities	730,112	645,941
Affiliated debt	608,124	862,445
Long-term debt	7,994,467	8,193,039

Total liabilities	13,876,578	14,333,633

Commitments and contingent liabilities (Note 10)
Stockholder's equity:
Member's capital	—	—
Paid-in capital	843,445	843,250
Accumulated other comprehensive income (loss)	(113,967)	(49,928)
Retained earnings	760,354	746,758

Total CNH Industrial Capital LLC stockholder's equity	1,489,832	1,540,080
Noncontrolling interest	—	35,852

Total stockholder's equity	1,489,832	1,575,932

TOTAL	$15,366,410	$15,909,565

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

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

	March 31, 2015	December 31, 2014
Restricted cash	$654,535	$858,725
Receivables, less allowance for credit losses of $78,866 and $78,960, respectively	9,135,519	9,266,204
Equipment on operating leases, net	66,925	83,195

TOTAL	$9,856,979	$10,208,124

Short-term debt (including current maturities of long-term debt)	$3,784,020	$3,853,058
Long-term debt	5,541,324	5,839,213

TOTAL	$9,325,344	$9,692,271

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,711	$67,067
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	44,582	30,158
Amortization of intangibles	301	255
Provision for credit losses, net	3,961	1,460
Deferred income tax expense	44,852	19,806
Stock compensation expense	195	187
Changes in components of working capital:
Change in affiliated accounts and notes receivables	44,554	95,099
Change in other assets and equipment held for sale	(15,803)	12,245
Change in accounts payable and other accrued liabilities	32,264	48,468

Net cash from (used in) operating activities	208,617	274,745

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(3,315,783)	(4,447,061)
Collections of receivables	3,544,795	3,874,458
Change in restricted cash	192,959	120,726
Purchase of equipment on operating leases	(245,323)	(152,688)
Proceeds from disposal of equipment on operating leases	85,451	63,143
Capital expenditures for property and equipment and software	—	(5)
Disposal of property and equipment and software	21	—

Net cash from (used in) investing activities	262,120	(541,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	699,956	76,091
Payment of affiliated debt	(935,512)	(330,798)
Proceeds from issuance of long-term debt	1,160,904	1,023,017
Payment of long-term debt	(1,282,491)	(924,203)
Change in short-term borrowings, net	—	5,006
Dividends paid to CNH Industrial America LLC	(15,000)	(90,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	(551)	—
Redemption of preferred stock of subsidiary	(60,416)	—

Net cash from (used in) financing activities	(433,110)	(240,887)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,627	(507,569)
CASH AND CASH EQUIVALENTS
Beginning of period	347,987	697,608

End of period	$385,614	$190,039

CASH PAID DURING THE PERIOD FOR INTEREST	$63,712	$43,310

CASH PAID DURING THE PERIOD FOR TAXES	$5,973	$606

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

	Company Stockholder
	Member's Capital	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non- Controlling Interest	Total
BALANCE—January 1, 2014	$—	$842,182	$6,072	$603,735	$58,428	$1,510,417
Net income	—	—	—	66,739	328	67,067
Dividend paid to CNH Industrial America LLC	—	—	—	(90,000)	—	(90,000)
Foreign currency translation adjustment	—	—	(25,047)	—	—	(25,047)
Stock compensation	—	187	—	—	—	187
Pension liability adjustment, net of tax	—	—	90	—	—	90
Change in unrealized gain on retained interests, net of tax	—	—	(244)	—	—	(244)
Change in derivative financial instruments, net of tax	—	—	658	—	—	658

BALANCE—March 31, 2014	$—	$842,369	$(18,471)	$580,474	$58,756	$1,463,128

BALANCE—January 1, 2015	$—	$843,250	$(49,928)	$746,758	$35,852	$1,575,932
Net income	—	—	—	53,452	259	53,711
Dividends paid to CNH Industrial America LLC	—	—	—	(15,000)	—	(15,000)
Preferred dividend paid to CNH Industrial Canada Ltd	—	—	—	—	(551)	(551)
Redemption of preferred stock of subsidiary	—	—	—	(24,856)	(35,560)	(60,416)
Foreign currency translation adjustment	—	—	(63,068)	—	—	(63,068)
Stock compensation	—	195	—	—	—	195
Pension liability adjustment, net of tax	—	—	109	—	—	109
Change in derivative financial instruments, net of tax	—	—	(1,080)	—	—	(1,080)

BALANCE—March 31, 2015	$—	$843,445	$(113,967)	$760,354	$—	$1,489,832

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

        CNH Industrial Capital LLC and its primary operating subsidiaries, including New Holland Credit Company, LLC ("New Holland Credit"), CNH Industrial Capital America LLC ("CNH Industrial Capital America"), and CNH Industrial Capital Canada Ltd. ("CNH Industrial Capital Canada") (collectively, "CNH Industrial Capital" or the "Company"), are each a subsidiary of CNH Industrial America LLC ("CNH Industrial America"), which is an indirect wholly-owned subsidiary of CNH Industrial N.V. ("CNHI" and, together with its consolidated subsidiaries, "CNH Industrial"). CNH Industrial America and CNH Industrial Canada Ltd. (collectively, "CNH Industrial North America") design, manufacture, and sell agricultural and construction equipment. CNH Industrial Capital provides financial services for CNH Industrial North America dealers and end-use customers primarily located in the United States and Canada.

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

        The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information, which should be read in conjunction with the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, which is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The guidance can be applied retrospectively to each prior reporting period present (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations and cash flows.

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

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest ("ASU 2015-03"). ASU 2015-03 is intended to simplify the presentation of debt issuance costs. The new standard requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods ending after December 15, 2015. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

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

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended March 31, 2015:

	Currency Translation Adjustment	Pension Liability	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$(43,060)	$(6,425)	$(4,099)	$(53,584)
Tax asset (liability)	—	2,341	1,315	3,656

Beginning balance, net of tax	(43,060)	(4,084)	(2,784)	(49,928)
Other comprehensive income (loss) before reclassifications	(63,068)	(19)	(2,794)	(65,881)
Amounts reclassified from accumulated other comprehensive income (loss)	—	183	1,455	1,638
Tax effects	—	(55)	259	204

Net current-period other comprehensive income (loss)	(63,068)	109	(1,080)	(64,039)

BALANCE at March 31, 2015	$(106,128)	$(3,975)	$(3,864)	$(113,967)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended March 31, 2014:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$14,762	$(5,891)	$388	$(7,855)	$1,404
Tax asset (liability)	—	2,149	(144)	2,663	4,668

Beginning balance, net of tax	14,762	(3,742)	244	(5,192)	6,072
Other comprehensive income (loss) before reclassifications	(25,047)	—	—	(307)	(25,354)
Amounts reclassified from accumulated other comprehensive income (loss)	—	140	(388)	1,351	1,103
Tax effects	—	(50)	144	(386)	(292)

Net current-period other comprehensive income (loss)	(25,047)	90	(244)	658	(24,543)

BALANCE at March 31, 2014	$(10,285)	$(3,652)	$—	$(4,534)	$(18,471)

        The reclassifications out of AOCI and the location on the consolidated statements of income for the three months ended March 31, 2015 and 2014 are as follows:

	2015	2014	Affected Line Item
Amortization of defined benefit pension items:
	$(183)	$(140)	Insignificant items

	(183)	(140)	Income before taxes
	61	50	Income tax benefit

	$(122)	$(90)	Net of tax

Unrealized gains on retained interests:
	$—	$388	Insignificant items

	—	388	Income before taxes
	—	(144)	Income tax provision

	$—	$244	Net of tax

Unrealized losses on derivatives:
	$(1,455)	$(1,351)	Interest expense to third parties

	(1,455)	(1,351)	Income before taxes
	483	467	Income tax benefit

	$(972)	$(884)	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

        A summary of receivables included in the consolidated balance sheets as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
Retail note receivables	$651,141	$902,016
Wholesale receivables	957,387	984,832
Finance lease receivables	36,021	43,061
Restricted receivables	10,804,531	10,954,660

Gross receivables	12,449,080	12,884,569
Less
Allowance for credit losses	(93,077)	(95,542)

Total receivables, net	$12,356,003	$12,789,027

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

        The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Retail note receivables	$7,710,833	$7,798,882
Wholesale receivables	3,092,273	3,153,814
Finance lease receivables	1,425	1,964

Total	$10,804,531	$10,954,660

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

        Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is determined to be probable that all amounts due will not be collected

        The Company's allowance for credit losses is currently segregated into two portfolio segments: retail and wholesale. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The retail segment includes retail notes and finance lease receivables. The wholesale segment includes wholesale financing to CNH Industrial North America

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

dealers. Prior to sale of its CRA portfolio to Citi, there was a third segment called other, which included the Company's CRA portfolio.

        Further, the Company evaluates its portfolio segments by class of receivable: United States and Canada. Typically, the Company's receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. These classes align with management reporting.

        Allowance for credit losses activity for the three months ended March 31, 2015 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$88,697	$6,845	$95,542
Charge-offs	(5,669)	(121)	(5,790)
Recoveries	432	7	439
Provision	3,945	16	3,961
Foreign currency translation and other	(933)	(142)	(1,075)

Ending balance	$86,472	$6,605	$93,077

Ending balance: individually evaluated for impairment	$13,295	$3,108	$16,403

Ending balance: collectively evaluated for impairment	$73,177	$3,497	$76,674

Receivables:
Ending balance	$8,399,420	$4,049,660	$12,449,080

Ending balance: individually evaluated for impairment	$61,886	$53,615	$115,501

Ending balance: collectively evaluated for impairment	$8,337,534	$3,996,045	$12,333,579

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

        Platinum—Customers from whom the Company expects minimal, if any, collection or loss activity.

        Gold, Silver, Bronze—Customers defined as those with the potential for collection or loss activity.

        A breakdown of the retail portfolio by the customer's risk grade at the time of origination as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
Titanium	$4,715,713	$4,866,060
Platinum	2,262,474	2,386,558
Gold	1,192,926	1,254,335
Silver	197,050	207,682
Bronze	31,257	31,288

Total	$8,399,420	$8,745,923

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

        A breakdown of the wholesale portfolio by its credit quality indicators as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
A	$1,980,946	$2,117,160
B	1,558,425	1,572,953
C	351,079	315,825
D	159,210	132,708

Total	$4,049,660	$4,138,646

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        The aging of receivables as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$23,372	$7,737	$18,007	$49,116	$7,094,106	$7,143,222	$6,275
Canada	$3,077	$528	$117	$3,722	$1,252,476	$1,256,198	$2
Wholesale
United States	$581	$125	$343	$1,049	$3,340,433	$3,341,482	$111
Canada	$354	$78	$22	$454	$707,724	$708,178	$20
Total
Retail	$26,449	$8,265	$18,124	$52,838	$8,346,582	$8,399,420	$6,277
Wholesale	$935	$203	$365	$1,503	$4,048,157	$4,049,660	$131

	December 31, 2014
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$27,846	$8,584	$15,884	$52,314	$7,296,162	$7,348,476	$5,480
Canada	$2,721	$268	$397	$3,386	$1,394,061	$1,397,447	$171
Wholesale
United States	$882	$52	$110	$1,044	$3,359,183	$3,360,227	$86
Canada	$181	$—	$3	$184	$778,235	$778,419	$2
Total
Retail	$30,567	$8,852	$16,281	$55,700	$8,690,223	$8,745,923	$5,651
Wholesale	$1,063	$52	$113	$1,228	$4,137,418	$4,138,646	$88

        Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of March 31, 2015 and December 31,

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

2014, the Company's recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	March 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Retail
United States	$23,355	$23,123	$—	$23,420	$23,164	$—
Canada	$1,563	$1,558	$—	$960	$954	$—
Wholesale
United States	$5,293	$5,293	$—	$—	$—	$—
Canada	$—	$—	$—	$11,790	$11,790	$—
With an allowance recorded
Retail
United States	$36,531	$35,398	$13,206	$31,945	$31,029	$12,607
Canada	$437	$430	$89	$466	$459	$129
Wholesale
United States	$34,163	$33,759	$1,698	$45,868	$45,623	$2,220
Canada	$14,159	$14,156	$1,410	$14,639	$14,639	$1,109
Total
Retail	$61,886	$60,509	$13,295	$56,791	$55,606	$12,736
Wholesale	$53,615	$53,208	$3,108	$72,297	$72,052	$3,329

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the three months ended March 31, 2015 and 2014, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a four-month average) and the related interest income recognized are as follows:

	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$23,600	$264	$9,163	$137
Canada	$1,690	$24	$—	$—
Wholesale
United States	$6,397	$17	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$37,529	$—	$28,628	$360
Canada	$455	$2	$748	$11
Wholesale
United States	$36,919	$150	$33,719	$227
Canada	$13,973	$115	$2,796	$28
Total
Retail	$63,274	$290	$38,539	$508
Wholesale	$57,289	$282	$36,515	$255

        Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015			December 31, 2014
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$34,063	$33,759	$67,822	$22,512	$45,623	$68,135
Canada	$191	$14,156	$14,347	$280	$15,368	$15,648

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

        As of March 31, 2015, the Company had approximately 630 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $16,822 and the post-modification value was $15,329. A court has determined the concession in 385 of these cases. The pre-modification value of these contracts was $6,670 and the post-modification value was $5,550. As of March 31, 2014, the Company had approximately 770 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $17,800 and the post-modification value was $15,710. A court has determined the concession in 499 of these cases. The pre-modification value of these contracts was $9,117 and the post-modification value was $7,435. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease receivable contracts that were modified in a TDR during the previous 12 months ended March 31, 2015 and 2014.

        As of March 31, 2015 and 2014, the Company's wholesale TDRs were immaterial.

NOTE 5: DEBT

        On February 26, 2015, the Company, through a bankruptcy-remote trust, issued C$324,853 ($260,904) of amortizing asset-backed notes secured by Canadian retail loan contracts.

        On March 4, 2015, the Company, through a bankruptcy-remote trust, issued $800,000 of amortizing asset-backed notes secured by U.S. retail loan contracts.

        On March 11, 2015, the Company entered into a $100,000, three-year, unsecured term loan.

        On March 30, 2015, the Company drew $100,000 on an existing revolving credit facility. The loan was repaid on April 7, 2015.

NOTE 6: INCOME TAXES

        The effective tax rates for the three months ended March 31, 2015 and 2014 were 34.5% and 34.2%, respectively. The Company's provision for income taxes is based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. The 2015 estimated annual tax rate is expected to be lower than the U.S. federal corporate income tax rate of 35% primarily due to profits in tax jurisdictions with lower rates, including Canada.

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

Interest Rate Derivatives

        The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the three months ended March 31, 2015 and 2014. These amounts are recorded in "Other expenses" in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 52 months. The after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $1,590.

        The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company's committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three months ended March 31, 2015 and 2014.

        The Company's interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company's interest rate derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company's interest rate derivatives was approximately $3,169,089 and $3,457,267 at March 31, 2015 and December 31, 2014, respectively. The four-month average notional amounts as of March 31, 2015 and 2014 were $3,301,102 and $2,798,240, respectively.

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

Financial Statement Impact of the Company's Derivatives

        The fair values of the Company's derivatives as of March 31, 2015 and December 31, 2014 in the consolidated balance sheets are recorded as follows:

	March 31, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$2,788	$680
Accounts payable and other accrued liabilities:
Interest rate derivatives	$1,519	$212
Derivatives Not Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$5,416	$6,727
Foreign exchange contracts	—	136

Total	$5,416	$6,863

Accounts payable and other accrued liabilities:
Interest rate derivatives	$5,416	$6,727

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

        Pre-tax gains (losses) on the consolidated statements of income related to the Company's derivatives for the three months ended March 31, 2015 and 2014 are recorded in the following accounts:

	2015	2014
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion)
Interest rate derivatives	$(2,794)	$(307)
Reclassified from accumulated other comprehensive income (loss) (effective portion)
Interest rate derivatives—Interest expense to third parties	(1,455)	(1,351)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	(239)	(150)

Items Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, all of which are classified as Level 2:

	March 31, 2015	December 31, 2014
Assets
Interest rate derivatives	$8,204	$7,407
Foreign exchange contracts	—	136

Total assets	$8,204	$7,543

Liabilities
Interest rate derivatives	$6,935	$6,939

Total liabilities	$6,935	$6,939

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

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

Financial Instruments Not Carried at Fair Value

        The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value*	Carrying Amount	Estimated Fair Value*
Receivables	$12,356,003	$12,332,021	$12,789,027	$12,854,705
Long-term debt	$7,994,467	$8,030,583	$8,193,039	$8,195,209

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        A summary of the Company's reportable segment information is as follows:

	Three Months Ended March 31,
	2015	2014
Revenues
United States	$183,122	$175,672
Canada	43,505	46,516
Eliminations	(1,041)	(1,200)

Total	$225,586	$220,988

Interest expense
United States	$63,561	$52,453
Canada	12,174	11,875
Eliminations	(1,041)	(1,200)

Total	$74,694	$63,128

Segment net income
United States	$40,818	$50,399
Canada	12,893	16,668

Total	$53,711	$67,067

Depreciation and amortization
United States	$36,361	$22,122
Canada	8,522	8,291

Total	$44,883	$30,413

Expenditures for equipment on operating leases
United States	$221,079	$131,447
Canada	24,244	21,241

Total	$245,323	$152,688

Provision for credit losses
United States	$3,190	$1,071
Canada	771	389

Total	$3,961	$1,460

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	As of March 31, 2015	As of December 31, 2014
Segment assets
United States	$13,111,701	$13,430,826
Canada	2,436,205	2,693,008
Eliminations	(181,496)	(214,269)

Total	$15,366,410	$15,909,565

Managed receivables
United States	$10,484,704	$10,708,704
Canada	1,964,376	2,175,865

Total	$12,449,080	$12,884,569

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

        The summary of sources included in "Interest and other income from affiliates" in the accompanying consolidated statements of income for the three months ended March 31, 2015 and 2014 is as follows:

	2015	2014
Retail subsidy from CNH Industrial North America	$50,886	$59,502
Wholesale subsidy:
CNH Industrial North America	37,661	37,825
Operating lease subsidy from CNH Industrial North America	15,607	10,023

Total interest and other income from affiliates	$104,154	$107,350

        Fees charged by affiliates represent payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: RELATED-PARTY TRANSACTIONS (Continued)

        As of March 31, 2015 and December 31, 2014, the Company had various accounts and notes receivable and debt with the following affiliates:

	March 31, 2015	December 31, 2014
Affiliated receivables from:
CNH Industrial America	$9	$39,677
CNH Industrial Canada Ltd.	1,702	6,763
Other affiliates	12,291	12,291

Total affiliated receivables	$14,002	$58,731

Affiliated debt owed to:
CNH Industrial America	$424,821	$713,230
CNH Industrial Canada Ltd.	183,303	149,215

Total affiliated debt	$608,124	$862,445

        Included in "Other Assets" in the accompanying balance sheets were tax receivables due from related parties of $79,978 and $62,515, respectively, as of March 31, 2015 and December 31, 2014. Accounts payable and other accrued liabilities of $80,032 and $5,282, respectively, as of March 31, 2015 and December 31, 2014, were payable to related parties. Interest expense to affiliates was $10,857 and $1,528, respectively, for the three months ended March 31, 2015 and 2014.

        In order to utilize the marketing channels for used equipment that exist in CNH Industrial Capital, $19,541 of inventory was transferred from CNH Industrial America at cost at December 31, 2014, of which $16,641 was included in "Equipment held for sale" in the accompanying consolidated balance sheets as of March 31, 2015.

        On March 31, 2015, CNH Industrial Capital Canada redeemed all of its outstanding shares of preferred stock for C$76,618 ($60,416). These shares earned dividends of 12-month LIBOR plus 1.2% per annum. Dividends were accrued and recorded in "Net income attributed to noncontrolling interest" in the consolidated statements of income. A dividend of C$668 ($551) was paid by CNH Industrial Capital Canada to CNH Industrial Canada Ltd. in March 2015, which represented all accrued and unpaid dividends on the preferred stock through the redemption date.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 10: COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees

        The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $215,546. The guarantees are in effect for the term of the underlying funding facilities, which have various maturities through 2015.

Commitments

        The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At March 31, 2015, the total credit limit available was $6,405,507, of which $3,985,092 was utilized.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the "Guarantor Entities"), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Three Months Ended March 31, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$393	$48,730	$—	$49,123
Interest income on wholesale notes	—	(296)	19,228	—	18,932
Interest and other income from affiliates	23,656	56,682	86,527	(62,711)	104,154
Rental income on operating leases	—	35,559	13,249	—	48,808
Other income	—	25,634	837	(21,902)	4,569

Total revenues	23,656	117,972	168,571	(84,613)	225,586

EXPENSES
Interest expense:
Interest expense to third parties	35,124	(3,451)	32,164	—	63,837
Interest expense to affiliates	—	63,893	9,675	(62,711)	10,857

Total interest expense	35,124	60,442	41,839	(62,711)	74,694

Administrative and operating expenses:
Fees charged by affiliates	—	12,270	22,505	(21,902)	12,873
Provision (benefit) for credit losses, net	—	(1,661)	5,622	—	3,961
Depreciation of equipment on operating leases	—	33,467	11,106	—	44,573
Other expenses	—	5,695	1,804	—	7,499

Total administrative and operating expenses	—	49,771	41,037	(21,902)	68,906

Total expenses	35,124	110,213	82,876	(84,613)	143,600

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(11,468)	7,759	85,695	—	81,986
Income tax provision (benefit)	(4,415)	1,633	31,057	—	28,275
Equity in income of consolidated subsidiaries accounted for under the equity method	60,505	54,379	—	(114,884)	—

NET INCOME	53,452	60,505	54,638	(114,884)	53,711
Net income attributed to noncontrolling interest	—	—	(259)	—	(259)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$53,452	$60,505	$54,379	$(114,884)	$53,452

COMPREHENSIVE INCOME (LOSS)	$(10,587)	$(3,534)	$(651)	$4,444	$(10,328)
Comprehensive income attributed to noncontrolling interest	—	—	(259)	—	(259)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$(10,587)	$(3,534)	$(910)	$4,444	$(10,587)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of March 31, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$161,886	$223,728	$—	$385,614
Restricted cash	—	100	654,535	—	654,635
Receivables, less allowance for credit losses	—	1,604,978	10,751,025	—	12,356,003
Affiliated accounts and notes receivable	3,067,826	1,738,425	1,388,991	(6,181,240)	14,002
Equipment on operating leases, net	—	1,245,124	289,675	—	1,534,799
Equipment held for sale	—	131,363	16,586	—	147,949
Investments in consolidated subsidiaries accounted for under the equity method	1,895,666	2,203,006	—	(4,098,672)	—
Goodwill and intangible assets, net	—	89,604	28,525	—	118,129
Other assets	20,268	92,670	47,209	(4,868)	155,279

TOTAL	$4,983,760	$7,267,156	$13,400,274	$(10,284,780)	$15,366,410

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$750,000	$2,323	$3,791,552	$—	$4,543,875
Accounts payable and other accrued liabilities	293,613	2,169,110	935,866	(2,668,477)	730,112
Affiliated debt	—	3,198,010	927,745	(3,517,631)	608,124
Long-term debt	2,450,315	2,047	5,542,105	—	7,994,467

Total liabilities	3,493,928	5,371,490	11,197,268	(6,186,108)	13,876,578
Stockholder's equity	1,489,832	1,895,666	2,203,006	(4,098,672)	1,489,832

TOTAL	$4,983,760	$7,267,156	$13,400,274	$(10,284,780)	$15,366,410

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(87,241)	$2,225	$117,308	$176,325	$208,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(2,721,751)	(2,774,945)	2,180,913	(3,315,783)
Collections of receivables	—	2,963,338	2,761,749	(2,180,292)	3,544,795
Change in restricted cash	—	—	192,959	—	192,959
Purchase of equipment on operating leases, net	—	(166,070)	6,198	—	(159,872)
Disposal of property and equipment	—	21	—	—	21

Net cash from (used in) investing activities	—	75,538	185,961	621	262,120

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(122,818)	64,208	(176,946)	(235,556)
Net change in indebtedness	102,241	(18,402)	(205,426)	—	(121,587)
Dividends paid to CNH Industrial America LLC	(15,000)	—	—	—	(15,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	—	—	(551)	—	(551)
Redemption of preferred stock	—	—	(60,416)	—	(60,416)

Net cash from (used in) financing activities	87,241	(141,220)	(202,185)	(176,946)	(433,110)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(63,457)	101,084	—	37,627
CASH AND CASH EQUIVALENTS:
Beginning of year	—	225,343	122,644	—	347,987

End of year	$—	$161,886	$223,728	$—	$385,614

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Three Months Ended March 31, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$1,716	$46,809	$—	$48,525
Interest income on wholesale notes	—	(271)	15,772	—	15,501
Interest and other income from affiliates	22,043	53,154	94,340	(62,187)	107,350
Rental income on operating leases	—	22,228	14,254	—	36,482
Other income	—	33,807	2,054	(22,731)	13,130

Total revenues	22,043	110,634	173,229	(84,918)	220,988

EXPENSES
Interest expense:
Interest expense to third parties	29,876	(3,772)	35,496	—	61,600
Interest expense to affiliates	—	53,467	10,248	(62,187)	1,528

Total interest expense	29,876	49,695	45,744	(62,187)	63,128

Administrative and operating expenses:
Fees charged by affiliates	—	10,767	25,331	(22,731)	13,367
Provision (benefit) for credit losses, net	—	(4,170)	5,630	—	1,460
Depreciation of equipment on operating leases	—	18,103	12,045	—	30,148
Other expenses	—	12,016	(1,005)	—	11,011

Total administrative and operating expenses	—	36,716	42,001	(22,731)	55,986

Total expenses	29,876	86,411	87,745	(84,918)	119,114

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(7,833)	24,223	85,484	—	101,874
Income tax provision (benefit)	(2,994)	8,642	29,159	—	34,807
Equity in income of consolidated subsidiaries accounted for under the equity method	71,578	55,997	—	(127,575)	—

NET INCOME	66,739	71,578	56,325	(127,575)	67,067
Net income attributed to noncontrolling interest	—	—	(328)	—	(328)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$66,739	$71,578	$55,997	$(127,575)	$66,739

COMPREHENSIVE INCOME	$42,196	$47,035	$35,556	$(82,263)	$42,524
Comprehensive income attributed to noncontrolling interest	—	—	(328)	—	(328)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$42,196	$47,035	$35,228	$(82,263)	$42,196

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$88,648	$(15,170)	$263,205	$(61,938)	$274,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(3,678,982)	(4,009,027)	3,240,948	(4,447,061)
Collections of receivables	—	3,993,572	3,121,741	(3,240,855)	3,874,458
Change in restricted cash	—	—	120,726	—	120,726
Purchase of equipment on operating leases, net	—	(81,935)	(7,610)	—	(89,545)
Expenditures for property and equipment	—	(5)	—	—	(5)

Net cash from (used in) investing activities	—	232,650	(774,170)	93	(541,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(339,836)	23,284	61,845	(254,707)
Net change in indebtedness	1,352	(26,030)	128,498	—	103,820
Dividends paid to CNH Industrial America LLC	(90,000)	—	—	—	(90,000)

Net cash from (used in) financing activities	(88,648)	(365,866)	151,782	61,845	(240,887)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(148,386)	(359,183)	—	(507,569)
CASH AND CASH EQUIVALENTS:
Beginning of year	—	308,507	389,101	—	697,608

End of year	$—	$160,121	$29,918	$—	$190,039

NOTE 12: SUBSEQUENT EVENTS

        On May 6, 2015, the Company, through a bankruptcy-remote trust, priced $999,645 of amortizing, asset-backed notes secured by U.S. retail loan contracts, which is scheduled to close on May 13, 2015, subject to customary closing conditions.

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

Trends and Economic Conditions

        Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended March 31, 2015, CNH Industrial's Agricultural Equipment net sales decreased 30.5% compared to the three months ended March 31, 2014. CNH Industrial's Construction Equipment net sales decreased 22.2% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

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

        Net income attributable to CNH Industrial Capital LLC was $53.5 million for the three months ended March 31, 2015, compared to $66.7 million for the three months ended March 31, 2014. Net income decreased primarily due to a reduction in net interest margin and higher depreciation costs associated with the operating lease portfolio. At each of March 31, 2015, December 31, 2014, and March 31, 2014, the receivables balance greater than 30 days past due as a percentage of managed receivables was 0.4%.

        Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, capital market disruptions, trade agreements and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America's and our results.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

        Revenues for the three months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	2015	2014	$ Change	% Change
Interest income on retail notes and finance leases	$49,123	$48,525	$598	1.2%
Interest income on wholesale notes	18,932	15,501	3,431	22.1
Interest and other income from affiliates	104,154	107,350	(3,196)	(3.0)
Rental income on operating leases	48,808	36,482	12,326	33.8
Other income	4,569	13,130	(8,561)	(65.2)

Total revenues	$225,586	$220,988	$4,598	2.1%

        Revenues totaled $225.6 million for the three months ended March 31, 2015 compared to $221.0 million for the same period in 2014. A higher average portfolio primarily drove the year-over-year increase, partially offset by a decrease in our average yield. The average yield for the managed receivables was 5.0% and 5.5% for the three months ended March 31, 2015 and 2014, respectively.

        Interest income on retail notes and finance leases for the three months ended March 31, 2015 was $49.1 million, representing an increase of $0.6 million from the three months ended March 31, 2014. The increase was primarily due to the favorable impacts of $0.3 million from higher average earning assets and $0.3 million from higher interest rates.

        Interest income on wholesale notes for the three months ended March 31, 2015 was $18.9 million, representing an increase of $3.4 million from the three months ended March 31, 2014. The increase was primarily due to the favorable impact from higher average earning assets.

        Interest and other income from affiliates for the three months ended March 31, 2015 was $104.2 million compared to $107.3 million for the three months ended March 31, 2014. Compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $50.9 million and $59.5 million for the three months ended March 31, 2015 and 2014, respectively. The decrease was primarily due to lower volumes. For the three months ended March 31, 2015, compensation from CNH Industrial North America for wholesale marketing programs was $37.7 million, a decrease of $0.1 million from the same period in 2014. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $15.6 million and $10.0 million for the three months ended March 31, 2015 and 2014, respectively. The increase was primarily due to higher originations.

        Rental income on operating leases for the three months ended March 31, 2015 was $48.8 million, representing an increase of $12.3 million from the same period in 2014. The increase was due to a $13.7 million favorable impact from higher average earning assets, partially offset by a $1.4 million unfavorable impact from lower rates.

        Other income for the three months ended March 31, 2015 was $4.6 million, representing a decrease of $8.5 million from the three months ended March 31, 2014. The decrease was largely due to the sale of our commercial revolving account portfolio ("CRA") to Citibank, N.A. and certain of its affiliates.

Expenses

        Expenses for the three months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	2015	2014	$ Change	% Change
Total interest expense	$74,694	$63,128	$11,566	18.3%
Fees charged by affiliates	12,873	13,367	(494)	(3.7)
Provision for credit losses, net	3,961	1,460	2,501	171.3
Depreciation of equipment on operating leases	44,573	30,148	14,425	47.8
Other expenses	7,499	11,011	(3,512)	(31.9)

Total expenses	$143,600	$119,114	$24,486	20.6%

        Interest expense totaled $74.7 million for the three months ended March 31, 2015 compared to $63.1 million for the same period in 2014. The increase was due to the unfavorable impacts of $7.9 million from higher average total debt and $3.7 million from higher average interest rates.

        The provision for credit losses was $4.0 million for the three months ended March 31, 2015 compared to $1.5 million for the same period in 2014. Included in the net provision for the three months ended March 31, 2014 were collections from certain customers previously identified as impaired.

        Depreciation of equipment on operating leases increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to a higher operating lease portfolio.

        The effective tax rate for the three months ended March 31, 2015 was 34.5%, relatively flat compared to the effective tax rate of 34.2% for the three months ended March 31, 2014.

Receivables and Equipment on Operating Leases Originated and Held

        Receivables and equipment on operating lease originations for the three months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	2015	2014	$ Change	% Change
Retail receivables	$821,250	$964,213	$(142,963)	(14.8)%
Wholesale receivables	2,494,533	3,290,091	(795,558)	(24.2)
Other receivables	—	181,730	(181,730)	(100.0)
Equipment on operating leases	245,323	152,688	92,635	60.7

Total originations	$3,561,106	$4,588,722	$(1,027,616)	(22.4)%

        Retail and wholesale originations decreased in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to a decrease in unit sales of CNH Industrial North America equipment. The increase in equipment on operating lease originations for 2015 compared to 2014 was primarily due to an increased customer preference for leasing programs.

        Total receivables and equipment on operating leases held as of March 31, 2015, December 31, 2014 and March 31, 2014 were as follows (dollars in thousands):

	March 31, 2015	December 31, 2014	March 31, 2014
Retail receivables	$8,399,420	$8,745,923	$8,422,381
Wholesale receivables	4,049,660	4,138,646	4,117,478
Other receivables	—	—	233,010
Equipment on operating leases	1,534,799	1,458,325	1,025,416

Total receivables and equipment on operating leases	$13,983,879	$14,342,894	$13,798,285

        The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.6%, 0.6% and 0.5% at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. At those same dates, the total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $34.3 million, $22.8 million and $26.4 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Total wholesale receivables on nonaccrual status were $47.9 million, $61.0 million and $37.6 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

        Total receivable write-off amounts and recoveries, by product, for the three months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	2015	2014
Write-offs:
Retail	$5,669	$2,370
Wholesale	121	251
Other	—	1,224

Total write-offs	5,790	3,845

Recoveries:
Retail	(432)	(581)
Wholesale	(7)	(49)
Other	—	(536)

Total recoveries	(439)	(1,166)

Write-offs, net of recoveries:
Retail	5,237	1,789
Wholesale	114	202
Other	—	688

Total write-offs, net of recoveries	$5,351	$2,679

        Our allowance for credit losses on all receivables financed totaled $93.1 million at March 31, 2015, $95.5 million at December 31, 2014 and $100.4 million at March 31, 2014. The decrease in the allowance for credit losses from March 31, 2014 to March 31, 2015 was primarily due to the sale of our CRA portfolio. The level of the allowance is based on quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, collateral value and credit risk quality. We believe our allowance is sufficient to provide for losses in our receivable portfolio as of March 31, 2015.

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

        In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity and capital needs. We have accessed the unsecured bond market in order to add more diversity to our funding sources. As of March 31, 2015, our outstanding unsecured senior notes totaled $2.9 billion. We expect continued changes to our funding profile, with less reliance on the securitization market, as costs and terms of accessing the unsecured bond market continue to improve.

Cash Flows

        For the three months ended March 31, 2015 and 2014, our cash flows were as follows (dollars in thousands):

	2015	2014
	(in thousands)
Cash flows from (used in):
Operating activities	$208,617	$274,745
Investing activities	262,120	(541,427)
Financing activities	(433,110)	(240,887)

Net cash increase (decrease)	$37,627	$(507,569)

        Operating activities in the three months ended March 31, 2015 generated cash of $209 million, resulting primarily from net income of $54 million, adjusted by depreciation and amortization of $45 million, deferred income tax expense of $45 million and cash from changes in working capital of $61 million. The decrease in cash provided by operating activities for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to a $95 million decrease in working capital and a $13 million decrease in net income, partially offset by $14 million in higher depreciation expense and an increase in deferred income tax expense of $25 million.

        Investing activities in the three months ended March 31, 2015 generated cash of $262 million, resulting primarily from a net growth in receivables of $229 million, a decrease in restricted cash of $193 million and proceeds from the sale of equipment on operating leases of $85 million, partially offset by $245 million in expenditures for equipment on operating leases. The decrease in cash used by investing activities for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to an $802 million net decrease in receivables acquired.

        Financing activities in the three months ended March 31, 2015 used cash of $433 million, resulting primarily from net cash paid on affiliated debt and long-term debt of $236 million and $122 million, respectively, $60 million redemption of preferred stock and a $15 million dividend paid to CNH Industrial America. The increase in cash used in financing activities in the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to a $220 million increase in net cash paid on long-term debt and the $60 million redemption of preferred stock of subsidiary, partially offset by lower dividends of $75 million paid to CNH Industrial America.

Securitization

        CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost-effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Industrial Capital has completed public and private issuances of asset-backed securities in both the U.S. and Canada and, as of March 31, 2015, the amounts outstanding were approximately $6.9 billion.

Committed Asset-Backed Facilities

        CNH Industrial Capital has committed asset-backed facilities with several banks, primarily through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $2.9 billion at March 31, 2015, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At March 31, 2015, approximately $0.5 billion of funding was available for use under these facilities.

Unsecured Funding

        As of March 31, 2015, we had outstanding unsecured senior notes of $750 million at an annual fixed rate of 3.875% due 2015, $500 million at an annual fixed rate of 6.250% due 2016, $500 million at an annual fixed rate of 3.250% due 2017, $600 million at an annual fixed rate of 3.625% due 2018, and $500 million at an annual fixed rate of 3.375% due 2019.

        As of March 31, 2015, we had a $250 million, unsecured facility with a final maturity in July 2016, consisting of a $150 million term loan and a $100 million revolving credit facility, which was fully drawn.

        As of March 31, 2015, we had available a $250 million, unsecured credit facility with a consortium of banks, with a final maturity in June 2017.

        On March 11, 2015, we entered into a $100 million unsecured term loan with a final maturity date in March 2018.

Affiliate Sources

        CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various on-book assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. At March 31, 2015, affiliated debt was $608 million, down from $862 million at December 31, 2014.

Equity Position

        Our equity position also supports our capabilities to access various funding sources. Our stockholder's equity at March 31, 2015 and December 31, 2014 was $1.5 billion and $1.6 billion, respectively.

        During the three months ended March 31, 2015, CNH Industrial Capital LLC paid a cash dividend of $15 million to CNH Industrial America and CNH Industrial Capital Canada paid a cash dividend on preferred stock of C$0.7 million ($0.6 million) to CNH Industrial Canada Ltd. In addition, CNH Industrial Capital Canada redeemed all of its outstanding preferred stock for C$77 million ($60 million).

Liquidity

        The majority of CNH Industrial Capital's debt is self-liquidating from the cash generated by the underlying amortizing receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset-backed facilities until being refinanced in the term ABS market or with other third-party debt. New wholesale receivables are typically financed through a master trust and funded by variable funding notes or on a term basis. Our liquidity available for use as of March 31, 2015 is as follows (dollars in thousands):

2015
Cash, cash equivalents and restricted cash	$1,040,249
Committed asset-backed facilities	2,914,512
Committed unsecured facilities	350,000

Total cash and facilities	4,304,761
Less: restricted cash	(654,635)
Less: facilities utilization	(2,499,231)

Total available for use	$1,150,895

        The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

        In connection with a limited number of funding transactions, we provide financial guarantees to various parties on behalf of certain foreign financial services subsidiaries of CNHI for approximately $215.5 million as of March 31, 2015.

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

Critical Accounting Policies and Estimates

        See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2014 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended March 31, 2015.

New Accounting Pronouncements

        In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest ("ASU 2015-03"). ASU 2015-03 is intended to simplify the presentation of debt issuance costs. The new standard requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods ending after December 15, 2015. We do not believe the adoption of this standard will have a material impact on our financial position or results of operations.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2015. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital's financial position or results of operations.

Item 1A.    Risk Factors

        See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the three months ended March 31, 2015.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit		Description
12.1		Statement regarding computation of ratio of earnings to fixed charges.
31.1		Certifications of President Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification required by Exchange Act Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Changes in Stockholder's Equity for the three months ended March 31, 2015 and 2014 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: May 7, 2015	By:	/s/ BRETT D. DAVIS
		Name:	Brett D. Davis
		Title:	Chairman and President