Form 10-Q
period 2015-06-30
CNH Industrial Capital LLC
filed 2015-08-03
CIK 1552493

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No*

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

        As of June 30, 2015, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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
This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Interest income on retail notes and finance leases	$53,028	$51,091	$102,151	$99,616
Interest income on wholesale notes	20,453	17,326	39,385	32,827
Interest and other income from affiliates	101,494	111,749	205,648	219,099
Rental income on operating leases	52,178	39,721	100,986	76,203
Other income	7,388	13,877	11,957	27,007

Total revenues	234,541	233,764	460,127	454,752

EXPENSES
Interest expense:
Interest expense to third parties	65,056	62,774	128,893	124,374
Interest expense to affiliates	6,456	7,895	17,313	9,423

Total interest expense	71,512	70,669	146,206	133,797

Administrative and operating expenses:
Fees charged by affiliates	12,006	12,964	24,879	26,331
Provision for credit losses, net	7,176	5,928	11,137	7,388
Depreciation of equipment on operating leases	46,099	33,403	90,672	63,551
Other expenses	9,157	9,540	16,656	20,551

Total administrative and operating expenses	74,438	61,835	143,344	117,821

Total expenses	145,950	132,504	289,550	251,618

INCOME BEFORE TAXES	88,591	101,260	170,577	203,134
Income tax provision	30,673	32,598	58,948	67,405

NET INCOME	57,918	68,662	111,629	135,729
Net income attributed to noncontrolling interest	—	(334)	(259)	(662)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$57,918	$68,328	$111,370	$135,067

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET INCOME	$57,918	$68,662	$111,629	$135,729
Other comprehensive income (loss):
Foreign currency translation adjustment	18,471	23,409	(44,597)	(1,638)
Pension liability adjustment	64	67	173	157
Change in unrealized gains on retained interests	—	—	—	(244)
Change in derivative financial instruments	514	805	(566)	1,463

Total other comprehensive income (loss)	19,049	24,281	(44,990)	(262)

COMPREHENSIVE INCOME (LOSS)	76,967	92,943	66,639	135,467
Less: comprehensive income attributable to noncontrolling interest	—	(334)	(259)	(662)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$76,967	$92,609	$66,380	$134,805

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(Dollars in thousands)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$412,773	$347,987
Restricted cash	614,936	858,825
Receivables, less allowance for credit losses of $96,953 and $95,542, respectively	12,276,196	12,789,027
Affiliated accounts and notes receivable	49,702	58,731
Equipment on operating leases, net	1,658,124	1,458,325
Equipment held for sale	173,876	129,700
Goodwill	110,968	112,851
Other intangible assets, net	7,801	8,355
Other assets	73,960	145,764

TOTAL	$15,378,336	$15,909,565

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,579,772	$4,632,208
Accounts payable and other accrued liabilities	705,835	645,941
Affiliated debt	—	862,445
Long-term debt	8,525,750	8,193,039

Total liabilities	13,811,357	14,333,633

Commitments and contingent liabilities (Note 10)
Stockholder's equity:
Member's capital	—	—
Paid-in capital	843,625	843,250
Accumulated other comprehensive income (loss)	(94,918)	(49,928)
Retained earnings	818,272	746,758

Total CNH Industrial Capital LLC stockholder's equity	1,566,979	1,540,080
Noncontrolling interest	—	35,852

Total stockholder's equity	1,566,979	1,575,932

TOTAL	$15,378,336	$15,909,565

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

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

	June 30, 2015	December 31, 2014
Restricted cash	$614,835	$858,725
Receivables, less allowance for credit losses of $81,667 and $78,960, respectively	9,215,112	9,266,204
Equipment on operating leases, net	—	83,195

TOTAL	$9,829,947	$10,208,124

Short-term debt (including current maturities of long-term debt)	$3,829,772	$3,853,058
Long-term debt	5,478,796	5,839,213

TOTAL	$9,308,568	$9,692,271

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111,629	$135,729
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	90,690	63,571
Amortization of intangibles	603	510
Provision for credit losses, net	11,137	7,388
Deferred income tax expense (benefit)	42,198	(6,763)
Stock compensation expense	375	440
Changes in components of working capital:
Change in affiliated accounts and notes receivables	8,303	97,842
Change in other assets and equipment held for sale	73,791	51,146
Change in accounts payable and other accrued liabilities	26,204	27,701

Net cash from (used in) operating activities	364,930	377,564

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(6,732,217)	(9,465,506)
Collections of receivables	7,097,962	8,231,504
Change in restricted cash	236,291	175,894
Purchase of equipment on operating leases	(498,693)	(388,889)
Proceeds from disposal of equipment on operating leases	141,983	138,248
Capital expenditures for property and equipment and software	(49)	(20)

Net cash from (used in) investing activities	245,277	(1,308,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	1,017,264	1,192,548
Payment of affiliated debt	(1,879,709)	(1,009,605)
Proceeds from issuance of long-term debt	2,760,549	2,915,590
Payment of long-term debt	(2,367,558)	(2,260,292)
Change in short-term borrowings, net	—	(355,951)
Dividends paid to CNH Industrial America LLC	(15,000)	(90,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	(551)	—
Redemption of preferred stock of subsidiary	(60,416)	—

Net cash from (used in) financing activities	(545,421)	392,290

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,786	(538,915)
CASH AND CASH EQUIVALENTS
Beginning of period	347,987	697,608

End of period	$412,773	$158,693

CASH PAID DURING THE PERIOD FOR INTEREST	$147,125	$129,244

CASH PAID DURING THE PERIOD FOR TAXES	$11,527	$20,790

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

	Company Stockholder
	Member's Capital	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non- Controlling Interest	Total
BALANCE—January 1, 2014	$—	$842,182	$6,072	$603,735	$58,428	$1,510,417
Net income	—	—	—	135,067	662	135,729
Dividend paid to CNH Industrial America LLC	—	—	—	(90,000)	—	(90,000)
Foreign currency translation adjustment	—	—	(1,638)	—	—	(1,638)
Stock compensation	—	440	—	—	—	440
Pension liability adjustment, net of tax	—	—	157	—	—	157
Change in unrealized gain on retained interests, net of tax	—	—	(244)	—	—	(244)
Change in derivative financial instruments, net of tax	—	—	1,463	—	—	1,463

BALANCE—June 30, 2014	$—	$842,622	$5,810	$648,802	$59,090	$1,556,324

BALANCE—January 1, 2015	$—	$843,250	$(49,928)	$746,758	$35,852	$1,575,932
Net income	—	—	—	111,370	259	111,629
Dividends paid to CNH Industrial America LLC	—	—	—	(15,000)	—	(15,000)
Preferred dividend paid to CNH Industrial Canada Ltd	—	—	—	—	(551)	(551)
Redemption of preferred stock of subsidiary	—	—	—	(24,856)	(35,560)	(60,416)
Foreign currency translation adjustment	—	—	(44,597)	—	—	(44,597)
Stock compensation	—	375	—	—	—	375
Pension liability adjustment, net of tax	—	—	173	—	—	173
Change in derivative financial instruments, net of tax	—	—	(566)	—	—	(566)

BALANCE—June 30, 2015	$—	$843,625	$(94,918)	$818,272	$—	$1,566,979

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

        Effective October 24, 2014, CNH Industrial Capital closed on a series of agreements with Citibank, N.A. and certain affiliates of Citibank, N.A. (together, "Citi"), pursuant to which Citi acquired CNH Industrial Capital's portfolio of commercial revolving accounts ("CRA") receivables. Pursuant to these agreements, Citi offers a private-label CRA product through CNH Industrial dealers in North America.

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. On July 9, 2015, the FASB approved a one-year deferral and the option to adopt early. The guidance can be applied retrospectively to each prior reporting period present (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations and cash flows.

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

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest ("ASU 2015-03"). ASU 2015-03 is intended to simplify the presentation of debt issuance costs. The new standard requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015. The Company does not

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended June 30, 2015:

	Currency Translation Adjustment	Pension Liability	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$(106,128)	$(6,261)	$(5,438)	$(117,827)
Tax asset (liability)	—	2,286	1,574	3,860

Beginning balance, net of tax	(106,128)	(3,975)	(3,864)	(113,967)
Other comprehensive income (loss) before reclassifications	18,471	(81)	276	18,666
Amounts reclassified from accumulated other comprehensive income (loss)	—	183	469	652
Tax effects	—	(38)	(231)	(269)

Net current-period other comprehensive income (loss)	18,471	64	514	19,049

BALANCE at June 30, 2015	$(87,657)	$(3,911)	$(3,350)	$(94,918)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the six months ended June 30, 2015:

	Currency Translation Adjustment	Pension Liability	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$(43,060)	$(6,425)	$(4,099)	$(53,584)
Tax asset (liability)	—	2,341	1,315	3,656

Beginning balance, net of tax	(43,060)	(4,084)	(2,784)	(49,928)
Other comprehensive income (loss) before reclassifications	(44,597)	(100)	(2,518)	(47,215)
Amounts reclassified from accumulated other comprehensive income (loss)	—	366	1,924	2,290
Tax effects	—	(93)	28	(65)

Net current-period other comprehensive income (loss)	(44,597)	173	(566)	(44,990)

BALANCE at June 30, 2015	$(87,657)	$(3,911)	$(3,350)	$(94,918)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended June 30, 2014:

	Currency Translation Adjustment	Pension Liability	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$(10,285)	$(5,751)	$(6,811)	$(22,847)
Tax asset (liability)	—	2,099	2,277	4,376

Beginning balance, net of tax	(10,285)	(3,652)	(4,534)	(18,471)
Other comprehensive income (loss) before reclassifications	23,409	—	(222)	23,187
Amounts reclassified from accumulated other comprehensive income (loss)	—	108	1,503	1,611
Tax effects	—	(41)	(476)	(517)

Net current-period other comprehensive income (loss)	23,409	67	805	24,281

BALANCE at June 30, 2014	$13,124	$(3,585)	$(3,729)	$5,810

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the six months ended June 30, 2014:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$14,762	$(5,891)	$388	$(7,855)	$1,404
Tax asset (liability)	—	2,149	(144)	2,663	4,668

Beginning balance, net of tax	14,762	(3,742)	244	(5,192)	6,072
Other comprehensive income (loss) before reclassifications	(1,638)	—	—	(529)	(2,167)
Amounts reclassified from accumulated other comprehensive income (loss)	—	248	(388)	2,854	2,714
Tax effects	—	(91)	144	(862)	(809)

Net current-period other comprehensive income (loss)	(1,638)	157	(244)	1,463	(262)

BALANCE at June 30, 2014	$13,124	$(3,585)	$—	$(3,729)	$5,810

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The reclassifications out of AOCI and the location on the consolidated statements of income for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	Affected Line Item
Amortization of defined benefit pension items:
	$(183)	$(108)	$(366)	$(248)	Insignificant items

	(183)	(108)	(366)	(248)	Income before taxes
	67	41	128	91	Income tax benefit

	$(116)	$(67)	$(238)	$(157)	Net of tax

Unrealized gains on retained interests:
	$—	$—	$—	$388	Insignificant items

	—	—	—	388	Income before taxes
	—	—	—	(144)	Income tax provision

	$—	$—	$—	$244	Net of tax

Unrealized losses on derivatives:
	$(469)	$(1,503)	$(1,924)	$(2,854)	Interest expense to third parties

	(469)	(1,503)	(1,924)	(2,854)	Income before taxes
	156	536	639	1,003	Income tax benefit

	$(313)	$(967)	$(1,285)	$(1,851)	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

        A summary of receivables included in the consolidated balance sheets as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
Retail note receivables	$621,947	$902,016
Wholesale receivables	909,077	984,832
Finance lease receivables	36,848	43,061
Restricted receivables	10,805,277	10,954,660

Gross receivables	12,373,149	12,884,569
Less
Allowance for credit losses	(96,953)	(95,542)

Total receivables, net	$12,276,196	$12,789,027

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

        The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Retail note receivables	$7,763,669	$7,798,882
Wholesale receivables	3,041,608	3,153,814
Finance lease receivables	—	1,964

Total	$10,805,277	$10,954,660

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

        Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is determined to be probable that all amounts due will not be collected

        The Company's allowance for credit losses is segregated into two portfolio segments: retail and wholesale. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The retail segment includes retail notes and finance lease receivables. The wholesale segment includes wholesale financing to CNH Industrial North America

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

dealers. Prior to sale of its CRA portfolio to Citi, there was a third segment called other, which included the Company's CRA portfolio.

        Further, the Company evaluates its portfolio segments by class of receivable: United States and Canada. Typically, the Company's receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. These classes align with management reporting.

        Allowance for credit losses activity for the three months ended June 30, 2015 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$86,472	$6,605	$93,077
Charge-offs	(4,045)	(135)	(4,180)
Recoveries	698	7	705
Provision	7,432	(256)	7,176
Foreign currency translation and other	122	53	175

Ending balance	$90,679	$6,274	$96,953

        Allowance for credit losses activity for the six months ended June 30, 2015 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$88,697	$6,845	$95,542
Charge-offs	(9,714)	(256)	(9,970)
Recoveries	1,130	14	1,144
Provision	11,377	(240)	11,137
Foreign currency translation and other	(811)	(89)	(900)

Ending balance	$90,679	$6,274	$96,953

Ending balance: individually evaluated for impairment	$17,591	$2,533	$20,124

Ending balance: collectively evaluated for impairment	$73,088	$3,741	$76,829

Receivables:
Ending balance	$8,422,464	$3,950,685	$12,373,149

Ending balance: individually evaluated for impairment	$116,547	$48,427	$164,974

Ending balance: collectively evaluated for impairment	$8,305,917	$3,902,258	$12,208,175

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

        Platinum—Customers from whom the Company expects minimal, if any, collection or loss activity.

        Gold, Silver, Bronze—Customers defined as those with the potential for collection or loss activity.

        A breakdown of the retail portfolio by the customer's risk grade at the time of origination as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
Titanium	$4,710,279	$4,866,060
Platinum	2,285,267	2,386,558
Gold	1,198,091	1,254,335
Silver	196,116	207,682
Bronze	32,711	31,288

Total	$8,422,464	$8,745,923

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

        A breakdown of the wholesale portfolio by its credit quality indicators as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
A	$1,687,122	$2,117,160
B	1,718,002	1,572,953
C	389,098	315,825
D	156,463	132,708

Total	$3,950,685	$4,138,646

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        The aging of receivables as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$26,322	$12,063	$19,075	$57,460	$7,078,787	$7,136,247	$3,786
Canada	$5,413	$2,611	$780	$8,804	$1,277,413	$1,286,217	$462
Wholesale
United States	$269	$45	$21	$335	$3,220,713	$3,221,048	$—
Canada	$93	$2	$164	$259	$729,378	$729,637	$—
Total
Retail	$31,735	$14,674	$19,855	$66,264	$8,356,200	$8,422,464	$4,248
Wholesale	$362	$47	$185	$594	$3,950,091	$3,950,685	$—

	December 31, 2014
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$27,846	$8,584	$15,884	$52,314	$7,296,162	$7,348,476	$5,480
Canada	$2,721	$268	$397	$3,386	$1,394,061	$1,397,447	$171
Wholesale
United States	$882	$52	$110	$1,044	$3,359,183	$3,360,227	$86
Canada	$181	$—	$3	$184	$778,235	$778,419	$2
Total
Retail	$30,567	$8,852	$16,281	$55,700	$8,690,223	$8,745,923	$5,651
Wholesale	$1,063	$52	$113	$1,228	$4,137,418	$4,138,646	$88

        Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of June 30, 2015 and December 31,

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

2014, the Company's recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	June 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Retail
United States	$61,902	$61,453	$—	$23,420	$23,164	$—
Canada	$4,765	$4,710	$—	$960	$954	$—
Wholesale
United States	$24,791	$24,791	$—	$—	$—	$—
Canada	$—	$—	$—	$11,790	$11,790	$—
With an allowance recorded
Retail
United States	$48,849	$47,500	$17,323	$31,945	$31,029	$12,607
Canada	$1,031	$1,011	$268	$466	$459	$129
Wholesale
United States	$10,072	$10,035	$1,203	$45,868	$45,623	$2,220
Canada	$13,564	$13,559	$1,330	$14,639	$14,639	$1,109
Total
Retail	$116,547	$114,674	$17,591	$56,791	$55,606	$12,736
Wholesale	$48,427	$48,385	$2,533	$72,297	$72,052	$3,329

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the three months ended June 30, 2015 and 2014, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a four-month average) and the related interest income recognized are as follows:

	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$58,704	$839	$13,683	$120
Canada	$4,832	$95	$—	$—
Wholesale
United States	$23,018	$372	$7,986	$129
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$48,889	$153	$27,273	$73
Canada	$1,034	$—	$1,963	$30
Wholesale
United States	$10,379	$169	$25,891	$125
Canada	$14,130	$153	$28,591	$130
Total
Retail	$113,459	$1,087	$42,919	$223
Wholesale	$47,527	$694	$62,468	$384

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the six months ended June 30, 2015 and 2014, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a seven-month average) and the related interest income recognized are as follows:

	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$58,457	$1,609	$13,717	$222
Canada	$4,884	$190	$—	$—
Wholesale
United States	$25,039	$369	$8,554	$222
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$46,829	$191	$27,920	$774
Canada	$1,042	$3	$1,857	$75
Wholesale
United States	$9,940	$323	$24,747	$242
Canada	$14,036	$269	$28,916	$351
Total
Retail	$111,212	$1,993	$43,494	$1,071
Wholesale	$49,015	$961	$62,217	$815

        Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015			December 31, 2014
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$45,223	$10,035	$55,258	$22,512	$45,623	$68,135
Canada	$1,039	$13,559	$14,598	$280	$15,368	$15,648

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

        As of June 30, 2015, the Company had approximately 622 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $18,149 and the post-modification value was $16,773. A court has determined the concession in 344 of these cases. The pre-modification value of these contracts was $5,857 and the post-modification value was $4,826. As of June 30, 2014, the Company had approximately 715 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $15,715 and the post-modification value was $13,765. A court has determined the concession in 475 of these cases. The pre-modification value of these contracts was $8,648 and the post-modification value was $7,072. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease receivable contracts that were modified in a TDR during the previous 12 months ended June 30, 2015 and 2014.

        As of June 30, 2015 and 2014, the Company's wholesale TDRs were immaterial.

NOTE 5: DEBT

        On May 13, 2015, the Company, through a bankruptcy-remote trust, issued $999,645 of amortizing asset-backed notes secured by U.S. retail loan contracts.

        On May 20, 2015 the Company renewed a $500,000 U.S. wholesale committed asset-backed facility, with a maturity date of May 19, 2016.

        On June 26, 2015, the Company completed an offering of $600,000 in aggregate principal amount of its 3.875% unsecured notes due 2018, issued at a price of 99.642%.

        On June 29, 2015, the Company drew $100,000 on an existing revolving credit facility. The loan was repaid on July 6, 2015.

NOTE 6: INCOME TAXES

        The effective tax rates for the three months ended June 30, 2015 and 2014 were 34.6% and 32.2%, respectively. The effective tax rate was 34.6% for the six-month period ended June 30, 2015, compared to 33.2% for the same period in 2014. The increase in the effective rates was due to a favorable discrete tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 6: INCOME TAXES (Continued)

benefit recognized in 2014. The Company's provision for income taxes is based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. The 2015 estimated annual tax rate is expected to be lower than the U.S. federal corporate income tax rate of 35% primarily due to profits in tax jurisdictions with lower rates, including Canada.

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

Interest Rate Derivatives

        The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the six months ended June 30, 2015 and 2014. These amounts are recorded in "Other expenses" in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 49 months. The after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $1,358.

        The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company's committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and six months ended June 30, 2015 and 2014.

        The Company's interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company's interest rate derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company's interest rate derivatives was approximately $2,279,323 and

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

$3,457,267 at June 30, 2015 and December 31, 2014, respectively. The seven-month average notional amounts as of June 30, 2015 and 2014 were $3,117,683 and $2,954,996, respectively.

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

Financial Statement Impact of the Company's Derivatives

        The fair values of the Company's derivatives as of June 30, 2015 and December 31, 2014 in the consolidated balance sheets are recorded as follows:

	June 30, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$1,497	$680
Accounts payable and other accrued liabilities:
Interest rate derivatives	$1,352	$212
Derivatives Not Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$3,206	$6,727
Foreign exchange contracts	—	136

Total	$3,206	$6,863

Accounts payable and other accrued liabilities:
Interest rate derivatives	$3,206	$6,727
Foreign exchange contracts	5	—

Total	$3,211	$6,727

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

        Pre-tax gains (losses) on the consolidated statements of income related to the Company's derivatives for the three and six months ended June 30, 2015 and 2014 are recorded in the following accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion) Interest rate derivatives	$276	$(222)	$(2,518)	$(529)
Reclassified from accumulated other comprehensive income (loss) (effective portion) Interest rate derivatives—Interest expense to third parties	(469)	(1,503)	(1,924)	(2,854)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	5	24	(234)	(126)

Items Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, all of which are classified as Level 2:

	June 30, 2015	December 31, 2014
Assets
Interest rate derivatives	$4,703	$7,407
Foreign exchange contracts	—	136

Total assets	$4,703	$7,543

Liabilities
Interest rate derivatives	$4,558	$6,939
Foreign exchange contracts	5	—

Total liabilities	$4,563	$6,939

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

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

Financial Instruments Not Carried at Fair Value

        The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value *	Carrying Amount	Estimated Fair Value *
Receivables	$12,276,196	$12,251,364	$12,789,027	$12,854,705
Long-term debt	$8,525,750	$8,553,625	$8,193,039	$8,195,209

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

        A summary of the Company's reportable segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
United States	$191,363	$184,235	$374,485	$359,907
Canada	44,234	50,761	87,739	97,277
Eliminations	(1,056)	(1,232)	(2,097)	(2,432)

Total	$234,541	$233,764	$460,127	$454,752

Interest expense
United States	$60,544	$58,095	$124,105	$110,548
Canada	12,024	13,806	24,198	25,681
Eliminations	(1,056)	(1,232)	(2,097)	(2,432)

Total	$71,512	$70,669	$146,206	$133,797

Segment net income
United States	$42,507	$48,465	$83,325	$98,864
Canada	15,411	20,197	28,304	36,865

Total	$57,918	$68,662	$111,629	$135,729

Depreciation and amortization
United States	$37,488	$25,105	$73,849	$47,227
Canada	8,922	8,563	17,444	16,854

Total	$46,410	$33,668	$91,293	$64,081

Expenditures for equipment on operating leases
United States	$198,286	$201,980	$419,365	$333,427
Canada	55,084	34,221	79,328	55,462

Total	$253,370	$236,201	$498,693	$388,889

Provision for credit losses
United States	$6,934	$4,178	$10,124	$5,249
Canada	242	1,750	1,013	2,139

Total	$7,176	$5,928	$11,137	$7,388

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	As of June 30, 2015	As of December 31, 2014
Segment assets
United States	$13,214,282	$13,430,826
Canada	2,559,323	2,693,008
Eliminations	(395,269)	(214,269)

Total	$15,378,336	$15,909,565

Managed receivables
United States	$10,357,295	$10,708,704
Canada	2,015,854	2,175,865

Total	$12,373,149	$12,884,569

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

        The summary of sources included in "Interest and other income from affiliates" in the accompanying consolidated statements of income for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Subsidy received from CNH Industrial North America:
Retail	$48,603	$57,324	$99,489	$116,826
Wholesale	37,151	42,987	74,812	80,812
Operating lease	15,740	11,438	31,347	21,461

Total interest and other income from affiliates	$101,494	$111,749	$205,648	$219,099

        Fees charged by affiliates represent payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: RELATED-PARTY TRANSACTIONS (Continued)

        As of June 30, 2015 and December 31, 2014, the Company had various accounts and notes receivable and debt with the following affiliates:

	June 30, 2015	December 31, 2014
Affiliated receivables from:
CNH Industrial America	$26,706	$39,677
CNH Industrial Canada Ltd.	10,705	6,763
Other affiliates	12,291	12,291

Total affiliated receivables	$49,702	$58,731

Affiliated debt owed to:
CNH Industrial America	$—	$713,230
CNH Industrial Canada Ltd.	—	149,215

Total affiliated debt	$—	$862,445

        Included in "Other Assets" in the accompanying balance sheets were tax receivables due from related parties of $28,415 and $62,515, respectively, as of June 30, 2015 and December 31, 2014. Accounts payable and other accrued liabilities of $27,407 and $5,282, respectively, as of June 30, 2015 and December 31, 2014, were payable to related parties. Interest expense to affiliates was $6,456 and $7,895, respectively, for the three months ended June 30, 2015 and 2014 and $17,313 and $9,423, respectively, for the six months ended June 30, 2015 and 2014.

        In order to utilize the marketing channels for used equipment that exist in CNH Industrial Capital, $19,541 of inventory was transferred from CNH Industrial America at cost at December 31, 2014, of which $13,889 was included in "Equipment held for sale" in the accompanying consolidated balance sheets as of June 30, 2015.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 10: COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees

        The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $261,085. The guarantees are in effect for the term of the underlying funding facilities plus 365 days. The underlying facilities are renewable annually.

Commitments

        The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At June 30, 2015, the total credit limit available was $6,426,349, of which $3,865,974 was utilized.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the "Guarantor Entities"), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Three Months Ended June 30, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$2,353	$50,675	$—	$53,028
Interest income on wholesale notes	—	(176)	20,629	—	20,453
Interest and other income from affiliates	21,576	53,964	85,212	(59,258)	101,494
Rental income on operating leases	—	40,843	11,335	—	52,178
Other income	—	29,254	811	(22,677)	7,388

Total revenues	21,576	126,238	168,662	(81,935)	234,541

EXPENSES
Interest expense:
Interest expense to third parties	32,353	2,884	29,819	—	65,056
Interest expense to affiliates	—	56,042	9,672	(59,258)	6,456

Total interest expense	32,353	58,926	39,491	(59,258)	71,512

Administrative and operating expenses:
Fees charged by affiliates	—	11,443	23,240	(22,677)	12,006
Provision for credit losses, net	—	1,083	6,093	—	7,176
Depreciation of equipment on operating leases	—	36,493	9,606	—	46,099
Other expenses	—	4,751	4,406	—	9,157

Total administrative and operating expenses	—	53,770	43,345	(22,677)	74,438

Total expenses	32,353	112,696	82,836	(81,935)	145,950

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(10,777)	13,542	85,826	—	88,591
Income tax provision (benefit)	(4,154)	5,508	29,319	—	30,673
Equity in income of consolidated subsidiaries accounted for under the equity method	64,541	56,507	—	(121,048)	—

NET INCOME	57,918	64,541	56,507	(121,048)	57,918
Net income attributed to noncontrolling interest	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$57,918	$64,541	$56,507	$(121,048)	$57,918

COMPREHENSIVE INCOME (LOSS)	$76,967	$83,590	$72,697	$(156,287)	$76,967
Comprehensive income attributed to noncontrolling interest	—	—	—	—	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$76,967	$83,590	$72,697	$(156,287)	$76,967

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Six Months Ended June 30, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$2,746	$99,405	$—	$102,151
Interest income on wholesale notes	—	(472)	39,857	—	39,385
Interest and other income from affiliates	45,232	110,646	171,739	(121,969)	205,648
Rental income on operating leases	—	76,402	24,584	—	100,986
Other income	—	54,888	1,648	(44,579)	11,957

Total revenues	45,232	244,210	337,233	(166,548)	460,127

EXPENSES
Interest expense:
Interest expense to third parties	67,477	(567)	61,983	—	128,893
Interest expense to affiliates	—	119,935	19,347	(121,969)	17,313

Total interest expense	67,477	119,368	81,330	(121,969)	146,206

Administrative and operating expenses:
Fees charged by affiliates	—	23,713	45,745	(44,579)	24,879
Provision (benefit) for credit losses, net	—	(578)	11,715	—	11,137
Depreciation of equipment on operating leases	—	69,960	20,712	—	90,672
Other expenses	—	10,446	6,210	—	16,656

Total administrative and operating expenses	—	103,541	84,382	(44,579)	143,344

Total expenses	67,477	222,909	165,712	(166,548)	289,550

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(22,245)	21,301	171,521	—	170,577
Income tax provision (benefit)	(8,569)	7,141	60,376	—	58,948
Equity in income of consolidated subsidiaries accounted for under the equity method	125,046	110,886	—	(235,932)	—

NET INCOME	111,370	125,046	111,145	(235,932)	111,629
Net income attributed to noncontrolling interest	—	—	(259)	—	(259)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$111,370	$125,046	$110,886	$(235,932)	$111,370

COMPREHENSIVE INCOME (LOSS)	$66,380	$80,056	$72,046	$(151,843)	$66,639
Comprehensive income attributed to noncontrolling interest	—	—	(259)	—	(259)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$66,380	$80,056	$71,787	$(151,843)	$66,380

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of June 30, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$125,565	$287,208	$—	$412,773
Restricted cash	—	100	614,836	—	614,936
Receivables, less allowance for credit losses	—	1,526,522	10,749,674	—	12,276,196
Affiliated accounts and notes receivable	3,644,202	1,978,938	1,487,979	(7,061,417)	49,702
Equipment on operating leases, net	—	1,397,891	260,233	—	1,658,124
Equipment held for sale	—	156,714	17,162	—	173,876
Investments in consolidated subsidiaries accounted for under the equity method	1,979,435	2,275,714	—	(4,255,149)	—
Goodwill and intangible assets, net	—	89,373	29,396	—	118,769
Other assets	23,442	(13,605)	69,315	(5,192)	73,960

TOTAL	$5,647,079	$7,537,212	$13,515,803	$(11,321,758)	$15,378,336

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$750,000	$—	$3,829,772	$—	$4,579,772
Accounts payable and other accrued liabilities	283,146	2,210,497	970,334	(2,758,142)	705,835
Affiliated debt	—	3,347,280	961,187	(4,308,467)	—
Long-term debt	3,046,954	—	5,478,796	—	8,525,750

Total liabilities	4,080,100	5,557,777	11,240,089	(7,066,609)	13,811,357
Stockholder's equity	1,566,979	1,979,435	2,275,714	(4,255,149)	1,566,979

TOTAL	$5,647,079	$7,537,212	$13,515,803	$(11,321,758)	$15,378,336

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(683,880)	$(34,139)	$116,113	$966,836	$364,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(5,550,956)	(5,324,652)	4,143,391	(6,732,217)
Collections of receivables	—	5,869,591	5,370,817	(4,142,446)	7,097,962
Change in restricted cash	—	—	236,291	—	236,291
Purchase of equipment on operating leases, net	—	(387,904)	31,194	—	(356,710)
Capital expenditures for property and equipment and software	—	(49)	—	—	(49)

Net cash from (used in) investing activities	—	(69,318)	313,650	945	245,277

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	26,451	78,885	(967,781)	(862,445)
Net change in indebtedness	698,880	(22,772)	(283,117)	—	392,991
Dividends paid to CNH Industrial America LLC	(15,000)	—	—	—	(15,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	—	—	(551)	—	(551)
Redemption of preferred stock of subsidiary	—	—	(60,416)	—	(60,416)

Net cash from (used in) financing activities	683,880	3,679	(265,199)	(967,781)	(545,421)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(99,778)	164,564	—	64,786
CASH AND CASH EQUIVALENTS:
Beginning of period	—	225,343	122,644	—	347,987

End of period	$—	$125,565	$287,208	$—	$412,773

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Three Months Ended June 30, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$3,389	$47,702	$—	$51,091
Interest income on wholesale notes	—	(321)	17,647	—	17,326
Interest and other income from affiliates	21,301	55,401	98,875	(63,828)	111,749
Rental income on operating leases	—	25,350	14,371	—	39,721
Other income	—	36,223	1,911	(24,257)	13,877

Total revenues	21,301	120,042	180,506	(88,085)	233,764

EXPENSES
Interest expense:
Interest expense to third parties	29,076	(508)	34,206	—	62,774
Interest expense to affiliates	—	60,023	11,700	(63,828)	7,895

Total interest expense	29,076	59,515	45,906	(63,828)	70,669

Administrative and operating expenses:
Fees charged by affiliates	—	10,619	26,602	(24,257)	12,964
Provision for credit losses, net	—	2,880	3,048	—	5,928
Depreciation of equipment on operating leases	—	21,389	12,014	—	33,403
Other expenses	—	7,716	1,824	—	9,540

Total administrative and operating expenses	—	42,604	43,488	(24,257)	61,835

Total expenses	29,076	102,119	89,394	(88,085)	132,504

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(7,775)	17,923	91,112	—	101,260
Income tax provision (benefit)	(2,981)	7,105	28,474	—	32,598
Equity in income of consolidated subsidiaries accounted for under the equity method	73,122	62,304	—	(135,426)	—

NET INCOME	68,328	73,122	62,638	(135,426)	68,662
Net income attributed to noncontrolling interest	—	—	(334)	—	(334)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$68,328	$73,122	$62,304	$(135,426)	$68,328

COMPREHENSIVE INCOME	$92,609	$97,403	$83,482	$(180,551)	$92,943
Comprehensive income attributed to noncontrolling interest	—	—	(334)	—	(334)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$92,609	$97,403	$83,148	$(180,551)	$92,609

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Six Months Ended June 30, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$5,105	$94,511	$—	$99,616
Interest income on wholesale notes	—	(592)	33,419	—	32,827
Interest and other income from affiliates	43,344	108,555	193,215	(126,015)	219,099
Rental income on operating leases	—	47,578	28,625	—	76,203
Other income	—	70,030	3,965	(46,988)	27,007

Total revenues	43,344	230,676	353,735	(173,003)	454,752

EXPENSES
Interest expense:
Interest expense to third parties	58,952	(4,280)	69,702	—	124,374
Interest expense to affiliates	—	113,490	21,948	(126,015)	9,423

Total interest expense	58,952	109,210	91,650	(126,015)	133,797

Administrative and operating expenses:
Fees charged by affiliates	—	21,386	51,933	(46,988)	26,331
Provision (benefit) for credit losses, net	—	(1,290)	8,678	—	7,388
Depreciation of equipment on operating leases	—	39,492	24,059	—	63,551
Other expenses	—	19,732	819	—	20,551

Total administrative and operating expenses	—	79,320	85,489	(46,988)	117,821

Total expenses	58,952	188,530	177,139	(173,003)	251,618

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(15,608)	42,146	176,596	—	203,134
Income tax provision (benefit)	(5,975)	15,747	57,633	—	67,405
Equity in income of consolidated subsidiaries accounted for under the equity method	144,700	118,301	—	(263,001)	—

NET INCOME	135,067	144,700	118,963	(263,001)	135,729
Net income attributed to noncontrolling interest	—	—	(662)	—	(662)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$135,067	$144,700	$118,301	$(263,001)	$135,067

COMPREHENSIVE INCOME	$134,805	$144,438	$119,038	$(262,814)	$135,467
Comprehensive income attributed to noncontrolling interest	—	—	(662)	—	(662)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$134,805	$144,438	$118,376	$(262,814)	$134,805

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(408,899)	$(617,000)	$986,700	$416,763	$377,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(7,833,353)	(8,054,568)	6,422,415	(9,465,506)
Collections of receivables	—	8,031,668	6,621,055	(6,421,219)	8,231,504
Change in restricted cash	—	—	175,894	—	175,894
Purchase of equipment on operating leases, net	—	(230,967)	(19,674)	—	(250,641)
Capital expenditures for property and equipment and software	—	(14)	(6)	—	(20)

Net cash from (used in) investing activities	—	(32,666)	(1,277,299)	1,196	(1,308,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	530,205	70,697	(417,959)	182,943
Net change in indebtedness	498,899	(46,403)	(153,149)	—	299,347
Dividends paid to CNH Industrial America LLC	(90,000)	—	—	—	(90,000)

Net cash from (used in) financing activities	408,899	483,802	(82,452)	(417,959)	392,290

DECREASE IN CASH AND CASH EQUIVALENTS	—	(165,864)	(373,051)	—	(538,915)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	308,507	389,101	—	697,608

End of period	$—	$142,643	$16,050	$—	$158,693

NOTE 12: SUBSEQUENT EVENTS

        As of June 30, 2015, the Company had a $250,000 unsecured facility with a final maturity in July 2016, consisting of a $150,000 term loan and a $100,000 revolving credit facility, which was fully drawn. On July 6, 2015, the Company repaid the $100,000 revolving credit facility. On July 8, 2015, the Company terminated the revolving commitment and repaid the $150,000 term loan.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Organization

        We offer a range of financial products and services to the dealers and customers of CNH Industrial North America. The principal products offered are retail financing for the purchase or lease of new and used CNH Industrial North America equipment and wholesale financing to CNH Industrial North America dealers. Wholesale financing consists primarily of floor plan financing, as well as financing equipment used in dealer-owned rental yards, parts inventory and working capital needs. In addition, we purchase equipment from dealers that is leased to retail customers under operating lease agreements.

Trends and Economic Conditions

        Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended June 30, 2015, CNH Industrial's Agricultural Equipment net sales decreased 31.6% compared to the three months ended June 30, 2014. CNH Industrial's Construction Equipment net sales decreased 20.5% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

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

        Net income attributable to CNH Industrial Capital LLC was $57.9 million for the three months ended June 30, 2015, down $10.4 million compared to the same period in 2014. The decrease was primarily driven by higher depreciation costs associated with the operating lease portfolio. Net income attributable to CNH Industrial Capital LLC was $111.4 million and $135.1 million for the six months ended June 30, 2015 and 2014, respectively. The decrease was primarily driven by the reduction in net interest margin and higher depreciation costs associated with the operating lease portfolio. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.5%, 0.4% and 0.3% at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

        Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, capital market disruptions, trade agreements and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America's and our results.

Results of Operations

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Revenues

        Revenues for the three and six months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Interest income on retail notes and finance leases	$53,028	$51,091	$1,937	3.8%
Interest income on wholesale notes	20,453	17,326	3,127	18.0
Interest and other income from affiliates	101,494	111,749	(10,255)	(9.2)
Rental income on operating leases	52,178	39,721	12,457	31.4
Other income	7,388	13,877	(6,489)	(46.8)

Total revenues	$234,541	$233,764	$777	0.3%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Interest income on retail notes and finance leases	$102,151	$99,616	$2,535	2.5%
Interest income on wholesale notes	39,385	32,827	6,558	20.0
Interest and other income from affiliates	205,648	219,099	(13,451)	(6.1)
Rental income on operating leases	100,986	76,203	24,783	32.5
Other income	11,957	27,007	(15,050)	(55.7)

Total revenues	$460,127	$454,752	$5,375	1.2%

        Revenues totaled $234.5 million and $460.1 million for the three and six months ended June 30, 2015 compared to $233.8 million and $454.8 million for the same periods in 2014. A higher average portfolio primarily drove the year-over-year increase, partially offset by a decrease in our average yield. The average yield for the managed receivables was 5.1% and 5.3% for the three months ended June 30, 2015 and 2014, respectively, and 5.1% and 5.3% for the six months ended June 30, 2015 and 2014, respectively.

        Interest income on retail notes and finance leases for the three and six months ended June 30, 2015 was $53.0 million and $102.2 million, respectively, representing increases of $1.9 million and $2.5 million from the same periods in 2014. For the second quarter, the increase was primarily due to a $2.5 million favorable impact from higher interest rates, partially offset by a $0.6 million unfavorable impact from lower average earning assets. For the six months ended June 30, 2015, compared to the same period in 2014, the increase was due to a $2.5 million favorable impact from higher interest rates.

        Interest income on wholesale notes for the three and six months ended June 30, 2015 was $20.5 million and $39.4 million, representing an increase of $3.1 million and $6.6 million from the same periods in 2014. The increase was primarily due to the favorable impact from higher average earning assets.

        Interest and other income from affiliates for the three and six months ended June 30, 2015 was $101.5 million and $205.6 million, respectively, compared to $111.7 million and $219.1 million, respectively, for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2015, compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $48.6 million and $99.5 million, respectively, a decrease of $8.7 million and $17.3 million from the same periods in 2014. The decrease was primarily due to lower originations and a reduction in marketing programs. For the three and six months ended June 30, 2015, compensation from CNH Industrial North America for wholesale marketing programs was $37.2 million and $74.8 million, respectively, compared to $43.0 million and $80.8 million, respectively for the same period in 2014. For selected operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $15.7 million and $31.3 million for the three and six months ended June 30, 2015, an increase of $4.3 million and $9.9 million, respectively, from the same periods in 2014. This increase was primarily due to higher originations.

        Rental income on operating leases for the three and six months ended June 30, 2015 was $52.2 million and $101.0 million, representing an increase of $12.5 million and $24.8 million from the same periods in 2014. The second quarter increase was due to a $16.1 million favorable impact from higher average earning assets, partially offset by a $3.6 million unfavorable impact from lower rates. The six month increase was due to a $32.7 million favorable impact from higher average earning assets, partially offset by a $7.9 million unfavorable impact from lower rates.

        Other income for the three and six months ended June 30, 2015 was $7.4 million and $12.0 million, respectively, representing a decrease of $6.5 million and $15.1 million from the same periods in 2014. The decrease was largely due to the sale of our commercial revolving account portfolio ("CRA").

Expenses

        Expenses for the three and six months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Total interest expense	$71,512	$70,669	$843	1.2%
Fees charged by affiliates	12,006	12,964	(958)	(7.4)
Provision for credit losses, net	7,176	5,928	1,248	21.1
Depreciation of equipment on operating leases	46,099	33,403	12,696	38.0
Other expenses	9,157	9,540	(383)	(4.0)

Total expenses	$145,950	$132,504	$13,446	10.1%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Total interest expense	$146,206	$133,797	$12,409	9.3%
Fees charged by affiliates	24,879	26,331	(1,452)	(5.5)
Provision for credit losses, net	11,137	7,388	3,749	50.7
Depreciation of equipment on operating leases	90,672	63,551	27,121	42.7
Other expenses	16,656	20,551	(3,895)	(19.0)

Total expenses	$289,550	$251,618	$37,932	15.1%

        Interest expense totaled $71.5 million and $146.2 million for the three and six months ended June 30, 2015, respectively, compared to $70.7 million and $133.8 million for the same periods in 2014. For the second quarter, the increase was due to a $3.7 million unfavorable impact from higher average interest rates, partially offset by $2.9 million favorable impact from lower average total debt. For the six months, the increase was due primarily to a $7.4 million unfavorable impact from higher average interest rates and $5.0 million unfavorable impact from higher average total debt.

        The provision for credit losses was $7.2 million and $11.1 million for the three and six months ended June 30, 2015, respectively, compared to $5.9 million and $7.4 million for the same periods in 2014. Included in the net provisions for the three and six months ended June 30, 2014 are collections from certain customers previously identified as impaired.

        Depreciation of equipment on operating leases increased for the three and six months ended June 30, 2015 compared to the same periods in 2014, primarily due to a higher operating lease portfolio.

        The effective tax rates for the three months ended June 30, 2015 and 2014 were 34.6% and 32.2%, respectively. The effective tax rate was 34.6% for the six-month period ended June 30, 2015, compared to 33.2% for the same period in 2014. The increase in the effective rates was due to a favorable discrete tax benefit recognized in 2014.

Receivables and Equipment on Operating Leases Originated and Held

        Receivables and equipment on operating lease originations for the three and six months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Retail receivables	$780,028	$998,091	$(218,063)	(21.8)%
Wholesale receivables	2,636,406	3,750,468	(1,114,062)	(29.7)
Other receivables	—	269,885	(269,885)	(100.0)
Equipment on operating leases	253,370	236,201	17,169	7.3

Total originations	$3,669,804	$5,254,645	$(1,584,841)	(30.2)%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Retail receivables	$1,601,278	$1,962,304	$(361,026)	(18.4)%
Wholesale receivables	5,130,939	7,040,559	(1,909,620)	(27.1)
Other receivables	—	451,615	(451,615)	(100.0)
Equipment on operating leases	498,693	388,889	109,804	28.2

Total originations	$7,230,910	$9,843,367	$(2,612,457)	(26.5)%

        Retail and wholesale originations decreased in the six months ended June 30, 2015 compared to the same period in 2014, primarily due to a decrease in unit sales of CNH Industrial North America equipment. The increase in equipment on operating lease originations for 2015 compared to 2014 was primarily due to an increased customer preference for leasing products.

        Total receivables and equipment on operating leases held as of June 30, 2015, December 31, 2014 and June 30, 2014 were as follows (dollars in thousands):

	June 30, 2015	December 31, 2014	June 30, 2014
Retail receivables	$8,422,464	$8,745,923	$8,669,831
Wholesale receivables	3,950,685	4,138,646	4,567,991
Other receivables	—	—	266,891
Equipment on operating leases	1,658,124	1,458,325	1,160,431

Total receivables and equipment on operating leases	$14,031,273	$14,342,894	$14,665,144

        The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.8%, 0.6% and 0.4% at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. At those same dates, the total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $34.3 million, $22.8 million and $23.9 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Total wholesale receivables on nonaccrual status were $23.6 million, $61.0 million and $48.0 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

        Total receivable write-off amounts and recoveries, by product, for the three and six months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Write-offs:
Retail	$4,045	$3,239	$9,714	$5,609
Wholesale	135	548	256	799
Other	—	1,486	—	2,710

Total write-offs	4,180	5,273	9,970	9,118

Recoveries:
Retail	(698)	(674)	(1,130)	(1,255)
Wholesale	(7)	(6)	(14)	(55)
Other	—	(615)	—	(1,151)

Total recoveries	(705)	(1,295)	(1,144)	(2,461)

Write-offs, net of recoveries:
Retail	3,347	2,565	8,584	4,354
Wholesale	128	542	242	744
Other	—	871	—	1,559

Total write-offs, net of recoveries	$3,475	$3,978	$8,826	$6,657

        Our allowance for credit losses on all receivables financed totaled $97.0 million at June 30, 2015, $95.5 million at December 31, 2014 and $102.2 million at June 30, 2014. The decrease in the allowance for credit losses from June 30, 2014 to June 30, 2015 was primarily due to the sale of our CRA portfolio. The level of the allowance is based on quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, collateral value and credit risk quality. We believe our allowance is sufficient to provide for losses in our receivable portfolio as of June 30, 2015.

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

        In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity and capital needs. We have accessed the unsecured bond market in order to add more diversity to our funding sources. As of June 30, 2015, our outstanding unsecured senior notes totaled $3.5 billion. We expect continued changes to our funding profile, with less reliance on the securitization market, as costs and terms of accessing the unsecured bond market continue to improve.

Cash Flows

        For the six months ended June 30, 2015 and 2014, our cash flows were as follows (dollars in thousands):

	2015	2014
	(in thousands)
Cash flows from (used in):
Operating activities	$364,930	$377,564
Investing activities	245,277	(1,308,769)
Financing activities	(545,421)	392,290

Net cash increase (decrease)	$64,786	$(538,915)

        Operating activities in the six months ended June 30, 2015 generated cash of $365 million, resulting primarily from net income of $112 million, adjusted by depreciation and amortization of $91 million, deferred income tax expense of $42 million and cash from changes in working capital of $108 million. The decrease in cash provided by operating activities for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to a $68 million decrease in working capital and a $24 million decrease in net income, partially offset by $27 million in higher depreciation expense and an increase in deferred income tax expense of $49 million.

        Investing activities in the six months ended June 30, 2015 generated cash of $245 million, resulting primarily from a net liquidation in receivables of $366 million, a decrease in restricted cash of $236 million and proceeds from the sale of equipment on operating leases of $142 million, partially offset by $499 million in expenditures for equipment on operating leases. The increase in cash provided by investing activities for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to a $1,600 million net decrease in receivables acquired.

        Financing activities in the six months ended June 30, 2015 used cash of $545 million, resulting primarily from net cash paid on affiliated debt of $862 million, $60 million redemption of preferred stock and a $15 million dividend paid to CNH Industrial America, partially offset by net proceeds received from long-term debt of $393 million. The increase in cash used in financing activities in the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to a $1,045 million and a $262 million increase in net cash payment on affiliated debt and long-term debt, respectively, and the $60 million redemption of preferred stock of subsidiary, partially offset by a decrease in short-term borrowings of $356 million in 2014 and lower dividends of $75 million paid to CNH Industrial America.

Securitization

        CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost-effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Industrial Capital has completed public and private issuances of asset-backed securities in both the U.S. and Canada and, as of June 30, 2015, the amounts outstanding were approximately $7.2 billion.

Committed Asset-Backed Facilities

        CNH Industrial Capital has committed asset-backed facilities with several banks, primarily through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $2.9 billion at June 30, 2015, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At June 30, 2015, approximately $0.8 billion of funding was available for use under these facilities.

Unsecured Funding

        As of June 30, 2015, we had outstanding unsecured senior notes of $750 million at an annual fixed rate of 3.875% due 2015, $500 million at an annual fixed rate of 6.250% due 2016, $500 million at an annual fixed rate of 3.250% due 2017, $600 million at an annual fixed rate of 3.625% due 2018, $600 million at an annual fixed rate of 3.875% due 2018, and $500 million at an annual fixed rate of 3.375% due 2019.

        As of June 30, 2015, we had a $250 million, unsecured facility with a final maturity in July 2016, consisting of a $150 million term loan and a $100 million revolving credit facility, which was fully drawn. On July 6, 2015, we repaid the $100 million revolving credit facility. On July 8, 2015, we terminated the revolving commitment and repaid the $150 million term loan.

        As of June 30, 2015, we had available a $250 million, unsecured credit facility with a consortium of banks, with a final maturity in June 2017.

        As of June 30, 2015, we had a $100 million unsecured term loan with a final maturity date in March 2018.

Affiliate Sources

        CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various on-book assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. At June 30, 2015, we had no affiliated debt compared to affiliated debt of $862 million at December 31, 2014.

Equity Position

        Our equity position also supports our capabilities to access various funding sources. Our stockholder's equity at June 30, 2015 and December 31, 2014 was $1.6 billion.

        During the first quarter of 2015, CNH Industrial Capital LLC paid a cash dividend of $15 million to CNH Industrial America and CNH Industrial Capital Canada paid a cash dividend on preferred stock of C$0.7 million ($0.6 million) to CNH Industrial Canada Ltd. In addition, CNH Industrial Capital Canada redeemed all of its outstanding preferred stock for C$77 million ($60 million).

Liquidity

        The majority of CNH Industrial Capital's debt is self-liquidating from the cash generated by the underlying amortizing receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset-backed facilities until being refinanced in the term ABS market or with other third-party debt. New wholesale receivables are typically financed through a master trust and funded by variable funding notes or on a term basis. Our liquidity available for use as of June 30, 2015 is as follows (dollars in thousands):

2015
Cash, cash equivalents and restricted cash	$1,027,709
Committed asset-backed facilities	2,877,842
Committed unsecured facilities	350,000

Total cash and facilities	4,255,551
Less: restricted cash	(614,936)
Less: facilities utilization	(2,198,718)

Total available for use	$1,441,897

        The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

        In connection with a limited number of funding transactions, we provide financial guarantees to various parties on behalf of certain foreign financial services subsidiaries of CNHI for approximately $261.1 million as of June 30, 2015. The guarantees are in effect for the term of the underlying funding facilities plus 365 days. The underlying facilities are renewable annually.

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

Critical Accounting Policies and Estimates

        See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2014 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended June 30, 2015.

New Accounting Pronouncements

        In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest ("ASU 2015-03"). ASU 2015-03 is intended to simplify the presentation of debt issuance costs. The new standard requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015. We do not believe the adoption of this standard will have a material impact on our financial position or results of operations.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2015. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital's financial position or results of operations.

Item 1A.    Risk Factors

        See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the six months ended June 30, 2015.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit		Description
4.1		Indenture, dated as of June 26, 2015, among CNH Industrial Capital LLC, the guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of the registrant filed June 26, 2015 (File No. 333-182411)).
4.2
Registration Rights Agreement, dated as of June 26, 2015, among CNH Industrial Capital LLC, the guarantors named on the signature pages thereto and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC and Société Générale (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of the registrant filed June 26, 2015 (File No. 333-182411)).

12.1		Statement regarding computation of ratio of earnings to fixed charges.

31.1		Certifications of President Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification required by Exchange Act Rule 15(d)-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Changes in Stockholder's Equity for the six months ended June 30, 2015 and 2014 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: August 3, 2015	By:	/s/ BRETT D. DAVIS
		Name:	Brett D. Davis
		Title:	Chairman and President