Form 10-Q
period 2015-09-30
CNH Industrial Capital LLC
filed 2015-11-02
CIK 1552493

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-55510

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

        As of September 30, 2015, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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
This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Interest income on retail notes and finance leases	$55,067	$50,718	$157,218	$150,334
Interest income on wholesale notes	18,915	20,086	58,300	52,913
Interest and other income from affiliates	100,619	105,872	306,267	324,971
Rental income on operating leases	55,110	43,025	156,096	119,228
Other income	7,284	14,259	19,241	41,266

Total revenues	236,995	233,960	697,122	688,712

EXPENSES
Interest expense:
Interest expense to third parties	70,960	66,040	199,853	190,414
Interest expense to affiliates	2,149	8,075	19,462	17,498

Total interest expense	73,109	74,115	219,315	207,912

Administrative and operating expenses:
Fees charged by affiliates	11,814	13,288	36,693	39,619
Provision for credit losses, net	6,403	4,591	17,540	11,979
Depreciation of equipment on operating leases	49,622	37,475	140,294	101,026
Other expenses	14,280	16,039	30,936	36,590

Total administrative and operating expenses	82,119	71,393	225,463	189,214

Total expenses	155,228	145,508	444,778	397,126

INCOME BEFORE TAXES	81,767	88,452	252,344	291,586
Income tax provision	26,913	29,762	85,861	97,167

NET INCOME	54,854	58,690	166,483	194,419
Net income attributed to noncontrolling interest	—	(273)	(259)	(935)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$54,854	$58,417	$166,224	$193,484

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME	$54,854	$58,690	$166,483	$194,419
Other comprehensive income (loss):
Foreign currency translation adjustment	(47,836)	(32,256)	(92,433)	(33,894)
Pension liability adjustment	99	92	272	249
Change in unrealized gains on retained interests	—	—	—	(244)
Change in derivative financial instruments	479	683	(87)	2,146

Total other comprehensive income (loss)	(47,258)	(31,481)	(92,248)	(31,743)

COMPREHENSIVE INCOME (LOSS)	7,596	27,209	74,235	162,676
Less: comprehensive income attributable to noncontrolling interest	—	(273)	(259)	(935)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$7,596	$26,936	$73,976	$161,741

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Dollars in thousands)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$417,230	$347,987
Restricted cash	631,540	858,825
Receivables, less allowance for credit losses of $96,746 and $95,542, respectively	11,878,984	12,789,027
Affiliated accounts and notes receivable	120,965	58,731
Equipment on operating leases, net	1,696,358	1,458,325
Equipment held for sale	180,762	129,700
Goodwill	108,792	112,851
Other intangible assets, net	7,380	8,355
Other assets	69,518	145,764

TOTAL	$15,111,529	$15,909,565

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$5,087,509	$4,632,208
Accounts payable and other accrued liabilities	705,862	645,941
Affiliated debt	—	862,445
Long-term debt	7,843,429	8,193,039

Total liabilities	13,636,800	14,333,633

Commitments and contingent liabilities (Note 10)
Stockholder's equity:
Member's capital	—	—
Paid-in capital	843,779	843,250
Accumulated other comprehensive income (loss)	(142,176)	(49,928)
Retained earnings	773,126	746,758

Total CNH Industrial Capital LLC stockholder's equity	1,474,729	1,540,080
Noncontrolling interest	—	35,852

Total stockholder's equity	1,474,729	1,575,932

TOTAL	$15,111,529	$15,909,565

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

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

	September 30, 2015	December 31, 2014
Restricted cash	$631,440	$858,725
Receivables, less allowance for credit losses of $80,018 and $78,960, respectively	9,260,937	9,266,204
Equipment on operating leases, net	—	83,195

TOTAL	$9,892,377	$10,208,124

Short-term debt (including current maturities of long-term debt)	$4,337,509	$3,853,058
Long-term debt	5,411,558	5,839,213

TOTAL	$9,749,067	$9,692,271

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$166,483	$194,419
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	140,320	101,056
Amortization of intangibles	1,100	813
Provision for credit losses, net	17,540	11,979
Deferred income tax expense	39,134	15,483
Stock compensation expense	529	820
Changes in components of working capital:
Change in affiliated accounts and notes receivables	(66,203)	97,827
Change in other assets and equipment held for sale	77,850	(103,879)
Change in accounts payable and other accrued liabilities	43,486	39,449

Net cash from (used in) operating activities	420,239	357,967

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(9,881,255)	(14,143,016)
Collections of receivables	10,487,891	12,573,528
Change in restricted cash	210,465	110,746
Purchase of equipment on operating leases	(691,739)	(645,319)
Proceeds from disposal of equipment on operating leases	215,849	208,158
Capital expenditures for property and equipment and software	(125)	(221)

Net cash from (used in) investing activities	341,086	(1,896,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	1,291,206	1,732,223
Payment of affiliated debt	(2,153,651)	(995,044)
Proceeds from issuance of long-term debt	3,883,138	2,915,590
Payment of long-term debt	(3,778,533)	(2,168,473)
Change in short-term borrowings, net	241,725	(355,951)
Dividends paid to CNH Industrial America LLC	(115,000)	(90,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	(551)	—
Redemption of preferred stock of subsidiary	(60,416)	—

Net cash from (used in) financing activities	(692,082)	1,038,345

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,243	(499,812)
CASH AND CASH EQUIVALENTS
Beginning of period	347,987	697,608

End of period	$417,230	$197,796

CASH PAID DURING THE PERIOD FOR INTEREST	$201,855	$183,680

CASH PAID DURING THE PERIOD FOR TAXES	$36,052	$150,470

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollars in thousands)

(Unaudited)

	Company Stockholder
	Member's Capital	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non- Controlling Interest	Total
BALANCE—January 1, 2014	$—	$842,182	$6,072	$603,735	$58,428	$1,510,417
Net income	—	—	—	193,484	935	194,419
Dividend paid to CNH Industrial America LLC	—	—	—	(90,000)	—	(90,000)
Foreign currency translation adjustment	—	—	(33,894)	—	—	(33,894)
Stock compensation	—	820	—	—	—	820
Pension liability adjustment, net of tax	—	—	249	—	—	249
Change in unrealized gain on retained interests, net of tax	—	—	(244)	—	—	(244)
Change in derivative financial instruments, net of tax	—	—	2,146	—	—	2,146

BALANCE—September 30, 2014	$—	$843,002	$(25,671)	$707,219	$59,363	$1,583,913

BALANCE—January 1, 2015	$—	$843,250	$(49,928)	$746,758	$35,852	$1,575,932
Net income	—	—	—	166,224	259	166,483
Dividends paid to CNH Industrial America LLC	—	—	—	(115,000)	—	(115,000)
Preferred dividend paid to CNH Industrial Canada Ltd	—	—	—	—	(551)	(551)
Redemption of preferred stock of subsidiary	—	—	—	(24,856)	(35,560)	(60,416)
Foreign currency translation adjustment	—	—	(92,433)	—	—	(92,433)
Stock compensation	—	529	—	—	—	529
Pension liability adjustment, net of tax	—	—	272	—	—	272
Change in derivative financial instruments, net of tax	—	—	(87)	—	—	(87)

BALANCE—September 30, 2015	$—	$843,779	$(142,176)	$773,126	$—	$1,474,729

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

        CNHI is incorporated in and under the laws of The Netherlands, with its principal office at 25 St. James's Street, London, SW1A 1HA, United Kingdom. The common shares of CNHI are listed on the New York Stock Exchange under the symbol "CNHI," as well as on the Mercato Telematico Azionario managed by Borsa Italiana S.p.A.

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On August 12, 2015, the FASB approved deferring the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The FASB also permitted ASU 2014-09 to be adopted early, but not before the original effective date of annual periods beginning after December 15, 2016. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations and cash flows.

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

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended September 30, 2015:

	Currency Translation Adjustment	Pension Liability	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$(87,657)	$(6,159)	$(4,694)	$(98,510)
Tax asset (liability)	—	2,248	1,344	3,592

Beginning balance, net of tax	(87,657)	(3,911)	(3,350)	(94,918)
Other comprehensive income (loss) before reclassifications	(47,836)	(30)	(816)	(48,682)
Amounts reclassified from accumulated other comprehensive income (loss)	—	183	1,563	1,746
Tax effects	—	(54)	(268)	(322)

Net current-period other comprehensive income (loss)	(47,836)	99	479	(47,258)

BALANCE at September 30, 2015	$(135,493)	$(3,812)	$(2,871)	$(142,176)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the nine months ended September 30, 2015:

	Currency Translation Adjustment	Pension Liability	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$(43,060)	$(6,425)	$(4,099)	$(53,584)
Tax asset (liability)	—	2,341	1,315	3,656

Beginning balance, net of tax	(43,060)	(4,084)	(2,784)	(49,928)
Other comprehensive income (loss) before reclassifications	(92,433)	(130)	(3,334)	(95,897)
Amounts reclassified from accumulated other comprehensive income (loss)	—	549	3,487	4,036
Tax effects	—	(147)	(240)	(387)

Net current-period other comprehensive income (loss)	(92,433)	272	(87)	(92,248)

BALANCE at September 30, 2015	$(135,493)	$(3,812)	$(2,871)	$(142,176)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended September 30, 2014:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$13,124	$(5,643)	$—	$(5,530)	$1,951
Tax asset (liability)	—	2,058	—	1,801	3,859

Beginning balance, net of tax	13,124	(3,585)	—	(3,729)	5,810
Other comprehensive income (loss) before reclassifications	(32,256)	—	—	128	(32,128)
Amounts reclassified from accumulated other comprehensive income (loss)	—	143	—	878	1,021
Tax effects	—	(51)	—	(323)	(374)

Net current-period other comprehensive income (loss)	(32,256)	92	—	683	(31,481)

BALANCE at September 30, 2014	$(19,132)	$(3,493)	$—	$(3,046)	$(25,671)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the nine months ended September 30, 2014:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$14,762	$(5,891)	$388	$(7,855)	$1,404
Tax asset (liability)	—	2,149	(144)	2,663	4,668

Beginning balance, net of tax	14,762	(3,742)	244	(5,192)	6,072
Other comprehensive income (loss) before reclassifications	(33,894)	—	—	(401)	(34,295)
Amounts reclassified from accumulated other comprehensive income (loss)	—	391	(388)	3,732	3,735
Tax effects	—	(142)	144	(1,185)	(1,183)

Net current-period other comprehensive income (loss)	(33,894)	249	(244)	2,146	(31,743)

BALANCE at September 30, 2014	$(19,132)	$(3,493)	$—	$(3,046)	$(25,671)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The reclassifications out of AOCI and the location on the consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	Affected Line Item
Amortization of defined benefit pension items:
	$(183)	$(143)	$(549)	$(391)	Insignificant items

	(183)	(143)	(549)	(391)	Income before taxes
	65	51	193	142	Income tax benefit

	$(118)	$(92)	$(356)	$(249)	Net of tax

Unrealized gains on retained interests:
	$—	$—	$—	$388	Insignificant items

	—	—	—	388	Income before taxes
	—	—	—	(144)	Income tax provision

	$—	$—	$—	$244	Net of tax

Unrealized losses on derivatives:
	$(1,563)	$(878)	$(3,487)	$(3,732)	Interest expense to third parties

	(1,563)	(878)	(3,487)	(3,732)	Income before taxes
	484	288	1,123	1,291	Income tax benefit

	$(1,079)	$(590)	$(2,364)	$(2,441)	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

        A summary of receivables included in the consolidated balance sheets as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
Retail note receivables	$708,150	$902,016
Wholesale receivables	840,920	984,832
Finance lease receivables	35,568	43,061
Restricted receivables	10,391,092	10,954,660

Gross receivables	11,975,730	12,884,569
Less
Allowance for credit losses	(96,746)	(95,542)

Total receivables, net	$11,878,984	$12,789,027

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

        The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Retail note receivables	$7,585,666	$7,798,882
Wholesale receivables	2,805,426	3,153,814
Finance lease receivables	—	1,964

Total	$10,391,092	$10,954,660

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

        Allowance for credit losses activity for the three months ended September 30, 2015 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$90,679	$6,274	$96,953
Charge-offs	(5,663)	(78)	(5,741)
Recoveries	443	8	451
Provision	5,257	1,146	6,403
Foreign currency translation and other	(1,156)	(164)	(1,320)

Ending balance	$89,560	$7,186	$96,746

        Allowance for credit losses activity for the nine months ended September 30, 2015 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$88,697	$6,845	$95,542
Charge-offs	(15,377)	(334)	(15,711)
Recoveries	1,573	22	1,595
Provision	16,634	906	17,540
Foreign currency translation and other	(1,967)	(253)	(2,220)

Ending balance	$89,560	$7,186	$96,746

Ending balance: individually evaluated for impairment	$17,413	$3,244	$20,657

Ending balance: collectively evaluated for impairment	$72,147	$3,942	$76,089

Receivables:
Ending balance	$8,329,384	$3,646,346	$11,975,730

Ending balance: individually evaluated for impairment	$103,131	$62,798	$165,929

Ending balance: collectively evaluated for impairment	$8,226,253	$3,583,548	$11,809,801

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

        A breakdown of the retail portfolio by the customer's risk grade at the time of origination as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
Titanium	$4,658,914	$4,866,060
Platinum	2,264,633	2,386,558
Gold	1,181,291	1,254,335
Silver	190,876	207,682
Bronze	33,670	31,288

Total	$8,329,384	$8,745,923

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

        A breakdown of the wholesale portfolio by its credit quality indicators as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
A	$1,484,788	$2,117,160
B	1,625,270	1,572,953
C	357,867	315,825
D	178,421	132,708

Total	$3,646,346	$4,138,646

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        The aging of receivables as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$26,731	$10,000	$22,693	$59,424	$7,062,312	$7,121,736	$7,283
Canada	$2,396	$425	$927	$3,748	$1,203,900	$1,207,648	$326
Wholesale
United States	$83	$—	$113	$196	$3,040,337	$3,040,533	$65
Canada	$97	$35	$174	$306	$605,507	$605,813	$103
Total
Retail	$29,127	$10,425	$23,620	$63,172	$8,266,212	$8,329,384	$7,609
Wholesale	$180	$35	$287	$502	$3,645,844	$3,646,346	$168

	December 31, 2014
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$27,846	$8,584	$15,884	$52,314	$7,296,162	$7,348,476	$5,480
Canada	$2,721	$268	$397	$3,386	$1,394,061	$1,397,447	$171
Wholesale
United States	$882	$52	$110	$1,044	$3,359,183	$3,360,227	$86
Canada	$181	$—	$3	$184	$778,235	$778,419	$2
Total
Retail	$30,567	$8,852	$16,281	$55,700	$8,690,223	$8,745,923	$5,651
Wholesale	$1,063	$52	$113	$1,228	$4,137,418	$4,138,646	$88

        Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of September 30, 2015 and

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

December 31, 2014, the Company's recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Retail
United States	$49,087	$48,759	$—	$23,420	$23,164	$—
Canada	$2,119	$2,110	$—	$960	$954	$—
Wholesale
United States	$—	$—	$—	$—	$—	$—
Canada	$—	$—	$—	$11,790	$11,790	$—
With an allowance recorded
Retail
United States	$51,256	$49,915	$17,213	$31,945	$31,029	$12,607
Canada	$669	$661	$200	$466	$459	$129
Wholesale
United States	$30,711	$30,521	$1,385	$45,868	$45,623	$2,220
Canada	$32,087	$31,964	$1,859	$14,639	$14,639	$1,109
Total
Retail	$103,131	$101,445	$17,413	$56,791	$55,606	$12,736
Wholesale	$62,798	$62,485	$3,244	$72,297	$72,052	$3,329

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the three months ended September 30, 2015 and 2014, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a four-month average) and the related interest income recognized are as follows:

	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$49,160	$863	$13,493	$254
Canada	$2,207	$33	$—	$—
Wholesale
United States	$—	$—	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$51,960	$273	$32,625	$196
Canada	$691	$6	$1,345	$8
Wholesale
United States	$32,639	$252	$17,814	$102
Canada	$35,372	$219	$22,764	$190
Total
Retail	$104,018	$1,175	$47,463	$458
Wholesale	$68,011	$471	$40,578	$292

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the nine months ended September 30, 2015 and 2014, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a ten-month average) and the related interest income recognized are as follows:

	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$47,175	$2,397	$12,536	$724
Canada	$2,224	$86	$—	$—
Wholesale
United States	$—	$—	$—	$—
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$49,206	$1,004	$33,746	$962
Canada	$731	$39	$1,320	$81
Wholesale
United States	$35,620	$911	$19,164	$344
Canada	$31,623	$758	$26,706	$542
Total
Retail	$99,336	$3,526	$47,602	$1,767
Wholesale	$67,243	$1,669	$45,870	$886

        Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015			December 31, 2014
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$37,868	$30,521	$68,389	$22,512	$45,623	$68,135
Canada	$653	$31,964	$32,617	$280	$15,368	$15,648

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

        As of September 30, 2015, the Company had approximately 598 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $20,040 and the post-modification value was $18,858. A court has determined the concession in 302 of these cases. The pre-modification value of these contracts was $5,113 and the post-modification value was $4,302. As of September 30, 2014, the Company had approximately 684 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $16,953 and the post-modification value was $15,128. A court has determined the concession in 440 of these cases. The pre-modification value of these contracts was $7,774 and the post-modification value was $6,346. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease receivable contracts that were modified in a TDR during the previous 12 months ended September 30, 2015 and 2014.

        As of September 30, 2015 and 2014, the Company's wholesale TDRs were immaterial.

NOTE 5: DEBT

        On July 8, 2015, the Company terminated a $250,000 unsecured facility, consisting of a $150,000 term loan and a $100,000 revolving credit facility.

        On August 19, 2015, the Company, through a bankruptcy-remote trust, issued $750,000 of amortizing asset-backed notes secured by U.S. retail loan contracts.

        On September 10, 2015, the Company, through a bankruptcy-remote trust, issued C$500,000 ($372,589) of amortizing asset-backed notes secured by Canadian retail loan contracts.

        On September 28, 2015, the Company increased its U.S. wholesale variable funding notes by $250,000, with a maturity date of March 15, 2016.

        On September 30, 2015, the Company extended the maturity date of the $1,200,000 U.S. retail committed asset-backed facility to September 29, 2017.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 6: INCOME TAXES

        The effective tax rates for the three months ended September 30, 2015 and 2014 were 32.9% and 33.6%, respectively. The effective tax rate was 34.0% for the nine months ended September 30, 2015, compared to 33.3% for the same period in 2014. The increase in the effective rate for the nine months ended September 30, 2015 compared to the same period in 2014 was due to favorable discrete tax benefits recorded in 2014.

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

Interest Rate Derivatives

        The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the nine months ended September 30, 2015 and 2014. These amounts are recorded in "Other expenses" in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 57 months. The after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $877.

        The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company's committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and nine months ended September 30, 2015 and 2014.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

        The Company's interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company's interest rate derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company's interest rate derivatives was approximately $2,302,248 and $3,457,267 at September 30, 2015 and December 31, 2014, respectively. The ten-month average notional amounts as of September 30, 2015 and 2014 were $2,938,845 and $3,010,067, respectively.

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

Financial Statement Impact of the Company's Derivatives

        The fair values of the Company's derivatives as of September 30, 2015 and December 31, 2014 in the consolidated balance sheets are recorded as follows:

	September 30, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$3,348	$680
Accounts payable and other accrued liabilities:
Interest rate derivatives	$1,275	$212
Derivatives Not Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$2,298	$6,727
Foreign exchange contracts	54	136

Total	$2,352	$6,863

Accounts payable and other accrued liabilities:
Interest rate derivatives	$2,298	$6,727

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

        Pre-tax gains (losses) on the consolidated statements of income related to the Company's derivatives for the three and nine months ended September 30, 2015 and 2014 are recorded in the following accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion)
Interest rate derivatives	$(816)	$128	$(3,334)	$(401)
Reclassified from accumulated other comprehensive income (loss) (effective portion) Interest rate derivatives—Interest expense to third parties	(1,563)	(878)	(3,487)	(3,732)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	(59)	(70)	(293)	(196)

Items Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, all of which are classified as Level 2:

	September 30, 2015	December 31, 2014
Assets
Interest rate derivatives	$5,646	$7,407
Foreign exchange contracts	54	136

Total assets	$5,700	$7,543

Liabilities
Interest rate derivatives	$3,573	$6,939

Total liabilities	$3,573	$6,939

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

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

Financial Instruments Not Carried at Fair Value

        The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value *	Carrying Amount	Estimated Fair Value *
Receivables	$11,878,984	$11,861,399	$12,789,027	$12,854,705
Long-term debt	$7,843,429	$7,821,065	$8,193,039	$8,195,209

*
Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

Financial Assets

        The fair value of receivables was determined by discounting the estimated future payments using a discount rate, which includes an estimate for credit risk.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        A summary of the Company's reportable segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
United States	$196,369	$184,997	$570,854	$544,904
Canada	41,632	50,214	129,371	147,491
Eliminations	(1,006)	(1,251)	(3,103)	(3,683)

Total	$236,995	$233,960	$697,122	$688,712

Interest expense
United States	$63,063	$61,155	$187,168	$171,703
Canada	11,052	14,211	35,250	39,892
Eliminations	(1,006)	(1,251)	(3,103)	(3,683)

Total	$73,109	$74,115	$219,315	$207,912

Segment net income
United States	$41,186	$41,090	$124,511	$139,954
Canada	13,668	17,600	41,972	54,465

Total	$54,854	$58,690	$166,483	$194,419

Depreciation and amortization
United States	$41,213	$28,940	$115,062	$76,167
Canada	8,914	8,848	26,358	25,702

Total	$50,127	$37,788	$141,420	$101,869

Expenditures for equipment on operating leases
United States	$166,651	$226,797	$586,016	$560,224
Canada	26,395	29,633	105,723	85,095

Total	$193,046	$256,430	$691,739	$645,319

Provision for credit losses
United States	$5,263	$4,122	$15,387	$9,371
Canada	1,140	469	2,153	2,608

Total	$6,403	$4,591	$17,540	$11,979

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	As of September 30, 2015	As of December 31, 2014
Segment assets
United States	$13,119,325	$13,430,826
Canada	2,394,448	2,693,008
Eliminations	(402,244)	(214,269)

Total	$15,111,529	$15,909,565

Managed receivables
United States	$10,162,269	$10,708,704
Canada	1,813,461	2,175,865

Total	$11,975,730	$12,884,569

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

        The summary of sources included in "Interest and other income from affiliates" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Subsidy received from CNH Industrial North America:
Retail	$47,314	$56,651	$146,803	$173,477
Wholesale	37,259	36,680	112,071	117,492
Operating lease	16,046	12,541	47,393	34,002

Total interest and other income from affiliates	$100,619	$105,872	$306,267	$324,971

        Fees charged by affiliates represent payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: RELATED-PARTY TRANSACTIONS (Continued)

        As of September 30, 2015 and December 31, 2014, the Company had various accounts and notes receivable and debt with the following affiliates:

	September 30, 2015	December 31, 2014
Affiliated receivables from:
CNH Industrial America	$73,642	$39,677
CNH Industrial Canada Ltd.	25,032	6,763
CNH Industrial Finance S.p.A.	10,000	—
Other affiliates	12,291	12,291

Total affiliated receivables	$120,965	$58,731

Affiliated debt owed to:
CNH Industrial America	$—	$713,230
CNH Industrial Canada Ltd.	—	149,215

Total affiliated debt	$—	$862,445

        Included in "Other Assets" in the accompanying balance sheets were tax receivables due from related parties of $23,699 and $62,515, respectively, as of September 30, 2015 and December 31, 2014. Accounts payable and other accrued liabilities of $26,527 and $5,282, respectively, as of September 30, 2015 and December 31, 2014, were payable to related parties. Interest expense to affiliates was $2,149 and $8,075, respectively, for the three months ended September 30, 2015 and 2014, and $19,462 and $17,498, respectively, for the nine months ended September 30, 2015 and 2014.

        In order to utilize the marketing channels for used equipment that exist in CNH Industrial Capital, $19,541 of inventory was transferred from CNH Industrial America at cost at December 31, 2014, of which $8,298 remained in "Equipment held for sale" in the accompanying consolidated balance sheets as of September 30, 2015.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 10: COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees

        The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $261,412. The guarantees are in effect for the term of the underlying funding facilities plus 365 days. The underlying facilities are renewable annually.

Commitments

        The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At September 30, 2015, the total credit limit available was $6,401,072, of which $3,569,524 as utilized.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the "Guarantor Entities"), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014. The condensed consolidating

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

	Condensed Statements of Comprehensive Income for the Three Months Ended September 30, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$3,869	$51,198	$—	$55,067
Interest income on wholesale notes	—	(486)	19,401	—	18,915
Interest and other income from affiliates	21,030	55,279	83,273	(58,963)	100,619
Rental income on operating leases	—	44,799	10,311	—	55,110
Other income	—	28,811	612	(22,139)	7,284

Total revenues	21,030	132,272	164,795	(81,102)	236,995

EXPENSES
Interest expense:
Interest expense to third parties	40,884	(2,885)	32,961	—	70,960
Interest expense to affiliates	—	53,175	7,937	(58,963)	2,149

Total interest expense	40,884	50,290	40,898	(58,963)	73,109

Administrative and operating expenses:
Fees charged by affiliates	—	11,341	22,612	(22,139)	11,814
Provision for credit losses, net	—	2,094	4,309	—	6,403
Depreciation of equipment on operating leases	—	40,713	8,909	—	49,622
Other expenses	—	11,698	2,582	—	14,280

Total administrative and operating expenses	—	65,846	38,412	(22,139)	82,119

Total expenses	40,884	116,136	79,310	(81,102)	155,228

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(19,854)	16,136	85,485	—	81,767
Income tax provision (benefit)	(7,642)	5,188	29,367	—	26,913
Equity in income of consolidated subsidiaries accounted for under the equity method	67,066	56,118	—	(123,184)	—

NET INCOME	54,854	67,066	56,118	(123,184)	54,854
Net income attributed to noncontrolling interest	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$54,854	$67,066	$56,118	$(123,184)	$54,854

COMPREHENSIVE INCOME	$7,596	$19,808	$15,757	$(35,565)	$7,596
Comprehensive income attributed to noncontrolling interest	—	—	—	—	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$7,596	$19,808	$15,757	$(35,565)	$7,596

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Nine Months Ended September 30, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$6,615	$150,603	$—	$157,218
Interest income on wholesale notes	—	(958)	59,258	—	58,300
Interest and other income from affiliates	66,262	165,925	255,012	(180,932)	306,267
Rental income on operating leases	—	121,201	34,895	—	156,096
Other income	—	83,699	2,260	(66,718)	19,241

Total revenues	66,262	376,482	502,028	(247,650)	697,122

EXPENSES
Interest expense:
Interest expense to third parties	108,361	(3,452)	94,944	—	199,853
Interest expense to affiliates	—	173,110	27,284	(180,932)	19,462

Total interest expense	108,361	169,658	122,228	(180,932)	219,315

Administrative and operating expenses:
Fees charged by affiliates	—	35,054	68,357	(66,718)	36,693
Provision for credit losses, net	—	1,516	16,024	—	17,540
Depreciation of equipment on operating leases	—	110,673	29,621	—	140,294
Other expenses	—	22,144	8,792	—	30,936

Total administrative and operating expenses	—	169,387	122,794	(66,718)	225,463

Total expenses	108,361	339,045	245,022	(247,650)	444,778

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(42,099)	37,437	257,006	—	252,344
Income tax provision (benefit)	(16,211)	12,329	89,743	—	85,861
Equity in income of consolidated subsidiaries accounted for under the equity method	192,112	167,004	—	(359,116)	—

NET INCOME	166,224	192,112	167,263	(359,116)	166,483
Net income attributed to noncontrolling interest	—	—	(259)	—	(259)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$166,224	$192,112	$167,004	$(359,116)	$166,224

COMPREHENSIVE INCOME	$73,976	$99,864	$87,803	$(187,408)	$74,235
Comprehensive income attributed to noncontrolling interest	—	—	(259)	—	(259)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$73,976	$99,864	$87,544	$(187,408)	$73,976

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of September 30, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$98,431	$318,799	$—	$417,230
Restricted cash	—	100	631,440	—	631,540
Receivables, less allowance for credit losses	—	1,485,494	10,393,490	—	11,878,984
Affiliated accounts and notes receivable	3,299,854	1,691,477	1,573,692	(6,444,058)	120,965
Equipment on operating leases, net	—	1,452,076	244,282	—	1,696,358
Equipment held for sale	—	159,388	21,374	—	180,762
Investments in consolidated subsidiaries accounted for under the equity method	1,999,397	2,291,472	—	(4,290,869)	—
Goodwill and intangible assets, net	—	88,952	27,220	—	116,172
Other assets	23,453	(14,381)	65,705	(5,259)	69,518

TOTAL	$5,322,704	$7,253,009	$13,276,002	$(10,740,186)	$15,111,529

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$750,000	$—	$4,337,509	$—	$5,087,509
Accounts payable and other accrued liabilities	298,804	2,254,809	622,657	(2,470,408)	705,862
Affiliated debt	—	2,998,803	980,106	(3,978,909)	—
Long-term debt	2,799,171	—	5,044,258	—	7,843,429

Total liabilities	3,847,975	5,253,612	10,984,530	(6,449,317)	13,636,800
Stockholder's equity	1,474,729	1,999,397	2,291,472	(4,290,869)	1,474,729

TOTAL	$5,322,704	$7,253,009	$13,276,002	$(10,740,186)	$15,111,529

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(336,097)	$353,544	$(234,420)	$637,212	$420,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(8,223,424)	(7,666,657)	6,008,826	(9,881,255)
Collections of receivables	—	8,580,927	7,914,779	(6,007,815)	10,487,891
Change in restricted cash	—	—	210,465	—	210,465
Purchase of equipment on operating leases, net	—	(493,037)	17,147	—	(475,890)
Capital expenditures for property and equipment and software	—	(125)	—	—	(125)

Net cash from (used in) investing activities	—	(135,659)	475,734	1,011	341,086

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(322,025)	97,803	(638,223)	(862,445)
Net change in indebtedness	451,097	(22,772)	(81,995)	—	346,330
Dividends paid to CNH Industrial America LLC	(115,000)	—	—	—	(115,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	—	—	(551)	—	(551)
Redemption of preferred stock of subsidiary	—	—	(60,416)	—	(60,416)

Net cash from (used in) financing activities	336,097	(344,797)	(45,159)	(638,223)	(692,082)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(126,912)	196,155	—	69,243
CASH AND CASH EQUIVALENTS:
Beginning of period	—	225,343	122,644	—	347,987

End of period	$—	$98,431	$318,799	$—	$417,230

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Three Months Ended September 30, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$889	$49,829	$—	$50,718
Interest income on wholesale notes	—	(356)	20,442	—	20,086
Interest and other income from affiliates	26,529	51,993	92,021	(64,671)	105,872
Rental income on operating leases	—	28,684	14,341	—	43,025
Other income	—	37,536	2,013	(25,290)	14,259

Total revenues	26,529	118,746	178,646	(89,961)	233,960

EXPENSES
Interest expense:
Interest expense to third parties	33,188	(3,252)	36,104	—	66,040
Interest expense to affiliates	—	60,547	12,199	(64,671)	8,075

Total interest expense	33,188	57,295	48,303	(64,671)	74,115

Administrative and operating expenses:
Fees charged by affiliates	—	10,908	27,670	(25,290)	13,288
Provision for credit losses, net	—	408	4,183	—	4,591
Depreciation of equipment on operating leases	—	25,424	12,051	—	37,475
Other expenses	—	16,576	(537)	—	16,039

Total administrative and operating expenses	—	53,316	43,367	(25,290)	71,393

Total expenses	33,188	110,611	91,670	(89,961)	145,508

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(6,659)	8,135	86,976	—	88,452
Income tax provision (benefit)	(2,567)	3,375	28,954	—	29,762
Equity in income of consolidated subsidiaries accounted for under the equity method	62,509	57,749	—	(120,258)	—

NET INCOME	58,417	62,509	58,022	(120,258)	58,690
Net income attributed to noncontrolling interest	—	—	(273)	—	(273)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$58,417	$62,509	$57,749	$(120,258)	$58,417

COMPREHENSIVE INCOME	$26,936	$31,028	$30,989	$(61,744)	$27,209
Comprehensive income attributed to noncontrolling interest	—	—	(273)	—	(273)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$26,936	$31,028	$30,716	$(61,744)	$26,936

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Nine Months Ended September 30, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$5,994	$144,340	$—	$150,334
Interest income on wholesale notes	—	(948)	53,861	—	52,913
Interest and other income from affiliates	69,873	160,548	285,236	(190,686)	324,971
Rental income on operating leases	—	76,262	42,966	—	119,228
Other income	—	107,566	5,978	(72,278)	41,266

Total revenues	69,873	349,422	532,381	(262,964)	688,712

EXPENSES
Interest expense:
Interest expense to third parties	92,140	(7,532)	105,806	—	190,414
Interest expense to affiliates	—	174,037	34,147	(190,686)	17,498

Total interest expense	92,140	166,505	139,953	(190,686)	207,912

Administrative and operating expenses:
Fees charged by affiliates	—	32,294	79,603	(72,278)	39,619
Provision (benefit) for credit losses, net	—	(882)	12,861	—	11,979
Depreciation of equipment on operating leases	—	64,916	36,110	—	101,026
Other expenses	—	36,308	282	—	36,590

Total administrative and operating expenses	—	132,636	128,856	(72,278)	189,214

Total expenses	92,140	299,141	268,809	(262,964)	397,126

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(22,267)	50,281	263,572	—	291,586
Income tax provision (benefit)	(8,542)	19,122	86,587	—	97,167
Equity in income of consolidated subsidiaries accounted for under the equity method	207,209	176,050	—	(383,259)	—

NET INCOME	193,484	207,209	176,985	(383,259)	194,419
Net income attributed to noncontrolling interest	—	—	(935)	—	(935)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$193,484	$207,209	$176,050	$(383,259)	$193,484

COMPREHENSIVE INCOME	$161,741	$175,466	$150,027	$(324,558)	$162,676
Comprehensive income attributed to noncontrolling interest	—	—	(935)	—	(935)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$161,741	$175,466	$149,092	$(324,558)	$161,741

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(409,285)	$(861,938)	$1,186,657	$442,533	$357,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(11,775,670)	(11,803,380)	9,436,034	(14,143,016)
Collections of receivables	—	12,015,926	9,993,733	(9,436,131)	12,573,528
Change in restricted cash	—	—	110,746	—	110,746
Purchase of equipment on operating leases, net	—	(403,593)	(33,568)	—	(437,161)
Capital expenditures for property and equipment and software	—	(215)	(6)	—	(221)

Net cash from (used in) investing activities	—	(163,552)	(1,732,475)	(97)	(1,896,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	909,222	270,393	(442,436)	737,179
Net change in indebtedness	499,285	(55,293)	(52,826)	—	391,166
Dividends paid to CNH Industrial America LLC	(90,000)	—	—	—	(90,000)

Net cash from (used in) financing activities	409,285	853,929	217,567	(442,436)	1,038,345

DECREASE IN CASH AND CASH EQUIVALENTS	—	(171,561)	(328,251)	—	(499,812)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	308,507	389,101	—	697,608

End of period	$—	$136,946	$60,850	$—	$197,796

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

Trends and Economic Conditions

        Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended September 30, 2015, CNH Industrial's Agricultural Equipment net sales decreased 33.6% compared to the three months ended September 30, 2014. CNH Industrial's Construction Equipment net sales decreased 29.7% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

        In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers ("farmers") may affect the majority of our portfolio.

        The financing we provide to our borrowers is secured by the financed equipment, which typically has a long useful life and is a key component in the end user's sources of income. All of these factors contribute to the strong credit performance of our portfolio in recent periods.

        Net income attributable to CNH Industrial Capital LLC was $54.9 million for the three months ended September 30, 2015, down $3.6 million compared to the same period in 2014. Net income attributable to CNH Industrial Capital LLC was $166.2 million and $193.5 million for the nine months ended September 30, 2015 and 2014, respectively. Lower retail subvention income from affiliates due to a decrease in retail unit sales of CNH Industrial North America equipment was the primary driver for both the quarter-over-quarter and year-over-year decreases. The receivables balance greater than 30 days past due as a percentage of receivables was 0.5%, 0.4% and 0.4% at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

        Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, capital market disruptions, trade agreements and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America's and our results.

Results of Operations

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Revenues

        Revenues for the three and nine months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Interest income on retail notes and finance leases	$55,067	$50,718	$4,349	8.6%
Interest income on wholesale notes	18,915	20,086	(1,171)	(5.8)
Interest and other income from affiliates	100,619	105,872	(5,253)	(5.0)
Rental income on operating leases	55,110	43,025	12,085	28.1
Other income	7,284	14,259	(6,975)	(48.9)

Total revenues	$236,995	$233,960	$3,035	1.3%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Interest income on retail notes and finance leases	$157,218	$150,334	$6,884	4.6%
Interest income on wholesale notes	58,300	52,913	5,387	10.2
Interest and other income from affiliates	306,267	324,971	(18,704)	(5.8)
Rental income on operating leases	156,096	119,228	36,868	30.9
Other income	19,241	41,266	(22,025)	(53.4)

Total revenues	$697,122	$688,712	$8,410	1.2%

        Revenues totaled $237.0 million and $697.1 million for the three and nine months ended September 30, 2015 compared to $234.0 million and $688.7 million for the same periods in 2014. A higher average operating lease portfolio primarily drove the year-over-year increase, partially offset by the decline in other income due to the sale of our commercial revolving account ("CRA") portfolio in 2014. The average yield for the receivables was 5.2% for both the three months ended September 30, 2015 and 2014, and 5.1% and 5.4% for the nine months ended September 30, 2015 and 2014, respectively.

        Interest income on retail notes and finance leases for the three and nine months ended September 30, 2015 was $55.1 million and $157.2 million, respectively, representing increases of $4.3 million and $6.9 million from the same periods in 2014. For the third quarter, the increase was primarily due to a $6.6 million favorable impact from higher interest rates, partially offset by a $2.3 million unfavorable impact from lower average earning assets. For the nine months ended September 30, 2015, compared to the same period in 2014, the increase was due to a $9.2 million favorable impact from higher interest rates, partially offset by a $2.3 million unfavorable impact from lower average earning assets.

        Interest income on wholesale notes for the three and nine months ended September 30, 2015 was $18.9 million and $58.3 million, representing a decrease of $1.2 million for the three months and an increase of $5.4 million for the nine months from the same periods in 2014. The decrease for the third quarter was primarily due to a $3.6 million unfavorable impact from lower interest rates, partially offset by a $2.4 million favorable impact from higher average earning assets. The increase for the nine months ended September 30, 2015 was primarily due to the favorable impact from higher average earning assets with dealers.

        Interest and other income from affiliates for the three and nine months ended September 30, 2015 was $100.6 million and $306.3 million, respectively, compared to $105.9 million and $325.0 million, respectively, for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2015, compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $47.3 million and $146.8 million, respectively, a decrease of $9.3 million and $26.7 million, respectively, from the same periods in 2014. The decrease was primarily due to lower originations. For the three and nine months ended September 30, 2015, compensation from CNH Industrial North America for wholesale marketing programs was $37.3 million and $112.1 million, respectively, compared to $36.7 million and $117.5 million, respectively, for the same periods in 2014. For selected operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $16.0 million and $47.4 million for the three and nine months ended September 30, 2015, an increase of $3.5 million and $13.4 million, respectively, from the same periods in 2014. This increase was primarily due to higher originations.

        Rental income on operating leases for the three and nine months ended September 30, 2015 was $55.1 million and $156.1 million, representing an increase of $12.1 million and $36.9 million from the same periods in 2014. The third quarter increase was due to a $14.4 million favorable impact from higher average earning assets, partially offset by a $2.3 million unfavorable impact from lower rates. The nine-month increase was due to a $47.1 million favorable impact from higher average earning assets, partially offset by a $10.2 million unfavorable impact from lower rates.

        Other income for the three and nine months ended September 30, 2015 was $7.3 million and $19.2 million, respectively, representing a decrease of $7.0 million and $22.0 million from the same periods in 2014. The decrease was largely due to the sale of our CRA portfolio.

Expenses

        Expenses for the three and nine months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Total interest expense	$73,109	$74,115	$(1,006)	(1.4)%
Fees charged by affiliates	11,814	13,288	(1,474)	(11.1)
Provision for credit losses, net	6,403	4,591	1,812	39.5
Depreciation of equipment on operating leases	49,622	37,475	12,147	32.4
Other expenses	14,280	16,039	(1,759)	(11.0)

Total expenses	$155,228	$145,508	$9,720	6.7%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Total interest expense	$219,315	$207,912	$11,403	5.5%
Fees charged by affiliates	36,693	39,619	(2,926)	(7.4)
Provision for credit losses, net	17,540	11,979	5,561	46.4
Depreciation of equipment on operating leases	140,294	101,026	39,268	38.9
Other expenses	30,936	36,590	(5,654)	(15.5)

Total expenses	$444,778	$397,126	$47,652	12.0%

        Interest expense totaled $73.1 million and $219.3 million for the three and nine months ended September 30, 2015, respectively, compared to $74.1 million and $207.9 million for the same periods in 2014. For the third quarter, the decrease was due to a $5.1 million favorable impact from lower average total debt, partially offset by a $4.1 million unfavorable impact from higher average interest rates. For the nine months, the increase was primarily due to an $11.5 million unfavorable impact from higher average interest rates, partially offset by a $0.1 million favorable impact from lower average total debt.

        The provision for credit losses was $6.4 million and $17.5 million for the three and nine months ended September 30, 2015, respectively, compared to $4.6 million and $12.0 million for the same periods in 2014. The increase in the provision for credit losses was primarily due to higher net write-offs.

        For the three and nine months ended September 30, 2015, depreciation of equipment on operating leases was $49.6 million and $140.3 million, respectively, representing increases of $12.1 million and $39.3 million from the same periods in 2014, primarily due to a higher operating lease portfolio.

        The effective tax rates for the three months ended September 30, 2015 and 2014 were 32.9% and 33.6%, respectively. The effective tax rate was 34.0% for the nine months ended September 30, 2015, compared to 33.3% for the same period in 2014. The increase in the effective rate for the nine months ended September 30, 2015 compared to the same period in 2014 was due to favorable discrete tax benefits recorded in 2014.

Receivables and Equipment on Operating Leases Originated and Held

        Receivables and equipment on operating lease originations for the three and nine months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Retail receivables	$872,890	$1,037,914	$(165,024)	(15.9)%
Wholesale receivables	2,276,149	3,364,423	(1,088,274)	(32.3)
Other receivables	—	275,172	(275,172)	(100.0)
Equipment on operating leases	193,046	256,430	(63,384)	(24.7)

Total originations	$3,342,085	$4,933,939	$(1,591,854)	(32.3)%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Retail receivables	$2,474,168	$3,000,218	$(526,050)	(17.5)%
Wholesale receivables	7,407,087	10,404,982	(2,997,895)	(28.8)
Other receivables	—	726,787	(726,787)	(100.0)
Equipment on operating leases	691,739	645,319	46,420	7.2

Total originations	$10,572,994	$14,777,306	$(4,204,312)	(28.5)%

        Total originations for all product types decreased in the three months ended September 30, 2015 compared to the same period in 2014, primarily due to the continued impact of the downturn in the agricultural equipment industry. Increased customer preference for leasing products versus retail products was the primary driver for the higher equipment on operating lease originations for the nine months ended September 30, 2015, compared to the same period in 2014. Lower originations of wholesale receivables was primarily due to the downturn in the agricultural equipment industry.

        Total receivables and equipment on operating leases held as of September 30, 2015, December 31, 2014 and September 30, 2014 were as follows (dollars in thousands):

	September 30, 2015	December 31, 2014	September 30, 2014
Retail receivables	$8,329,384	$8,745,923	$8,790,494
Wholesale receivables	3,646,346	4,138,646	4,659,644
Other receivables	—	—	279,370
Equipment on operating leases	1,696,358	1,458,325	1,298,765

Total receivables and equipment on operating leases	$13,672,088	$14,342,894	$15,028,273

        The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.8%, 0.6% and 0.5% at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. At those same dates, the total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not material. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $38.5 million, $22.8 million and $26.6 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. Total wholesale receivables on nonaccrual status were $62.5 million, $61.0 million and $35.7 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

        Total receivable write-off amounts and recoveries, by product, for the three and nine months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Write-offs:
Retail	$5,663	$2,769	$15,377	$8,378
Wholesale	78	—	334	799
Other	—	1,266	—	3,976

Total write-offs	5,741	4,035	15,711	13,153

Recoveries:
Retail	(443)	(953)	(1,573)	(2,208)
Wholesale	(8)	(390)	(22)	(445)
Other	—	(651)	—	(1,802)

Total recoveries	(451)	(1,994)	(1,595)	(4,455)

Write-offs, net of recoveries:
Retail	5,220	1,816	13,804	6,170
Wholesale	70	(390)	312	354
Other	—	615	—	2,174

Total write-offs, net of recoveries	$5,290	$2,041	$14,116	$8,698

        Our allowance for credit losses on all receivables financed totaled $96.7 million at September 30, 2015, $95.5 million at December 31, 2014 and $104.0 million at September 30, 2014. The year-over-year decrease in the allowance for credit losses as of September 30, 2015 was primarily due to the sale of our CRA portfolio. The level of the allowance is based on quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, collateral value and credit risk quality. We believe our allowance is sufficient to provide for losses in our receivable portfolio as of September 30, 2015.

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

        In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity and capital needs. We have accessed the unsecured bond market in order to add more diversity to our funding sources. As of September 30, 2015, our outstanding unsecured senior notes totaled $3.5 billion. We expect continued changes to our funding profile, with less reliance on the securitization market.

Cash Flows

        For the nine months ended September 30, 2015 and 2014, our cash flows were as follows (dollars in thousands):

	2015	2014
	(in thousands)
Cash flows from (used in):
Operating activities	$420,239	$357,967
Investing activities	341,086	(1,896,124)
Financing activities	(692,082)	1,038,345

Net cash increase (decrease)	$69,243	$(499,812)

        Operating activities in the nine months ended September 30, 2015 generated cash of $420 million, resulting primarily from net income of $166 million, adjusted by depreciation and amortization of $141 million, deferred income tax expense of $39 million and cash from changes in working capital of $55 million. The increase in cash provided by operating activities for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to a $22 million improvement in working capital, a $39 million increase in depreciation expense, and a $24 million increase in deferred income tax expense, partially offset by a $28 million decrease in net income.

        Investing activities in the nine months ended September 30, 2015 generated cash of $341 million, resulting primarily from a net liquidation in receivables of $607 million, a decrease in restricted cash of $210 million and proceeds from the sale of equipment on operating leases of $216 million, partially offset by $692 million in expenditures for equipment on operating leases. The increase in cash provided by investing activities for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to a $2,176 million net decrease in receivables acquired.

        Financing activities in the nine months ended September 30, 2015 used cash of $692 million, resulting primarily from net cash paid on affiliated debt of $862 million, a $60 million redemption of preferred stock and a $115 million dividend paid to CNH Industrial America, partially offset by net proceeds received from long-term debt of $105 million. The increase in cash used in financing activities in the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to a $1,600 million and a $643 million increase in net cash payment on affiliated debt and long-term debt, respectively, the $60 million redemption of preferred stock of subsidiary and higher dividends of $25 million paid to CNH Industrial America, partially offset by an increase in short-term borrowings of $598 million in 2014.

Securitization

        CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost-effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Industrial Capital has completed public and private issuances of asset-backed securities in both the U.S. and Canada and, as of September 30, 2015, the amounts outstanding were approximately $7.5 billion.

Committed Asset-Backed Facilities

        CNH Industrial Capital has committed asset-backed facilities with several banks, primarily through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.1 billion at September 30, 2015, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At September 30, 2015, approximately $1.2 billion of funding was available for use under these facilities.

Unsecured Funding

        As of September 30, 2015, we had outstanding unsecured senior notes of $750 million at an annual fixed rate of 3.875% due 2015, $500 million at an annual fixed rate of 6.250% due 2016, $500 million at an annual fixed rate of 3.250% due 2017, $600 million at an annual fixed rate of 3.625% due 2018, $600 million at an annual fixed rate of 3.875% due 2018, and $500 million at an annual fixed rate of 3.375% due 2019. On November 1, 2015, we repaid $750 million of our 3.875% notes due 2015.

        As of September 30, 2015, we had available a $250 million, unsecured credit facility with a consortium of banks, with a final maturity in June 2017.

        As of September 30, 2015, we had a $100 million unsecured term loan with a final maturity date in March 2018.

        On July 8, 2015, we terminated a $250 million, unsecured facility, consisting of a $150 million term loan and a $100 million revolving credit facility.

Affiliate Sources

        CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various on-book assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. At September 30, 2015, we had no affiliated debt compared to affiliated debt of $862 million at December 31, 2014.

Equity Position

        Our equity position also supports our capabilities to access various funding sources. Our stockholder's equity at September 30, 2015 and December 31, 2014 was $1.5 billion and $1.6 billion, respectively.

        During the first quarter of 2015, CNH Industrial Capital LLC paid a cash dividend of $15 million to CNH Industrial America and CNH Industrial Capital Canada paid a cash dividend on preferred stock of C$0.7 million ($0.6 million) to CNH Industrial Canada Ltd. In addition, CNH Industrial Capital Canada redeemed all of its outstanding preferred stock for C$77 million ($60 million).

        During the third quarter of 2015, CNH Industrial Capital LLC paid a cash dividend of $100 million to CNH Industrial America.

Liquidity

        The majority of CNH Industrial Capital's debt is self-liquidating from the cash generated by the underlying amortizing receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset-backed facilities until being refinanced in the term ABS market or with other third-party debt. The majority of new wholesale receivables are financed through a master trust and funded by variable funding notes or on a term basis. Our liquidity available for use as of September 30, 2015 is as follows (dollars in thousands):

2015
Cash, cash equivalents and restricted cash	$1,048,770
Committed asset-backed facilities	3,059,077
Committed unsecured facilities	250,000

Total cash and facilities	4,357,847
Less: restricted cash	(631,540)
Less: facilities utilization	(1,907,402)

Total available for use	$1,818,905

        The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

        In connection with a limited number of funding transactions, we provide financial guarantees to various parties on behalf of certain foreign financial services subsidiaries of CNHI for approximately $261.4 million as of September 30, 2015. The guarantees are in effect for the term of the underlying funding facilities plus 365 days. The underlying facilities are renewable annually.

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

        Our outlook is predominantly based on our interpretation of what we consider to be key economic assumptions and involves risk and uncertainties that could cause actual results to differ (possibly materially) from such forward- looking statements. Macroeconomic factors including monetary policy, interest rates, currency exchange rates, inflation, deflation, credit availability and government intervention in an attempt to influence such factors may have a material impact on our customers and the demand for our financing products and services. The demand for CNH Industrial North America's products and, in turn, our financing products and services is influenced by a number of factors, including among other things: general economic conditions; changes in governmental banking, monetary and fiscal policies; legislation, particularly relating to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; actions of competitors in the various industries in which CNH Industrial competes; development and use of new technologies and technological difficulties; compliance requirements (including engine emissions legislation and/or regulations); production difficulties, including capacity and supply constraints and excess inventory levels; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; a decline in the price of used equipment; the effect of changes in laws and regulations; the resolution of pending litigation and investigations on a wide range of topics, including dealer and supplier litigation, intellectual property right disputes, product warranty and defective product claims, emissions and/or fuel economy regulatory and contractual issues; political and civil unrest; volatility and deterioration of capital and financial markets, including further deterioration of the Eurozone sovereign debt crisis, other similar risks and uncertainties and our success, and CNH Industrial's success, in managing the risks involved in the foregoing.

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

Critical Accounting Policies and Estimates

        See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2014 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended September 30, 2015.

New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On August 12, 2015, the FASB approved deferring the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The FASB also permitted ASU 2014-09 to be adopted early, but not before the original effective date of annual periods beginning after December 15, 2016. We are in the process of assessing the impact of the adoption of ASU 2014-09 on our financial position, results of operations and cash flows.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2015. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital's financial position or results of operations.

Item 1A.    Risk Factors

        See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the nine months ended September 30, 2015.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit		Description
4.1		Indenture, dated as of September 11, 2015, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.9 to the registration statement on Form F-3 of the registrant (File No. 333-206891-03)).

12.1		Statement regarding computation of ratio of earnings to fixed charges.

31.1		Certifications of President Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification required by Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Changes in Stockholder's Equity for the nine months ended September 30, 2015 and 2014 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: November 2, 2015	By:	/s/ BRETT D. DAVIS
		Name:	Brett D. Davis
		Title:	Chairman and President