Form 10-K
period 2015-12-31
CNH Industrial Capital LLC
filed 2016-03-04
CIK 1552493

Use these links to rapidly review the document

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☒ Yes*    ☐ No

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         As of March 4, 2016, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

         The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

*
Pursuant to Paragraph (1)(ii)(C) of the definition of "Well-Known Seasoned Issuer" in Rule 405 under the Securities Act.

PART I

Item 1.    Business

Overview

        CNH Industrial Capital LLC (together with its consolidated subsidiaries, "CNH Industrial Capital," the "Company" or "we") is an indirect wholly-owned subsidiary of CNH Industrial N.V. ("CNHI" and, together with its consolidated subsidiaries, "CNH Industrial") and is headquartered in Racine, Wisconsin. As a captive finance company, our primary business is to underwrite and manage financing products for end-use customers and dealers of CNH Industrial America LLC ("CNH Industrial America") and CNH Industrial Canada Ltd. (collectively, "CNH Industrial North America") and provide other related financial products and services to support the sale of agricultural and construction equipment sold by CNH Industrial North America. We also provide wholesale and retail financing related to new and used agricultural and construction equipment manufactured by entities other than CNH Industrial North America. We are often able to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or reward cards redeemable for parts or services), due to our participation in subsidized financing programs sponsored by CNH Industrial North America, which reimburses us for some or all of the cost of such terms. The primary operating subsidiaries of CNH Industrial Capital LLC include CNH Industrial Capital America LLC ("CNH Industrial Capital America"), New Holland Credit Company, LLC ("New Holland Credit") and CNH Industrial Capital Canada Ltd. ("CNH Industrial Capital Canada"). CNH Industrial Capital America is the primary financing and business entity of CNH Industrial Capital for the United States that enters into retail and wholesale financing arrangements with end-use customers and equipment dealers, and CNH Industrial Capital Canada performs the same functions in Canada, while New Holland Credit acts as the servicer for retail and wholesale receivables originated by CNH Industrial Capital America.

        CNH Industrial is the company formed by the merger, completed September 29, 2013, between Fiat Industrial S.p.A. ("Fiat Industrial") and CNH Global N.V. ("CNH Global"), the former indirect parents of CNH Industrial Capital. As a result of the merger, CNH Industrial Capital LLC and its primary operating subsidiaries, including CNH Industrial Capital America, New Holland Credit and CNH Industrial Capital Canada, have become indirect wholly-owned subsidiaries of CNHI (with all of the equity interests in CNH Industrial Capital LLC owned by CNHI through intermediate companies, through which CNHI exercises indirect control over CNH Industrial Capital LLC). CNHI is incorporated in and under the laws of The Netherlands. CNHI has its corporate seat in Amsterdam, The Netherlands, and its principal office in London, England.

        CNH Industrial Capital offers retail loan and lease financing to end-use customers for the purchase of new and used equipment and components, as well as other financial services. CNH Industrial Capital also provides wholesale financing to CNH Industrial North America equipment dealers and distributors (all of which are independently owned and operated). Wholesale financing consists primarily of dealer floorplan financing and gives dealers the ability to maintain a representative inventory of new products. In addition, CNH Industrial Capital provides financing to dealers for used equipment taken in trade, equipment utilized in dealer-owned rental yards, parts inventory, working capital and other financing needs. As a holding company, CNH Industrial Capital LLC generally does not conduct operations of its own, but relies on its subsidiaries for the generation and distribution of profits.

        CNH Industrial Capital's revenue is primarily generated through the income of its portfolio and the income generated through marketing programs with CNH Industrial North America. The size of the portfolio is in part related to the level of equipment sales by CNH Industrial North America. The portfolio profitability is linked to the difference between lending and borrowing rates, the credit quality of the borrowers and the value of collateral. For the years ended December 31, 2015 and 2014, the percentage of revenue derived by us from CNH Industrial North America and other CNH Industrial subsidiaries was 44% and 47%, respectively.

        Our retail borrowers are generally commercial entities and, in many cases, have had a previous borrowing relationship with CNH Industrial Capital. Retail receivables are secured by the purchased equipment, which generally has a longer useful life than the term of the receivable. Wholesale financings are likewise secured by the equipment purchased by the dealer.

        CNH Industrial Capital funds its operations and lending activity through a combination of term receivables securitizations, committed secured and unsecured facilities, unsecured bonds, affiliate financing and retained earnings. CNH Industrial Capital's current funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments and funding options.

        To help fund its retail and wholesale financing business, CNH Industrial Capital participates in the asset backed securitization markets. CNH Industrial Capital periodically transfers retail and wholesale receivables originated from end-use customers and dealers to special purpose entities, in exchange for cash proceeds from asset backed securities issued by these special purpose entities. Investors in these asset-backed securities in turn receive payments on their securities based on the cash flows from the transferred receivables. CNH Industrial Capital continues to service the transferred receivables and maintains a cash reserve account, which provides security to investors in the event that cash collections from the receivables are not sufficient to permit principal and interest payments to the holders of the securities. These special purpose entities and the investors in the asset backed securities have no recourse, beyond the applicable cash reserve account, for failure of any end-use customers or dealers to make payments on the transferred receivables when due.

        In addition to portfolio quality and funding costs, CNH Industrial Capital's long-term profitability is also dependent on service levels and operational effectiveness. CNH Industrial Capital performs billing and collection services, customer support, repossession and remarketing functions, reporting and data management operations and marketing activities.

        As of December 31, 2015, CNH Industrial Capital had total assets of $15.1 billion and total stockholder's equity of $1.5 billion. For the year ended December 31, 2015, CNH Industrial Capital had total revenues of $929.1 million and net income attributable to CNH Industrial Capital LLC of $217.3 million. As of December 31, 2015, CNH Industrial Capital had outstanding debt (excluding debt owed to affiliates) of $12.8 billion, approximately 74% of which represented secured debt as of such date.

Relationship with CNH Industrial

        CNH Industrial organizes its operations into five operating segments: Agricultural Equipment, Construction Equipment, Commercial Vehicles, Powertrain and Financial Services. CNH Industrial's five segments design, produce, market, sell and finance agricultural and construction equipment, trucks, commercial vehicles, buses and specialty vehicles for firefighting, defense and other uses, as well as engines and transmissions for those vehicles and engines for marine and power generation applications. CNH Industrial has industrial and financial service companies located in 45 countries and a commercial presence in approximately 180 countries around the world.

        CNH Industrial's Agricultural Equipment segment designs, manufactures and distributes a full line of farm machinery and implements, including two-wheel and four-wheel drive tractors, crawler tractors (Quadtrac®), combines, cotton pickers, grape and sugar cane harvesters, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements and material handling equipment. Agricultural equipment is sold in North America under the New Holland Agriculture and Case IH Agriculture brands. Following CNH Industrial's acquisition of substantially all of the assets of Miller-St. Nazianz, Inc. ("Miller") in November 2014, certain agricultural equipment products are also sold under the Miller brand, primarily in North America.

        CNH Industrial's Construction Equipment segment designs, manufactures and distributes a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders, compact track loaders and telehandlers. Construction equipment is sold in North America under the New Holland Construction and Case Construction brands.

        As of December 31, 2015 and 2014, CNH Industrial had total assets of $46.7 billion and $51.9 billion and total equity of $4.8 billion and $5.0 billion, respectively.

        For the years ended December 31, 2015 and 2014, CNH Industrial had total revenues of $25.9 billion and $32.6 billion, respectively, and net income attributable to CNH Industrial N.V. of $253 million and $710 million, respectively. For the year ended December 31, 2015, CNH Industrial's net sales of agricultural equipment and net sales of construction equipment generated in NAFTA (United States, Canada and Mexico) were $4.7 billion and $1.4 billion, respectively, representing decreases of 32% and 6% from the same period in 2014.

        CNH Industrial Capital is a key financing source for CNH Industrial North America's end-use customers and dealers. CNH Industrial North America offers subsidized financing programs such as low-rate, interest-free or interest-only periods and other sales incentive programs. We participate in and receive reimbursement for these programs, which allow us to offer financing to customers at advantageous terms.

        Although our primary focus is to finance CNH Industrial North America equipment, we also provide retail and wholesale financing related to new and used agricultural and construction equipment manufactured by entities other than CNH Industrial North America. We are dependent on CNH Industrial North America for substantially all of our business, with revenues related to financing provided to CNH Industrial North America dealers and retail customers purchasing and/or leasing from CNH Industrial North America and its dealers accounting for over 90% of our total revenues for the year ended December 31, 2015, and with loan portfolios attributable to such financing accounting for over 90% of our total managed receivables as of December 31, 2015.

        The size of our lending portfolio is related to the level of equipment sales by CNH Industrial North America, which is driven by the strength of the agricultural and construction markets. The credit quality of our portfolio reflects the underwriting standards of CNH Industrial Capital, which are developed internally and independent of the sales volume goals of CNH Industrial North America.

        We borrow from our affiliates as one of the funding sources for our operations and lending activity. As of December 31, 2015 and 2014, we had outstanding affiliate borrowings of $22.6 million and $862.4 million, respectively, representing 0.2% and 6.3% of our total debt.

        CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2015 and 2014, we incurred fees charged by our affiliates of $46.8 million and $49.5 million, respectively, representing 15% and 19% of our total administrative and operating expenses.

        Effective as of September 29, 2013, in connection with the merger of CNH Global with and into CNHI, CNHI assumed all of CNH Global's obligations under a support agreement, pursuant to which CNHI has agreed to, among other things, (a) make cash capital contributions to us, to the extent necessary to cause our ratio of net earnings available for fixed charges to fixed charges to be not less than 1.05 for each fiscal quarter (with such ratio determined, on a consolidated basis and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), for such fiscal quarter and the immediately preceding three fiscal quarters taken as a whole), (b) generally maintain an ownership of at least 51% of the voting equity interests in us and (c) cause us to have, as of the end of any fiscal quarter, a consolidated tangible net worth of at least $50 million. The support agreement is not intended to be and is not a guarantee by CNHI of our indebtedness or other obligations. The obligations of CNHI to us pursuant to this support agreement are to us only and do not run to, and are not enforceable directly by, any creditor of ours, including holders of our notes or the trustee under the indenture governing our notes. The support agreement may be modified, amended or terminated, at CNHI's election, upon thirty days'

prior written notice to us and the rating agencies, if (a) the modification, amendment or termination would not result in a downgrade of our rated indebtedness; (b) the modification, amendment or notice of termination provides that the support agreement will continue in effect with respect to our rated indebtedness then outstanding; or (c) we have no long-term rated indebtedness outstanding.

Products and Services

        CNH Industrial Capital's financing products and services fall into the following main categories:

          Retail (72.8% of managed portfolio as of December 31, 2015):    CNH Industrial Capital provides and administers retail financing to end-use customers for the purchase or lease of new and used CNH Industrial North America equipment or other agricultural and construction equipment sold primarily through CNH Industrial North America dealers and distributors. Retail financing products primarily include retail installment sales contracts, finance leases and operating leases to end-use customers. The terms of retail contracts, finance leases and operating leases generally range from two to six years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America.

          CNH Industrial Capital utilizes a proprietary credit scoring model as part of the retail credit approval and review process. CNH Industrial Capital also provides servicing and collection operations generally performed through its subsidiary, New Holland Credit, for the retail financing products.

          Wholesale (27.2% of managed portfolio as of December 31, 2015):    CNH Industrial Capital provides wholesale financing to dealers to finance purchases of new and used agricultural and construction equipment and parts. In addition, CNH Industrial Capital extends credit to dealers for working capital and other financing needs. Currently, credit is extended to approximately 1,000 CNH Industrial North America dealers (with each being a separate legal entity) with approximately 1,800 locations in North America.

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

          In October 2014, CNH Industrial Capital closed on a series of agreements with Citibank, N.A. and certain affiliates of Citibank, N.A. (together, "Citi"), pursuant to which Citi acquired CNH Industrial Capital's portfolio of commercial revolving accounts ("CRA") receivables. Pursuant to these agreements, Citi offers a private-label CRA product through CNH Industrial dealers in North America.

Competition

        CNH Industrial Capital's financing products and services are intended to be competitive with those available from third parties. CNH Industrial North America sponsors certain marketing programs that allow us to offer financing to customers at competitive or advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or reward cards redeemable for parts or services). Under these programs, including our low-rate financing programs or interest waiver programs, we are compensated by CNH Industrial North America for some or all of the cost of such terms. This support from CNH Industrial North America provides a material competitive advantage in offering financing to customers of CNH Industrial North America's products.

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

Employees

        As of December 31, 2015, CNH Industrial Capital had approximately 430 employees, none of which were represented by unions.

Item 1A.    Risk Factors

        CNH Industrial Capital LLC is an indirect wholly-owned subsidiary of CNHI. The results of operations of the Company are affected by its relationships with CNH Industrial North America.

        The following risks are considered the most significant to the Company's business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 16 and the other risks described in the Cautionary Note Regarding Forward-Looking Statements beginning on page 28. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and projected future results. Except as may be required by law, we undertake no obligation to publicly update these risks or any forward-looking statements, whether as a result of new information, future events, or otherwise.

Risks Related to Our Indebtedness and Liquidity

Credit rating changes could affect our access to funding and our cost of funds, which could in turn adversely affect our financial position and results of operations.

        Our access to, and cost of, funding depends on, among other things, the credit ratings of us, CNHI and our asset-backed securitization ("ABS") transactions. The rating agencies may change our credit ratings or take other similar actions, which could affect our access to the capital markets and the cost and terms of future borrowings and, therefore, could adversely affect our financial position and results of operations. A lack of funding could result in our inability to meet customer demand for equipment financing, while increased funding costs could lead to deteriorating margins, decreased profits and could result in our inability to meet customer demand at attractive interest rates, which in turn may adversely affect our financial position and results of operations.

We have significant outstanding indebtedness, which may limit our ability to obtain additional funding and limit our financial and operating flexibility.

        As of December 31, 2015, we had an aggregate of $12.9 billion of consolidated indebtedness and our equity was $1.5 billion.

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

  •
  we may not be able to adjust rapidly to changing market conditions, which may make us more vulnerable to a downturn in general economic conditions; and

  •
  we may not be able to access the capital markets on favorable terms, which may adversely affect our ability to provide competitive retail and wholesale financing programs.

Restrictive covenants in our debt agreements could limit our financial and operating flexibility.

        The indentures governing our outstanding indebtedness contain, and other credit agreements to which we are a party may contain, covenants that restrict our ability and/or that of our subsidiaries to, among other things:

  •
  incur additional indebtedness;

  •
  make certain investments;

  •
  enter into certain types of transactions with affiliates;

  •
  sell certain assets or merge with or into other companies;

  •
  use assets as security in other transactions; and/or

  •
  enter into sale and leaseback transactions.

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

        Although we do not believe any of these covenants materially restrict our operations currently, a breach of one or more of the covenants could result in adverse consequences that could negatively impact our businesses, results of operations and financial position. These consequences may include the acceleration of amounts outstanding under certain of our credit facilities, triggering an obligation to redeem certain debt securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the facilities or to enter into new facilities or the lowering or modification of CNHI's or our credit ratings. We cannot assure you that we will continue to comply with each restrictive covenant at all times, particularly if we were to encounter challenging and volatile market conditions.

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

  •
  general economic conditions;

  •
  the price of agricultural commodities and the relative level of inventories;

  •
  the profitability of agricultural enterprises, farmers' income and their capitalization;

  •
  the demand for food products;

  •
  agricultural policies, including aid and subsidies to agricultural enterprises provided by governments and/or supranational organizations as well as alternative fuel mandates;

  •
  unfavorable climatic conditions, especially during the spring, a particularly important period for generating CNH Industrial North America's sales orders;

  •
  public infrastructure spending;

  •
  new residential and non-residential construction; and

  •
  changes in currency exchange rates and interest rates.

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

        CNH Industrial North America sponsors certain marketing programs that allow us to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or reward cards redeemable for parts or services). This support from CNH Industrial North America provides a material competitive advantage in offering financing to customers of CNH Industrial North America's products. Any elimination or reduction of these marketing programs, which affects our ability to offer competitively priced financing to customers, could in turn reduce the percentage of CNH Industrial North America's products financed by us and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the years ended December 31, 2015, 2014 and 2013, the revenues recognized by us from CNH Industrial North America for marketing programs were $409.0 million, $437.4 million and $413.4 million, respectively, representing 44%, 47% and 48% of our total revenues.

        CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2015, 2014 and 2013, we incurred fees charged by our affiliates of $46.8 million, $49.5 million and $56.4 million, respectively, representing 15%, 19%, and 28%, respectively, of our total administrative and operating expenses.

An increase in customer credit risk may result in higher delinquencies and defaults, and deterioration in collateral valuation may reduce our collateral recoveries, which could increase losses on our receivables and operating leases and adversely affect our financial position and results of operations.

        Fundamental to any organization that extends credit is the credit risk associated with its customers. The creditworthiness of each customer, rates of delinquency and default, repossessions and net losses on customer receivables are impacted by many factors, including:

  •
  relevant industry and general economic conditions (in particular, those conditions most directly affecting the agricultural and construction industries);

  •
  the availability of capital;

  •
  the terms and conditions applicable to extensions of credit;

  •
  changes in interest rates;

  •
  the experience and skills of the customer's management team;

  •
  commodity prices;

  •
  political events;

  •
  the weather; and

  •
  the value of the collateral securing the extension of credit.

        Deterioration in the quality of our financial assets, an increase in delinquencies or defaults, or a reduction in collateral recovery rates could have an adverse impact on our financial performance. These risks become more acute in an economic slowdown or recession due to decreased demand for (or availability of) credit, declining asset values, changes in government subsidies, reductions in collateral to receivable balance ratios, and an increase in insolvencies, foreclosures and losses. In such circumstances, our receivable servicing and litigation costs may also increase. In addition, governments may pass laws, or implement regulations, that modify rights and obligations under existing agreements, or which prohibit or limit the exercise of contractual rights.

        When a borrower defaults on a receivable and we repossess collateral securing the repayment of the receivable, our ability to recover or mitigate losses by selling the collateral is subject to the current market value of such collateral. Those values are affected by levels of new and used inventory of agricultural and construction equipment on the market. They are also dependent upon the strength of market demand for new and used agricultural and construction equipment. In addition, repossessed collateral may be in poor condition, which would reduce its value. Finally, relative pricing of used equipment, compared with new equipment, can affect levels of market demand and the resale of repossessed equipment. An industry-wide decrease in demand for agricultural or construction equipment could result in lower resale values for repossessed equipment, which could increase losses on receivables and operating leases, adversely affecting our financial position and results of operations.

Changes in interest rates and market liquidity could have a material adverse effect on our earnings and cash flows.

        Because a significant number of our receivables are generated at fixed interest rates, our business is subject to fluctuations in interest rates. Although we seek to match fund our assets, with approximately 69% of our receivables and approximately 74% of our funding at a fixed rate, respectively, as of December 31, 2015, changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow. We also rely on the capital markets and a variety of funding programs to provide liquidity for our operations, including committed asset-backed and unsecured facilities and the issuance of secured and unsecured debt. Significant changes in market liquidity conditions could affect our access to funding and the associated funding costs and reduce our earnings and cash flow.

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

        We have traditionally relied upon the term ABS market and committed asset-backed facilities as a primary source of funding and liquidity. Access to funding at competitive rates is essential to our business. A significant reduction in liquidity in the secondary market for ABS transactions could adversely affect our ability to sell receivables on a favorable or timely basis. Such conditions could have an adverse impact on our access to funding, financial position and results of operations.

If we breach our representations and warranties in connection with our ABS transactions, we may be required to repurchase non-conforming receivables from the securitization vehicles, which could have an adverse effect on our financial position, results of operations and cash flows.

        In connection with our ABS transactions, we make customary representations and warranties regarding the receivables being securitized, as disclosed in the related offering documents. While no recourse provisions exist that allow holders of asset-backed securities issued by our trusts to require us to repurchase those securities, a breach of these representations and warranties could give rise to an obligation to repurchase non-conforming receivables from the trusts. Any obligation to make future repurchases could have an adverse effect on our financial position, results of operations and cash flows.

Certain of our operations are subject to supervision and regulation by governmental authorities and changes in applicable laws or regulations may adversely impact our ability to engage in related business activities or increase the cost of our operations, thus adversely affecting our business, financial position and results of operations.

        Our operations are subject, in certain instances, to supervision and regulation by various governmental authorities. These operations are also subject to various laws, as well as judicial and administrative decisions and interpretations, imposing requirements and restrictions, which among other things:

  •
  regulate credit granting activities, including establishing licensing requirements;

  •
  establish maximum interest rates, finance and other charges;

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

        The various requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act"), including its many implementing regulations, may substantially affect our origination, servicing and securitization programs. For example, the Dodd-Frank Act strengthens the regulatory oversight of ABS securities and capital market activities by the SEC and increases the regulation of the ABS markets through, among other things, a mandated risk retention requirement for securitizers, a loan level disclosure requirement for certain securitizers and a direction to the SEC to regulate credit rating agencies. While we will continue to monitor these developments and their effect upon our access to the ABS market, these and future SEC regulations may affect our ability to engage in these activities or increase the effective cost of ABS transactions in the future, which could adversely affect our financial position, results of operations and cash flows.

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

        In addition, natural disasters, pandemic illness, equipment failures, power outages, disruptions to our information technology systems and networks or other unexpected events could result in physical damage to and complete or partial closure of one or more of CNH Industrial's facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of CNH Industrial's products to dealers and customers and delay in delivery of products to distribution centers. If such events occur, our financial results might be negatively impacted. Our existing insurance arrangements may not protect against all costs that may arise from such events.

Changes in demand for food and alternate energy sources could impact our revenues.

        Changing worldwide demand for farm outputs to meet the world's growing food and alternative energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which affect sales of agricultural equipment. While higher commodity prices will benefit our crop producing agricultural equipment customers, higher commodity prices also result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. Lower commodity prices directly affect farm income, which could negatively affect sales of agricultural equipment. Moreover, changing alternative energy demands may cause farmers to change the types or quantities of the crops they grow, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for CNH Industrial North America's equipment and result in higher research and development costs related to equipment fuel standards.

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

        Global economic conditions may place financial stress on our dealers. Dealer financial difficulties may impact their equipment financing and inventory management decisions, as well as their ability to provide services to their customers purchasing CNH Industrial North America equipment. Accordingly, additional financial strains on members of the CNH Industrial North America dealer network resulting from current or future economic conditions could adversely impact our financial position and results of operations.

A decrease in the value of the equipment that we lease or higher than expected return volumes of our leased equipment could adversely affect our results.

        We estimate the expected residual values of leased equipment at the inception of the lease, which is the estimated future value of leased equipment at the time of the expiration of the lease term. The residual values are reviewed quarterly. Changes in residual value assumptions would affect the amount of depreciation expense and the net amount of equipment on operating leases. If estimated future values significantly decline due to economic factors, obsolescence, the overall industry volume of lease returns, or other adverse circumstances, we may not realize such residual value, which could reduce our earnings.

        Actual proceeds realized by us upon the sale of returned leased equipment at lease termination may be lower than the amount projected. Among the factors that can affect the value of returned lease equipment are the volume of equipment returned (primarily affected by contractual lease-end values relative to prevailing market values and marketing programs for new equipment), any significant trends in the used equipment market and any new product trends. Each of these factors, alone or in combination, has the potential to adversely affect our profitability if actual results were to differ significantly from our estimates.

        As of December 31, 2015, our total operating lease residual values were $1,452.6 million.

Our business operations may be impacted by various types of claims, lawsuits, and other contingent obligations.

        We are involved in various lawsuits and other legal proceedings that arise in the ordinary course of our business. The ultimate outcome of the legal matters pending against us or our subsidiaries is uncertain. Furthermore, we could in the future become subject to judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations in any particular period. In addition, while we maintain insurance coverage with respect to certain claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

Our affiliates may cease to provide us with financing support.

        During the capital markets crisis, which had a material adverse effect on the ABS markets, we relied more heavily upon financing provided by CNH Industrial and its predecessors. In the event of a repeat of the severe downturn in the ABS markets, we would need to look to alternative funding sources, including CNH Industrial, though CNH Industrial would have no obligation to provide such financing (other than the obligations assumed by CNHI under the support agreement, dated November 4, 2011). To the extent CNH Industrial does not provide such financing to us when needed, we could suffer from a lack of funding and/or incur increased funding costs if funding is obtained through other third-party sources.

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

        Our financial statements are prepared in accordance with U.S. GAAP, which are periodically revised. At times, we are required to adopt new or revised accounting standards issued by recognized bodies. It is possible such changes could have a material adverse effect on our reported results of operations or financial position. See "Note 2: Summary of Significant Accounting Policies" to our audited consolidated financial statements for the year ended December 31, 2015 for additional information on the adoption of new accounting guidance.

Risks related to increased information technology security threats.

        We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties, to operate our business, and we collect and store sensitive data. Operating these information technology systems and networks and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Additionally, increased information technology security threats and more sophisticated computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.

        While we actively manage information technology security risks within our control, there can be no assurance that such actions will be sufficient to mitigate all potential risks to our systems, networks and data.

        A failure or breach in security could expose us and our customers and dealers to risks of misuse of information or systems, the compromising of confidential information, manipulation and destruction of data and operations disruptions, which in turn could adversely affect our reputation, competitive position, businesses and results of operations. Security breaches could also result in litigation, regulatory action and potential liability, as well as higher operational and other costs of implementing further data protection measures. In addition, as security threats continue to evolve we may need to invest additional resources to protect the security of our systems.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        All of CNH Industrial Capital LLC's limited liability company interests are owned by CNH Industrial America, which is indirectly wholly-owned by CNHI. There is currently no established trading market for CNH Industrial Capital LLC's limited liability company interests. CNH Industrial Capital LLC paid cash dividends of $170 million, $115 million and $200 million to CNH Industrial America in 2015, 2014 and 2013, respectively. CNH Industrial Capital Canada paid a cash dividend on preferred stock of C$0.7 million ($0.6 million) and C$26 million ($24 million) to CNH Industrial Canada Ltd. in 2015 and 2014, respectively. In addition, in 2015, CNH Industrial Capital Canada redeemed all of its outstanding preferred stock for C$77 million ($60 million).

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

Trends and Economic Conditions

        Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the year ended December 31, 2015, CNH Industrial's net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $4.7 billion and $1.4 billion, respectively, representing decreases of 32% and 6% from the same period in 2014.

        In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers ("farmers") may affect the majority of our portfolio.

        Net income attributable to CNH Industrial Capital LLC was $217.3 million for the year ended December 31, 2015, compared to $258.0 million for the year ended December 31, 2014. The decrease in net income was primarily due to a reduction in net interest margin, increased costs associated with the operating lease portfolio and higher provisions for credit losses, partially offset by lower operating expenses due to ongoing cost reduction initiatives and the sale of our CRA portfolio in 2014. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.6%, 0.4% and 0.4% at December 31, 2015, 2014 and 2013, respectively.

        Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, capital market disruptions, trade agreements, and financial regulatory reform. Significant volatility in the price of certain commodities could also affect CNH Industrial North America's and our results.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

        Revenues for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	2015	2014	$ Change	% Change
Interest income on retail notes and finance leases	$208,381	$204,452	$3,929	1.9%
Interest income on wholesale notes	72,326	74,450	(2,124)	(2.9)
Interest and other income from affiliates	408,979	437,435	(28,456)	(6.5)
Rental income on operating leases	214,187	165,914	48,273	29.1
Other income	25,207	52,500	(27,293)	(52.0)

Total revenues	$929,080	$934,751	$(5,671)	(0.6)%

        Revenues totaled $929.1 million for the year ended December 31, 2015 compared to $934.8 million for the year ended December 31, 2014. A higher average operating lease portfolio primarily drove the year-over-year increase in rental income, which was more than offset by the decline in other income due to the sale of our CRA portfolio in 2014 and a reduction in income from affiliates. The average yield for the receivables was 5.1% for the year ended December 31, 2015, compared to 5.4% for the year ended December 31, 2014.

        Interest income on retail notes and finance leases for the year ended December 31, 2015 was $208.4 million, representing an increase of $3.9 million from the year ended December 31, 2014. The increase was primarily due to a $9.7 million favorable impact from higher interest rates, partially offset by a $5.8 million unfavorable impact from lower average earning assets.

        Interest income on wholesale notes for the year ended December 31, 2015 was $72.3 million, representing a decrease of $2.1 million from the year ended December 31, 2014. The decrease was primarily due to a $10.9 million unfavorable impact from lower interest rates, partially offset by a $8.8 million favorable impact from higher average earning assets.

        Interest and other income from affiliates for the year ended December 31, 2015 was $409.0 million compared to $437.4 million for the year ended December 31, 2014. Compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $193.0 million and $228.0 million for the years ended December 31, 2015 and 2014, respectively. The decrease was primarily due to lower originations. For the year ended December 31, 2015, compensation from CNH Industrial North America for wholesale marketing programs was $152.0 million compared to $161.3 million for the prior year. The decrease was primarily due to lower originations and the mix of programs. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $64.0 million and $48.0 million for the years ended December 31, 2015 and 2014, respectively. The increase was primarily due to higher average earning assets.

        Rental income on operating leases for the year ended December 31, 2015 was $214.2 million, representing an increase of $48.3 million from the year ended December 31, 2014. The increase was primarily due to a $59.4 million favorable impact from higher average earning assets, partially offset by an $11.1 million unfavorable impact from lower lease rates.

        Other income for the year ended December 31, 2015 was $25.2 million, representing a decrease of $27.3 million from the year ended December 31, 2014. The decrease was largely due to the sale of our CRA portfolio in 2014.

Expenses

        Expenses for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	2015	2014	$ Change	% Change
Total interest expense	$290,273	$286,428	$3,845	1.3%
Fees charged by affiliates	46,771	49,539	(2,768)	(5.6)
Provision for credit losses, net	21,895	14,124	7,771	55.0
Depreciation of equipment on operating leases	193,802	141,688	52,114	36.8
Other expenses	49,499	56,604	(7,105)	(12.6)

Total expenses	$602,240	$548,383	$53,857	9.8%

        Interest expense totaled $290.3 million for the year ended December 31, 2015 compared to $286.4 million for the year ended December 31, 2014. The increase was primarily due to a $15.8 million unfavorable impact from higher average interest rates, partially offset by $12.0 million favorable impact from lower average total debt. The average interest rate was 1.9% for the year ended December 31, 2015 compared to 1.8% for the year ended December 31, 2014.

        The provision for credit losses was $21.9 million for the year ended December 31, 2015 compared to a provision of $14.1 million for the year ended December 31, 2014. The increase in 2015 was primarily due to higher net retail write-offs.

        Depreciation of equipment on operating leases increased by $52.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to a higher average operating lease portfolio.

        Other expenses decreased by $7.1 million for the year ended December 31, 2015 compared to the prior year as ongoing cost reduction initiatives and lower CRA related costs were partially offset by higher net operating lease expenses.

        The effective tax rate for the year ended December 31, 2015 was 33.4%, compared to 32.9% for the year ended December 31, 2014. The increase in the effective tax rate in 2015 was primarily due to a discrete tax benefit recorded in 2014.

Receivables and Equipment on Operating Leases Originated and Held

        Receivables and equipment on operating lease originations for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	2015	2014	$ Change	% Change
Retail receivables	$3,444,776	$4,203,145	$(758,369)	(18.0)%
Wholesale receivables	10,565,812	13,883,697	(3,317,885)	(23.9)
Other receivables	—	953,139	(953,139)	(100.0)
Equipment on operating leases	937,917	996,858	(58,941)	(5.9)

Total originations	$14,948,505	$20,036,839	$(5,088,334)	(25.4)%

        Total originations for all product types decreased in 2015 compared to 2014, primarily due to the continued impact of the downturn in the agricultural equipment industry. An increased customer preference for leasing products versus retail products drove the year-over-year change in the originations mix.

        Total receivables and equipment on operating leases held as of December 31, 2015 and 2014 were as follows (dollars in thousands):

	2015	2014	$ Change	% Change
Retail receivables	$8,081,866	$8,745,923	$(664,057)	(7.6)%
Wholesale receivables	3,649,883	4,138,646	(488,763)	(11.8)
Equipment on operating leases	1,796,501	1,458,325	338,176	23.2

Total receivables and equipment on operating leases	$13,528,250	$14,342,894	$(814,644)	(5.7)%

        The total retail receivables balance over 30 days past due as a percentage of the retail receivables was 0.9% and 0.6% at December 31, 2015 and 2014, respectively. The total wholesale receivables balance over 30 days past due as a percentage of the wholesale receivables was not significant at December 31, 2015 or 2014. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $54.0 million and $22.8 million at December 31, 2015 and 2014, respectively. Total wholesale receivables on nonaccrual status were $81.7 million and $61.0 million at December 31, 2015 and 2014, respectively.

        Total receivable write-offs and recoveries, by product, for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	2015	2014
Write-offs:
Retail	$22,250	$12,426
Wholesale	356	804
Other	—	4,281

Total write-offs	22,606	17,511

Recoveries:
Retail	(2,555)	(2,941)
Wholesale	(27)	(514)
Other	—	(2,000)

Total recoveries	(2,582)	(5,455)

Write-offs, net of recoveries:
Retail	19,695	9,485
Wholesale	329	290
Other	—	2,281

Total write-offs, net of recoveries	$20,024	$12,056

        Our allowance for credit losses on all receivables financed totaled $94.7 million at December 31, 2015 and $95.5 million at December 31, 2014. The level of the allowance is based on quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, collateral value and credit quality. We believe our allowance is sufficient to provide for losses in our receivable portfolio as of December 31, 2015.

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

        Retail and wholesale originations decreased in 2014 compared to 2013, primarily due to a decrease in unit sales of CNH Industrial North America equipment. The increase in equipment on operating lease originations for 2014 compared to 2013 was primarily due to financing programs offered in response to the expiration of additional tax depreciation deductions and an increased customer preference for operating lease programs.

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

        The total retail receivables balance over 30 days past due as a percentage of the retail receivables was 0.6% and 0.4% at December 31, 2014 and 2013, respectively. The total wholesale receivables balance over 30 days past due as a percentage of the wholesale receivables was not significant at December 31, 2014 or 2013. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $22.8 million and $30.2 million at December 31, 2014 and 2013, respectively. Total wholesale receivables on nonaccrual status were $61.0 million and $30.4 million at December 31, 2014 and 2013, respectively.

        Total receivable write-offs and recoveries, by product, for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

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

        In the past, securitization has been one of our most economical sources of funding and, therefore, the majority of our originated receivables are securitized with the cash generated from such receivables utilized to repay the related debt or, in the case of wholesale receivables, to purchase new receivables. We expect securitization to continue to represent a substantial portion of our liquidity plan.

        In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs. We have accessed the unsecured bond market in order to add more diversity to our funding sources. As of December 31, 2015, our outstanding unsecured senior notes totaled $3.3 billion. We expect continued changes to our funding profile, with less reliance on the securitization market.

Cash Flows

        For the years ended December 31, 2015, 2014 and 2013, our cash flows were as follows (dollars in thousands):

	2015	2014	2013
Cash flows from (used in):
Operating activities	$522,098	$542,016	$417,990
Investing activities	196,822	(1,626,504)	(2,006,105)
Financing activities	(764,759)	734,867	1,499,810

Net cash increase (decrease)	$(45,839)	$(349,621)	$(88,305)

        Operating activities in the year ended December 31, 2015 generated cash of $522 million, resulting primarily from net income of $218 million, adjusted by depreciation and amortization of $195 million, deferred income tax expense of $78 million, provision for credit losses of $22 million, and cash from working capital of $9 million. The decrease in cash provided by operating activities in 2015 compared to 2014 was primarily due to a decrease in net income of $42 million, a decrease in deferred income tax expense of $8 million and a $31 million reduction in cash from working capital, partially offset by $53 million in higher depreciation expense and $8 million higher provision for credit losses. Operating activities in 2014 generated cash of $542 million, resulting primarily from net income of $259 million, adjusted by depreciation and amortization of $143 million and deferred income tax expense of $86 million, and cash from working capital of $39 million. The increase in cash provided by operating activities in 2014 compared to 2013 was primarily due to $28 million higher depreciation expense, $20 million higher provision for credit losses, an increase in deferred income tax expense of $51 million, and a $33 million increase in cash from working capital. Operating activities in 2013 generated $418 million of cash, resulting primarily from net income of $266 million, adjusted by depreciation and amortization of $115 million and deferred income tax expense of $35 million.

        Investing activities in the year ended December 31, 2015 generated cash of $197 million, resulting primarily from a net collection of receivables of $778 million, a decrease in restricted cash of $41 million and proceeds from the sale of equipment on operating leases of $317 million, partially offset by $938 million in expenditures for equipment on operating leases. The increase in cash generated in investing activities in 2015 compared to 2014 was primarily due to a $1,588 million net decrease of receivables acquired, a $128 million decrease in restricted cash, and an $107 million decrease in net cash outflows for equipment on operating lease. Investing activities in 2014 used cash of $1,627 million, resulting primarily from a net growth in receivables of $810 million, $997 million in expenditures for equipment on operating leases, and an increase in restricted cash of $86 million, partially offset by proceeds from the sale of equipment on operating leases of $269 million. The decrease in cash used in investing activities in 2014 compared to 2013 was primarily due to a $778 million net decrease of receivables acquired, partially offset by a $378 million increase in net cash flows for equipment on operating lease. Investing activities in 2013 used cash of $2,006 million, resulting primarily from a net growth in receivables of $1,588 million, $621 million in expenditures for equipment on operating leases, and an increase in restricted cash of $66 million, partially offset by proceeds from the sale of equipment on operating leases of $272 million.

        Financing activities in the year ended December 31, 2015 used cash of $765 million, resulting primarily from net cash paid on long-term debt and affiliated debt of $835 million and $132 million, respectively, $170 million dividends paid to CNH Industrial America, and $61 million redemption of preferred stock, partially offset by $433 million in net cash received on short-term borrowings. The increase in cash used in financing activities in 2015 compared to 2014 was primarily due to a $1,360 million increase and a $1,037 million increase in net cash payment on affiliated debt and long-term debt, respectively, the $60 million redemption of preferred stock of subsidiary and higher dividends of $32 million paid to CNH Industrial America, partially offset by an increase in short-term borrowings of $989 million. Financing activities in 2014 generated cash of $735 million, resulting primarily from net proceeds from long-term debt and affiliated debt of $905 million and $525 million, respectively, partially offset by $556 million in net cash paid on short-term borrowings, and $139 million dividends paid to CNH Industrial North America. The decrease in cash from financing activities in 2014 compared to 2013 was primarily due to a $1,460 million decrease in net cash received from long-term debt and a $399 million increase in net payments of short-term borrowings, partially offset by the increase of $1,033 million in net cash received from affiliated debt and lower dividends of $61 million paid to CNH Industrial North America. Financing activities in 2013 generated cash of $1,500 million, resulting primarily from net proceeds from long-term debt of $2,365 million, partially offset by net cash paid for affiliated debt and short-term borrowings of $508 million and $158 million, respectively, and a $200 million dividend paid to CNH Industrial America.

Securitization

        CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost-effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Industrial Capital has completed public and private issuances of asset-backed securities in both the U.S. and Canada and, as of December 31, 2015, the amounts outstanding were approximately $6.7 billion. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

        CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.2 billion at December 31, 2015, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At December 31, 2015, approximately $0.5 billion of funding was available for use under these facilities.

Unsecured Funding

        As of December 31, 2015, we had outstanding unsecured senior notes of $500 million at an annual fixed rate of 6.250% due 2016, $500 million at an annual fixed rate of 3.250% due 2017, $600 million at an annual fixed rate of 3.625% due 2018, $600 million at an annual fixed rate of 3.875% due 2018, $500 million at an annual fixed rate of 3.375% due 2019, and $600 million at an annual fixed rate of 4.375% due 2020. These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit. On November 1, 2015, we repaid $750 million of our 3.875% notes due 2015.

        As of December 31, 2015, we had available a $250 million, unsecured credit facility with a consortium of banks, with a final maturity in June 2017.

        As of December 31, 2015, we had a $100 million unsecured term loan with a final maturity date in March 2018.

        On July 8, 2015, we terminated a $250 million, unsecured facility, consisting of a $150 million term loan and a $100 million revolving credit facility.

Affiliate Sources

        CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. At December 31, 2015, we had affiliated debt of $23 million compared to $862 million at December 31, 2014.

Equity Position

        Our equity position also supports our ability to access various funding sources. Our stockholder's equity at December 31, 2015 and 2014 was $1.5 billion and $1.6 billion, respectively.

        During 2015, CNH Industrial Capital LLC paid cash dividends of $170 million to CNH Industrial America and CNH Industrial Capital Canada paid a cash dividend on preferred stock of C$0.7 million ($0.6 million) to CNH Industrial Canada Ltd. In addition, in 2015, CNH Industrial Capital Canada redeemed all of its outstanding preferred stock for C$77 million ($60 million).

Liquidity

        The majority of CNH Industrial Capital's debt is self-liquidating from the cash generated by the underlying receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset-backed facilities until being refinanced in the term ABS market or with other third-party debt. The majority of new wholesale receivables are financed through a master trust and funded by variable funding notes or on a term basis. Our liquidity available for use as of December 31, 2015 is as follows (dollars in thousands):

2015
Cash, cash equivalents and restricted cash	$1,097,869
Committed asset-backed facilities	3,231,990
Committed unsecured facilities	250,000

Total cash and facilities	4,579,859
Less: restricted cash	(795,721)
Less: facilities utilization	(2,771,085)

Total available for use	$1,013,053

        The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

        In connection with a limited number of funding transactions, we provide financial guarantees to various parties on behalf of certain foreign financial services subsidiaries of CNHI for approximately

$250.4 million as of December 31, 2015. The guarantees are in effect for the term of the underlying funding facilities plus 365 days. The underlying facilities are renewable annually.

Debt

        Our consolidated debt as of December 31, 2015 and 2014 is set forth in the table below (dollars in thousands):

	2015	2014
Short-term debt (including current maturities of long-term debt)	$5,031,218	$4,632,208
Long-term debt	7,805,199	8,193,039

Total third-party debt	12,836,417	12,825,247
Affiliated debt	22,642	862,445

Total debt	$12,859,059	$13,687,692

        The majority of our debt is secured third-party financing, including borrowings under committed asset-backed facilities and issuance of term securitization transactions.

Cash, Cash Equivalents and Restricted Cash

        The following table shows cash and cash equivalents and restricted cash as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Cash and cash equivalents	$302,148	$347,987
Restricted cash	795,721	858,825

Total cash	$1,097,869	$1,206,812

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

Off-Balance Sheet Arrangements

        In connection with a limited number of funding transactions, we provide financial guarantees to various parties on behalf of certain foreign financial services subsidiaries of CNHI. For additional information, please see "Note 13: Commitments and Contingencies" to our consolidated financial statements for the year ended December 31, 2015.

Recent Developments

        On February 17, 2016, we, through a bankruptcy-remote trust, issued $850 million of amortizing asset-backed notes secured by U.S. retail loan contracts.

Contractual Obligations

        The following table sets forth the aggregate amounts of our contractual obligations and commitments as of December 31, 2015 with definitive payment terms that will require significant cash outlays in the future (dollars in thousands).

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Short-term and long-term debt(1)	$12,836,415	$5,031,218	$5,334,457	$2,416,223	$54,517
Affiliated debt	22,642	22,642	—	—	—
Interest on fixed rate debt	801,261	213,170	389,897	198,194	—
Interest on floating rate debt(2)	164,869	36,743	70,569	56,598	959
Operating leases(3)	12,500	2,500	7,500	2,500	—

Total contractual obligations	$13,837,687	$5,306,273	$5,802,423	$2,673,515	$55,476

(1)
Short-term debt shown as less than one year includes current maturities of long-term debt of $3,373,150.

(2)
The interest funding requirements are based on the year-end 2015 interest rates.

(3)
Minimum rental commitments.

        See "Liquidity and Capital Resources—Debt" for information relating to our consolidated debt as of December 31, 2015.

Other Data

	As of or for the Year Ended December 31,
	2015	2014	2013
Ratio of earnings to fixed charges(1)	2.13	2.35	2.56

On-book receivables	$11,731,749	$12,884,569	$12,285,234
Off-book receivables	—	—	13,217

Total managed receivables	11,731,749	12,884,569	12,298,451
Operating lease equipment	1,796,501	1,458,325	974,307

Total managed portfolio	$13,528,250	$14,342,894	$13,272,758

Delinquency(2)	0.61%	0.44%	0.35%

Average managed receivables	$12,292,048	$13,104,635	$11,937,157

Net credit loss(3)	0.16%	0.09%	0.11%

Profitability
Average receivable yields(4)	5.09%	5.40%	5.64%
Average debt cost	2.24%	2.15%	2.15%
Return on average managed portfolio(5)	1.56%	1.82%	2.08%
Asset Quality
Allowance for credit losses/total receivables	0.81%	0.74%	0.83%

(1)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as the sum of (i) income before income taxes, (ii) fixed charges and (iii) amortization of capitalized interest, less (i) interest capitalized and (ii) noncontrolling interest in pretax income of subsidiaries that have not incurred fixed charges. Fixed charges consist of (i) interest expense, including amortization of premiums, discounts and capitalized expenses related to indebtedness, (ii) interest capitalized and (iii) an estimate of the interest component of rental expense.

(2)
Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.

(3)
Net credit losses on the managed receivables means write-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.

(4)
Yield on wholesale, retail and commercial revolving accounts receivables.

(5)
Net income for the period expressed as a percentage of average managed portfolio.

Cautionary Note Regarding Forward-Looking Statements

        All statements other than statements of historical fact contained in this annual report, including statements regarding our competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, capital expenditures, dividends, capital structure or other financial items; costs; and plans and objectives of management regarding operations, products and services, are forward-looking statements. These statements may include terminology such as "may," "will," "expect," "could," "should," "intend," "estimate," "anticipate," "believe," "outlook," "continue," "remain," "on track," "design," "target," "objective," "goal," "forecast," "projection," "prospects," "plan," or similar terminology. Forward-looking statements are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize or other assumptions underlying any of the forward-looking statements prove to be incorrect, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.

        Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward- looking statements include, among others: the many interrelated factors that affect customer confidence and demand for our financing products and services; general economic conditions; changes in government policies regarding banking, monetary and fiscal policies; legislation, particularly relating to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; actions of competitors in the various industries in which CNH Industrial North America competes; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; a decline in the price of used equipment; political and civil unrest; volatility and deterioration of capital and financial markets, including further deterioration of the Eurozone sovereign debt crisis, other similar risks and uncertainties and our success, and CNH Industrial North America's success, in managing the risks involved in the foregoing.

        Forward-looking statements speak only as of the date on which such statements are made.

        Furthermore, in light of difficult macroeconomic conditions, both globally and in the industries in which we operate, it is particularly difficult to forecast our results and any estimates or forecasts of particular periods that we provide are uncertain. Accordingly, investors should not place undue reliance on such forward-looking statements. We can give no assurance that the expectations reflected in our forward-looking statements will prove to be correct. Our outlook is based upon assumptions, which are sometimes based upon estimates and data received from third parties. Such estimates and data are often revised. Our actual results could differ materially from those anticipated in such forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements.

        Additional factors which could cause actual results and developments to differ from those expressed or implied by the forward-looking statements are included in the section "Item 1A. Risk Factors" of this annual report.

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

Allowance for Credit Losses

        The allowance for credit losses is our estimate of losses for receivables owned by us and consists of two components, depending on whether the receivable has been individually identified as being impaired. The first component of the allowance for credit losses covers the receivables specifically reviewed by management for which we have determined it is probable that we will not collect all the principal and interest as per the terms of the contract. Receivables are individually reviewed for impairment based on, among other items, amounts outstanding, days past due and prior collection history. These receivables are subject to impairment measurement at the loan level based either on the fair value of the collateral for collateral-dependent receivables or on the present value of expected future cash flows discounted at the receivables' effective interest rate.

        The second component of the allowance for credit losses covers all receivables that have not been individually reviewed for impairment. The allowance for these receivables is based on aggregated portfolio evaluations, generally by financial product. The allowance for retail and wholesale credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. In addition, qualitative factors that are not fully captured in the loss forecast models, including industry trends, and macroeconomic factors are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

        The total allowance for credit losses at December 31, 2015 and 2014 was $94.7 million and $95.5 million, respectively. Management's ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions.

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

Equipment on Operating Lease Residual Values

        We purchase equipment from our dealers and other independent third parties and lease such equipment to retail customers under operating leases. Income from these operating leases is recognized over the term of the lease. Our decision on whether or not to offer lease financing to customers is based, in part, upon estimated residual values of the leased equipment, which are estimated at the lease inception date and periodically updated. Realization of the residual values, a component in the profitability of a lease transaction, is dependent on our ability to market the equipment at lease termination under the then prevailing market conditions. Equipment model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Although realization is not assured, management believes that the estimated residual values are realizable.

        Total operating lease residual values at December 31, 2015 and 2014 were $1,452.6 million and $1,163.5 million, respectively.

        Estimates used in determining end-of-lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future values for this equipment were to decrease 10% from our present estimates, the total impact would be to increase our depreciation expense on equipment on operating leases by approximately $145.3 million. This amount would be charged to depreciation expense during the remaining lease terms such that the net amount of equipment on operating leases at the end of the lease terms would be equal to the revised residual values. Initial lease terms generally range from two to four years.

New Accounting Pronouncements Not Yet Adopted

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On August 12, 2015, the FASB approved deferring the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The FASB also permitted ASU 2014-09 to be adopted early, but not before the original effective date of annual periods beginning after December 15, 2016. We are currently assessing the method of adoption we will elect and the impact of the adoption of ASU 2014-09 on our financial position, results of operations and cash flows.

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

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation ("ASU 2015-02"). ASU 2015-02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitized structures. The new standard eliminates the previous deferral in Accounting Standards Codification 810, which allowed reporting entities with interests in certain investment funds to follow previously issued consolidations guidance, and makes changes to both the variable interest model and the voting model. ASU 2015-02 is effective for annual periods beginning after December 15, 2015. We do not believe the adoption of this standard will have a material impact on our financial position or results of operations.

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 is intended to simplify the presentation of debt issuance costs. The new standard requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015. We do not believe the adoption of this standard will have a material impact on our financial position or results of operations.

        In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"), which amends ASC 835-30, Interest—Imputation of Interest. ASU 2015-15 clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. ASU 2015-15 should be adopted concurrent with adoption of ASU 2015-03, which is effective for annual and interim periods beginning after December 15, 2015. We do not believe the adoption of this standard will have a material impact on our financial position or results of operations.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 is intended to simplify the balance sheet classification of deferred taxes. The new standard requires an entity to classify deferred tax assets and liabilities as noncurrent on the balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. We are currently assessing the impact of the adoption of ASU 2015-17 on our financial position or results of operations.

        In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The purpose of this update is to enhance the reporting model for financial instruments to provide users with more decision-useful information. Accordingly, ASU 2016-01 updates and revises various requirements, including measurement of equity investments at fair value with changes recognized in net income (except equity method or consolidated investees), which supersedes the current guidance to classify equity securities with readily determinable fair values into different categories (e.g. trading or available for sale). It also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (e.g., securities or loans and receivables) on the balance sheet and in the accompanying notes. The update is effective for annual reporting periods beginning after December 15, 2017 including interim periods within those fiscal years, and early adoption is not permitted. We are currently assessing the impact of the adoption of ASU 2016-01 on our financial position and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of market risks, primarily changes in interest rates. We monitor our exposure to these risks, and manage the underlying economic exposures on transactions using financial instruments such as forward contracts, interest rate swaps, interest rate caps and forward starting swaps. We do not hold or issue derivatives or other financial instruments for speculative purposes or to hedge translation risks. See "Note 10: Financial Instruments" in the notes to our consolidated financial statements for the year ended December 31, 2015 for a description of our risk management strategy and the methods and assumptions used to determine the fair values of financial instruments.

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

        We monitor interest rate risk to achieve a predetermined level of matching between the interest rate structure of our financial assets and liabilities. Fixed-rate financial instruments, including receivables, debt and other investments, are segregated from floating-rate instruments in evaluating the potential impact of changes in applicable interest rates. A sensitivity analysis was performed to compute the impact on fair value which would be caused by a hypothetical 10% change in the interest rates used to discount each category of financial assets and liabilities. The net impact on the fair value of the financial instruments and derivative instruments held as of December 31, 2015 and 2014, resulting from a hypothetical 10% change in interest rates, would be approximately $7.9 million and $8.8 million, respectively. For the sensitivity analysis the financial instruments are grouped according to the currency in which financial assets and liabilities are denominated and the applicable interest rate index. As a result, our interest rate risk sensitivity model may overstate the impact of interest rate fluctuations for such financial instruments, as consistently unfavorable movements of all interest rates are unlikely.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements are included in this annual report beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2015. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2015, our internal control over financial reporting was effective.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this annual report.

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

        Omitted pursuant to General Instruction I of Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Omitted pursuant to General Instruction I of Form 10-K.

Item 14.    Principal Accounting Fees and Services

        For the years ended December 31, 2015 and 2014, Ernst & Young LLP, the member firms of Ernst & Young and their respective affiliates (collectively, the "Ernst & Young Entities") were appointed to serve as our independent registered public accounting firm.

        We incurred the following fees for professional services performed by the Ernst & Young Entities for the years ended December 31, 2015 and 2014, respectively:

	2015	2014
Audit fees	$872,000	$799,900
Audit-related fees	569,000	504,000

Total	$1,441,000	$1,303,900

        "Audit Fees" are the aggregate fees billed for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. "Audit-related fees" are fees charged for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." This category comprises fees for the audit of agreed-upon procedure engagements and other attestation services subject to regulatory requirements. There were no fees billed for professional services in connection with tax compliance, tax advice, tax planning or other fees not included above for the years ended December 31, 2015 and 2014.

Audit Committee's Pre-Approval Policies and Procedures

        As a wholly-owned subsidiary of CNHI, audit and non-audit services provided by our independent registered public accounting firm are subject to CNHI's Audit Committee pre-approval policies and procedures. During the year ended December 31, 2015, all audit and non-audit services provided by our independent registered public accounting firm were pre-approved in accordance with such policies and procedures.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following documents are filed as part of this report:

  1.
  Financial Statements

  2.
  Financial Statement Schedules

    See table of contents to financial statement and schedules immediately preceding the financial statements and schedules to the consolidated financial statements.

  3.
  Exhibits.

Exhibit	Description
3.1	Certificate of Formation of CNH Industrial Capital LLC dated December 31, 2004, as amended by the Certificate of Amendment to the Certificate of Formation of CNH Industrial Capital LLC dated February 10, 2014. (Previously filed as Exhibit 3.1 to the annual report on Form 10-K of the registrant for the year ended December 31, 2014 (File No. 333-182411) and incorporated herein by reference).

3.2	Amended and Restated Limited Liability Company Agreement of CNH Industrial Capital LLC, amended on July 7, 2011. (Previously filed as Exhibit 3.2 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

4.1	Indenture, dated as of November 4, 2011, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 6.250% Notes due 2016. (Previously filed as Exhibit 4.1 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

4.2	Indenture, dated as of April 8, 2013, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 3.625% Notes due 2018. (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on April 10, 2013 (File No. 333-182411) and incorporated herein by reference).

4.3	Indenture, dated as of October 8, 2013, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 3.250% Notes due 2017. (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on October 9, 2013 (File No. 333-182411) and incorporated herein by reference).

4.4	Indenture, dated as of June 30, 2014, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 3.375% Notes due 2019. (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on June 30, 2014 (File No. 333-182411) and incorporated herein by reference).

4.5	Indenture, dated as of June 26, 2015, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 3.875% Notes due 2018. (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on June 26, 2015 (File No. 333-182411) and incorporated herein by reference).

Exhibit		Description
4.6		Indenture, dated as of September 11, 2015, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Previously filed as Exhibit 4.9 to the registration statement on Form F-3 of the registrant (File No. 333-206891-03) and incorporated herein by reference).

4.7		Officers' Certificate, dated as of November 6, 2015 (including Form of 4.375% Note due 2020 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on November 6, 2015 (File No. 000-55510) and incorporated herein by reference).

10.1		Support Agreement, dated as of November 4, 2011, by and between CNH Industrial Capital LLC and CNH Global N.V. (Previously filed as Exhibit 10.1 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

10.2		Third Amended and Restated Wholesale and Parts CNH Industrial Capital Financing Agreement, dated November 3, 2011, by and between CNH Industrial America LLC and CNH Industrial Capital America LLC. (Previously filed as Exhibit 10.2 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

10.3		Amended and Restated Wholesale and Parts CNH Industrial Capital Financing Agreement, dated November 3, 2011, by and between CNH Industrial Canada Ltd. and CNH Industrial Capital Canada Ltd. (Previously filed as Exhibit 10.3 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

10.4		Supplemental Support Agreement, dated as of September 27, 2013, by and among CNH Industrial Capital LLC, CNH Global N.V. and CNH Industrial N.V. (formerly known as FI CBM Holdings N.V.). (Previously filed as Exhibit 10.1 to the quarterly report on Form 10-Q of the registrant for the quarter ended September 30, 2013 (File No. 333-182411) and incorporated herein by reference).

12.1		Statement regarding computation of ratio of earnings to fixed charges.

23.1		Consent of Ernst & Young LLP.

31.1		Certifications of President Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification required by Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Balance Sheets as of December 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: March 4, 2016	By:	/s/ BRETT D. DAVIS
		Name:	Brett D. Davis
		Title:	Chairman and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRETT D. DAVIS Brett D. Davis	Chairman, President and Director (Principal Executive Officer)	March 4, 2016
/s/ DOUGLAS MACLEOD Douglas MacLeod	Chief Financial Officer and Assistant Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2016
/s/ RICHARD TOBIN Richard Tobin	Director	March 4, 2016

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of CNH Industrial Capital LLC:

        We have audited the accompanying consolidated balance sheets of CNH Industrial Capital LLC and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNH Industrial Capital LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31. 2015, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 4, 2016

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in thousands)

	2015	2014	2013
REVENUES
Interest income on retail notes and finance leases	$208,381	$204,452	$181,342
Interest income on wholesale notes	72,326	74,450	63,760
Interest and other income from affiliates	408,979	437,435	414,957
Rental income on operating leases	214,187	165,914	138,937
Other income	25,207	52,500	59,125

Total revenues	929,080	934,751	858,121

EXPENSES
Interest expense:
Interest expense to third parties	269,091	255,951	233,217
Interest expense to affiliates	21,182	30,477	24,105

Total interest expense	290,273	286,428	257,322

Administrative and operating expenses:
Fees charged by affiliates	46,771	49,539	56,405
Provision (benefit) for credit losses, net	21,895	14,124	(5,904)
Depreciation of equipment on operating leases	193,802	141,688	114,053
Other expenses	49,499	56,604	35,083

Total administrative and operating expenses	311,967	261,955	199,637

Total expenses	602,240	548,383	456,959

INCOME BEFORE TAXES	326,840	386,368	401,162
Income tax provision	109,241	127,118	134,822

NET INCOME	217,599	259,250	266,340
Net income attributed to noncontrolling interest	(259)	(1,227)	(1,460)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$217,340	$258,023	$264,880

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in thousands)

	2015	2014	2013
NET INCOME	$217,599	$259,250	$266,340
Other comprehensive income (loss):
Foreign currency translation adjustment	(112,281)	(57,822)	(44,158)
Pension liability adjustment	226	(342)	1,806
Change in unrealized gains on retained interests	—	(244)	(1,632)
Change in derivative financial instruments	445	2,408	3,408

Total other comprehensive loss	(111,610)	(56,000)	(40,576)

COMPREHENSIVE INCOME	105,989	203,250	225,764
Less: comprehensive income attributable to noncontrolling interest	(259)	(1,227)	(1,460)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$105,730	$202,023	$224,304

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

(Dollars in thousands)

	2015	2014
ASSETS
Cash and cash equivalents	$302,148	$347,987
Restricted cash	795,721	858,825
Receivables, less allowance for credit losses of $94,724 and $95,542, respectively	11,637,025	12,789,027
Affiliated accounts and notes receivable	171,658	58,731
Equipment on operating leases, net	1,796,501	1,458,325
Equipment held for sale	161,340	129,700
Goodwill	107,935	112,851
Other intangible assets, net	8,476	8,355
Other assets	84,365	145,764

TOTAL	$15,065,169	$15,909,565

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$5,031,218	$4,632,208
Accounts payable and other accrued liabilities	754,678	645,941
Affiliated debt	22,642	862,445
Long-term debt	7,805,199	8,193,039

Total liabilities	13,613,737	14,333,633

Commitments and contingent liabilities (Note 13)
Stockholder's equity:
Member's capital	—	—
Paid-in capital	843,728	843,250
Accumulated other comprehensive loss	(161,538)	(49,928)
Retained earnings	769,242	746,758

Total CNH Industrial Capital LLC stockholder's equity	1,451,432	1,540,080
Noncontrolling interest	—	35,852

Total stockholder's equity	1,451,432	1,575,932

TOTAL	$15,065,169	$15,909,565

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

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

	2015	2014
Restricted cash	$795,621	$858,725
Receivables, less allowance for credit losses of $75,909 and $78,960, respectively	9,064,834	9,266,204
Equipment on operating leases, net	—	83,195

TOTAL	$9,860,455	$10,208,124

Short-term debt (including current maturities of long-term debt)	$4,517,207	$3,853,058
Long-term debt	4,800,677	5,839,213

TOTAL	$9,317,884	$9,692,271

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$217,599	$259,250	$266,340
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	193,837	141,727	114,090
Amortization of intangibles	1,581	1,125	1,002
Provision (benefit) for credit losses, net	21,895	14,124	(5,904)
Deferred income tax expense	78,118	85,645	34,897
Stock compensation expense	478	1,068	1,242
Changes in components of working capital:
Change in affiliated accounts and notes receivables	(114,966)	50,815	(15,938)
Change in other assets and equipment held for sale	59,649	(87,357)	11,739
Change in accounts payable and other accrued liabilities	63,907	75,619	10,522

Net cash from (used in) operating activities	522,098	542,016	417,990

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(14,010,588)	(19,051,010)	(20,631,860)
Collections of receivables	14,788,413	18,241,277	19,044,038
Change in restricted cash	41,489	(86,450)	(65,756)
Purchase of equipment on operating leases	(937,917)	(996,858)	(620,561)
Proceeds from disposal of equipment on operating leases	317,127	269,222	271,354
Capital expenditures for property and equipment and software	(1,702)	(2,685)	(3,320)

Net cash from (used in) investing activities	196,822	(1,626,504)	(2,006,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	1,473,676	2,041,129	1,346,492
Payment of affiliated debt	(2,308,981)	(1,516,433)	(1,854,288)
Proceeds from issuance of long-term debt	4,607,579	3,914,656	5,872,434
Payment of long-term debt	(4,739,516)	(3,009,731)	(3,507,341)
Change in short-term borrowings, net	433,450	(555,951)	(157,487)
Dividends paid to CNH Industrial America LLC	(170,000)	(115,000)	(200,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	(551)	(23,803)	—
Redemption of preferred stock of subsidiary	(60,416)	—	—

Net cash from (used in) financing activities	(764,759)	734,867	1,499,810

DECREASE IN CASH AND CASH EQUIVALENTS	(45,839)	(349,621)	(88,305)
CASH AND CASH EQUIVALENTS
Beginning of year	347,987	697,608	785,913

End of year	$302,148	$347,987	$697,608

CASH PAID DURING THE YEAR FOR INTEREST	$281,529	$274,358	$250,697

CASH PAID (RECEIVED) DURING THE YEAR FOR TAXES	$(8,927)	$101,933	$130,271

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in thousands)

	Company Stockholder
	Member's Capital	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interest	Total
BALANCE—January 1, 2013	$—	$840,940	$46,648	$538,855	$56,968	$1,483,411
Net income	—	—	—	264,880	1,460	266,340
Dividend paid to CNH Industrial America LLC	—	—	—	(200,000)	—	(200,000)
Foreign currency translation adjustment	—	—	(44,158)	—	—	(44,158)
Stock compensation	—	1,242	—	—	—	1,242
Pension liability adjustment, net of tax	—	—	1,806	—	—	1,806
Change in unrealized gain on retained interests, net of tax	—	—	(1,632)	—	—	(1,632)
Change in derivative financial instruments, net of tax	—	—	3,408	—	—	3,408

BALANCE—December 31, 2013	$—	$842,182	$6,072	$603,735	$58,428	$1,510,417
Net income	—	—	—	258,023	1,227	259,250
Dividend paid to CNH Industrial America LLC	—	—	—	(115,000)	—	(115,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	—	—	—	—	(23,803)	(23,803)
Foreign currency translation adjustment	—	—	(57,822)	—	—	(57,822)
Stock compensation	—	1,068	—	—	—	1,068
Pension liability adjustment, net of tax	—	—	(342)	—	—	(342)
Change in unrealized gain on retained interests, net of tax	—	—	(244)	—	—	(244)
Change in derivative financial instruments, net of tax	—	—	2,408	—	—	2,408

BALANCE—December 31, 2014	$—	$843,250	$(49,928)	$746,758	$35,852	$1,575,932
Net income	—	—	—	217,340	259	217,599
Dividends paid to CNH Industrial America LLC	—	—	—	(170,000)	—	(170,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	—	—	—	—	(551)	(551)
Redemption of preferred stock of subsidiary	—	—	—	(24,856)	(35,560)	(60,416)
Foreign currency translation adjustment	—		(112,281)	—	—	(112,281)
Stock compensation	—	478	—	—	—	478
Pension liability adjustment, net of tax	—	—	226	—	—	226
Change in derivative financial instruments, net of tax	—	—	445	—	—	445

BALANCE—December 31, 2015	$—	$843,728	$(161,538)	$769,242	$—	$1,451,432

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1: NATURE OF OPERATIONS

        CNH Industrial Capital LLC and its primary operating subsidiaries, including New Holland Credit Company, LLC ("New Holland Credit"), CNH Industrial Capital America LLC ("CNH Industrial Capital America") and CNH Industrial Capital Canada Ltd. ("CNH Industrial Capital Canada") (collectively, "CNH Industrial Capital" or the "Company"), are each a subsidiary of CNH Industrial America LLC ("CNH Industrial America"), which is an indirect wholly-owned subsidiary of CNH Industrial N.V. ("CNHI" and, together with its consolidated subsidiaries, "CNH Industrial"). CNH Industrial America and CNH Industrial Canada Ltd. (collectively, "CNH Industrial North America") design, manufacture, and sell agricultural and construction equipment. CNH Industrial Capital provides financial services for CNH Industrial North America dealers and end-use customers primarily located in the United States and Canada.

        On September 29, 2013, Fiat Industrial S.p.A. and CNH Global N.V. ("CNH Global"), the former indirect parents of CNH Industrial Capital, completed a merger to combine their businesses, with CNHI as the surviving entity. As a result of the merger, CNH Industrial Capital LLC and its primary operating subsidiaries, including CNH Industrial Capital America, New Holland Credit and CNH Industrial Capital Canada, have become indirect wholly-owned subsidiaries of CNHI (with all of the equity interests in CNH Industrial Capital LLC owned by CNHI through intermediate companies, through which CNHI exercises indirect control over CNH Industrial Capital LLC). CNHI is incorporated in and under the laws of The Netherlands. CNHI has its corporate seat in Amsterdam, The Netherlands, and its principal office in London, England. The common shares of CNHI are listed on the New York Stock Exchange under the symbol "CNHI," as well as on the Mercato Telematico Azionario managed by Borsa Italiana S.p.A.

        In October 2014, CNH Industrial Capital closed on a series of agreements with Citibank, N.A. and certain affiliates of Citibank, N.A. (together, "Citi"), pursuant to which Citi acquired CNH Industrial Capital's portfolio of commercial revolving accounts ("CRA") receivables. Pursuant to these agreements, Citi offers a private-label CRA product through CNH Industrial dealers in North America.

        To support CNH Industrial North America's sales of agricultural and construction equipment products, the Company offers retail financing to end-use customers and wholesale financing to CNH Industrial North America equipment dealers, all of which are independently owned. Wholesale financing consists primarily of dealer floorplan financing and allows dealers the ability to maintain a representative inventory of products. In addition, the Company provides financing to dealers for equipment used in dealer-owned rental yards, parts inventory, working capital, and other financing needs. The Company provides and administers retail financing, primarily retail installment sales contracts, finance leases and operating leases to end-use customers for the purchase or lease of new and used CNH Industrial North America equipment and other agricultural and construction equipment sold primarily through CNH Industrial North America dealers and distributors. In addition, the Company purchases equipment from dealers that is leased to retail customers under operating lease agreements. Customers also use CRA products to purchase parts, service, rentals, implements, and attachments from CNH Industrial North America dealers. The Company also finances a variety of insurance and other products for end users and dealers in conjunction with the purchase of new and used equipment. As a captive finance company, the Company is reliant on the operations of CNH Industrial North America, its dealers and end-use customers.

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

        A substantial portion of the Company's interest income arises from retail sales programs offered by CNH Industrial North America on which finance charges are waived or below-market rate financing programs are offered. When the Company acquires retail installment sales contracts and finance leases subject to below-market interest rates, including waived interest rate financing, the Company receives compensation from CNH Industrial North America based on the Company's estimated costs and a

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

targeted return on equity. This amount is initially recognized as an unearned finance charge and is recognized as interest income over the term of the retail notes and finance leases, and is included in "Interest and other income from affiliates" in the accompanying consolidated statements of income.

        For selected wholesale receivables, CNH Industrial North America compensates the Company based on the Company's estimated costs and a targeted return on equity. These amounts are included in "Interest and other income from affiliates" in the accompanying consolidated statements of income.

        The Company is also compensated for lending funds to CNH Industrial North America. The amounts earned are included in "Interest and other income from affiliates" in the accompanying consolidated statements of income.

        Income from operating leases is recognized over the term of the lease on a straight-line basis. For selected operating leases, CNH Industrial North America compensates the Company based on the Company's estimated costs and a targeted return on equity. The amounts from CNH Industrial North America recognized as rental income on operating leases are included in "Interest and other income from affiliates."

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

Allowance for Credit Losses

        The allowance for credit losses is the Company's estimate of losses on receivables owned by the Company and consists of two components, depending on whether the receivable has been individually identified as being impaired. The first component of the allowance for credit losses covers the receivables specifically reviewed by management for which the Company has determined it is probable that it will not collect all the principal and interest payments as per the terms of the contract. Receivables are individually reviewed for impairment based on, among other items, amounts outstanding, days past due and prior collection history. These receivables are subject to impairment measurement at the loan level based either on the fair value of the collateral for collateral-dependent receivables or on the present value of expected future cash flows discounted at the receivables' effective interest rate.

        The second component of the allowance for credit losses covers all receivables that have not been individually reviewed for impairment. The allowance for these receivables is based on aggregated portfolio evaluations, generally by financial product. The allowance for retail and wholesale credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. In addition, qualitative factors that are not fully captured in the loss forecast models, including industry trends, and macroeconomic factors, are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

        Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is determined to be probable that all amounts due will not be collected.

Equipment on Operating Leases

        The Company purchases leases and equipment from CNH Industrial North America dealers and other independent third parties that have leased equipment to retail customers under operating leases. The Company's investment in operating leases is based on the purchase price paid for the equipment. Income from these operating leases is recognized over the term of the lease. The equipment is depreciated on a straight-line basis over the term of the lease to the estimated residual value at lease termination. Residual values are estimated at the inception of the lease and are reviewed quarterly. Realization of the residual values is dependent on the Company's future ability to re-market the equipment under then prevailing market conditions. Equipment model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Management believes that the estimated residual values are realizable. Expenditures for maintenance and repairs are the responsibility of the lessee.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company evaluates the carrying amount of equipment on operating leases for potential impairment when it determines a triggering event has occurred. When a triggering event occurs, a test for recoverability is performed comparing projected undiscounted future cash flows to the carrying amount of the asset. If the test for recoverability identifies a possible impairment, the asset's fair value is measured in accordance with the fair value measurement framework. An impairment charge would be recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

        Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated fair value of the equipment, less cost to sell, and is not depreciated.

Goodwill and Intangible Assets

        Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite useful life and is reviewed for impairment at least annually. During 2015 and 2014, the Company performed its annual impairment review as of December 31, and concluded that there was no impairment in either year. Other intangible assets consist of software and are being amortized on a straight-line basis over five years.

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

New Accounting Pronouncements Not Yet Adopted

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On August 12, 2015, the FASB approved deferring the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The FASB also permitted ASU 2014-09 to be adopted early, but not before the original effective date of annual periods beginning after December 15, 2016. The Company is currently assessing the method of adoption it will elect and the impact of the adoption of ASU 2014-09 on its financial position, results of operations and cash flows.

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

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation ("ASU 2015-02"). ASU 2015-02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitized structures. The new standard eliminates the previous deferral in Accounting Standards Codification 810, which allowed reporting entities with interests in certain investment funds to follow previously issued consolidations guidance, and makes changes to both

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the variable interest model and the voting model. ASU 2015-02 is effective for annual periods beginning after December 15, 2015. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 is intended to simplify the presentation of debt issuance costs. The new standard requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

        In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"), which amends ASC 835-30, Interest—Imputation of Interest. ASU 2015-15 clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. ASU 2015-15 should be adopted concurrent with adoption of ASU 2015-03, which is effective for annual and interim periods beginning after December 15, 2015. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 is intended to simplify the balance sheet classification of deferred taxes. The new standard requires an entity to classify deferred tax assets and liabilities as noncurrent on the balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2015-17 on its financial position or results of operations.

        In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The purpose of this update is to enhance the reporting model for financial instruments to provide users with more decision-useful information. Accordingly, ASU 2016-01 updates and revises various requirements, including measurement of equity investments at fair value with changes recognized in net income (except equity method or consolidated investees), which supersedes the current guidance to classify equity securities with readily determinable fair values into different categories (e.g., trading or available for sale). It also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (e.g. securities or loans and receivables) on the balance sheet and in the accompanying notes. The update is effective for annual reporting periods beginning after December 15, 2017 including interim periods within those fiscal years, and early adoption is not permitted. The Company is currently assessing the impact of the adoption of ASU 2016-01 on its financial position and results of operations.

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

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the year ended December 31, 2015:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$(43,060)	$(6,425)	$—	$(4,099)	$(53,584)
Tax asset (liability)	—	2,341	—	1,315	3,656

Beginning balance, net of tax	(43,060)	(4,084)	—	(2,784)	(49,928)
Other comprehensive income (loss) before reclassifications	(112,281)	(128)	—	(3,063)	(115,472)
Amounts reclassified from accumulated other comprehensive income (loss)	—	470	—	3,979	4,449
Tax effects	—	(116)	—	(471)	(587)

Net current-period other comprehensive income (loss)	(112,281)	226	—	445	(111,610)

BALANCE at December 31, 2015	$(155,341)	$(3,858)	$—	$(2,339)	$(161,538)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the year ended December 31, 2014:

	Currency Translation Adjustment	Pension Liability	Unrealized Gains on Retained Interests	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$14,762	$(5,891)	$388	$(7,855)	$1,404
Tax asset (liability)	—	2,149	(144)	2,663	4,668

Beginning balance, net of tax	14,762	(3,742)	244	(5,192)	6,072
Other comprehensive income (loss) before reclassifications	(57,822)	(1,030)	—	(747)	(59,599)
Amounts reclassified from accumulated other comprehensive income (loss)	—	496	(388)	4,502	4,610
Tax effects	—	192	144	(1,347)	(1,011)

Net current-period other comprehensive income (loss)	(57,822)	(342)	(244)	2,408	(56,000)

BALANCE at December 31, 2014	$(43,060)	$(4,084)	$—	$(2,784)	$(49,928)

        The reclassifications out of AOCI and the location on the consolidated statements of income for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014	Affected Line Item
Amortization of defined benefit pension items:
	$(470)	$(496)	Insignificant items

	(470)	(496)	Income before taxes
	159	178	Income tax benefit

	$(311)	$(318)	Net of tax

Unrealized gains on retained interests:
	$—	$388	Insignificant items

	—	388	Income before taxes
	—	(144)	Income tax provision

	$—	$244	Net of tax

Unrealized losses on derivatives:
	$(3,979)	$(4,502)	Interest expense to third parties

	(3,979)	(4,502)	Income before taxes
	1,283	1,545	Income tax benefit

	$(2,696)	$(2,957)	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES

        A summary of receivables included in the consolidated balance sheets as of December 31, 2015 and 2014 is as follows:

	2015	2014
Retail note receivables	$829,392	$902,016
Wholesale receivables	761,128	984,832
Finance lease receivables	36,498	43,061
Restricted receivables	10,104,731	10,954,660

Gross receivables	11,731,749	12,884,569
Less:
Allowance for credit losses	(94,724)	(95,542)

Total receivables, net	$11,637,025	$12,789,027

        The Company provides and administers financing for retail purchases of new and used equipment sold through CNH Industrial North America's dealer network. The terms of retail and other notes and finance leases generally range from two to six years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America.

        Wholesale receivables arise primarily from the financing of the sale of goods to dealers and distributors by CNH Industrial North America, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have interest-free periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. During the interest-free period, the Company is compensated by CNH Industrial North America based on market interest rates. After the expiration of any interest-free period, interest is charged to dealers on outstanding balances until the Company receives payment in full. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. Interest rates are set based on market factors and the prime rate or LIBOR. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH Industrial North America may be obligated to repurchase the dealer's equipment upon cancellation or termination of the dealer's contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2015, 2014 and 2013 relating to the termination of dealer contracts.

        Maturities of retail and other notes, finance leases and wholesale receivables as of December 31, 2015, are as follows:

2016	$6,132,081
2017	2,012,654
2018	1,620,435
2019	1,133,000
2020 and thereafter	833,579

Total receivables	$11,731,749

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

Restricted Receivables and Securitization

        As part of its overall funding strategy, the Company periodically transfers certain receivables into VIEs that are special purpose entities ("SPEs") as part of its asset-backed securitization programs.

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

        The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of December 31, 2015 and 2014:

	Restricted Receivables
	2015	2014
Retail note receivables	$7,215,976	$7,798,882
Wholesale receivables	2,888,755	3,153,814
Finance lease receivables	—	1,964

Total	$10,104,731	$10,954,660

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

        During the years ended December 31, 2015 and 2014, the Company executed $3,183,138 and $3,414,656, respectively, in retail asset-backed transactions in the U.S. and Canada. The securities in these transactions are backed by agricultural and construction equipment retail receivable contracts and finance leases originated through CNH Industrial North America's dealer network. As of December 31, 2015 and 2014, $6,179,498 and $6,736,423, respectively, of asset-backed securities issued to investors were outstanding with weighted average remaining maturities of 34 months and 37 months, respectively.

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

        The Company also has $1,560,115 in committed asset-backed facilities through which it may sell on a monthly basis retail receivables generated in the United States and Canada. The Company has utilized these facilities in the past to fund the origination of receivables and has later repurchased and resold the receivables in the term asset-backed securitization ("ABS") markets or found alternative financing for the receivables. The Company believes that it is probable that it will continue to regularly utilize term ABS markets. The U.S. and Canadian facilities had an original funding term of two years and are renewable in September 2017 and December 2017, respectively. To the extent these facilities are not renewed, they will be repaid according to the amortization of the underlying receivables.

Wholesale Receivables Securitizations

        With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities, which are limited-purpose, bankruptcy-remote SPEs. As of December 31, 2015, debt issued through the U.S. master trust facility consists of two short-term facilities renewable at the discretion of the investors: $750,000 and $500,000. In addition to the above facilities, the Company, through a U.S. wholesale trust, issued $367,300 of asset-backed notes with a scheduled final bullet payment in August 2016 secured by a revolving pool of U.S. dealer wholesale receivables.

        The Canadian master trust facility consists of a C$585,750 ($421,875) facility renewable December 2017 at the discretion of the investor.

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

        Each of the facilities contains minimum payment rate thresholds that, if breached, could preclude the Company from selling additional receivables originated on a prospective basis and could force an early amortization of the debt.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

Allowance for Credit Losses

        The allowance for credit losses is the Company's estimate of losses for receivables owned by the Company and consists of two components, depending on whether the receivable has been individually identified as being impaired. The first component of the allowance for credit losses covers the receivables specifically reviewed by management for which the Company has determined it is probable that it will not collect all the principal and interest payments as per the terms of the contract. Receivables are individually reviewed for impairment based on, among other items, amounts outstanding, days past due and prior collection history. These receivables are subject to impairment measurement at the loan level based either on the fair value of the collateral for collateral-dependent receivables or on the present value of expected future cash flows discounted at the receivables' effective interest rate.

        The second component of the allowance for credit losses covers all receivables that have not been individually reviewed for impairment. The allowance for these receivables is based on aggregated portfolio evaluations, generally by financial product. The allowance for retail and wholesale credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. In addition, qualitative factors that are not fully captured in the loss forecast models, including industry trends, and macroeconomic factors are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

        Allowance for credit losses activity for the year ended December 31, 2015 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$88,697	$6,845	$—	$95,542
Charge-offs	(22,250)	(356)	—	(22,606)
Recoveries	2,555	27	—	2,582
Provision (benefit)	21,812	83	—	21,895
Foreign currency translation and other	(2,409)	(280)	—	(2,689)

Ending balance	$88,405	$6,319	$—	$94,724

Ending balance: individually evaluated for impairment	$18,220	$3,185	$—	$21,405

Ending balance: collectively evaluated for impairment	$70,185	$3,134	$—	$73,319

Receivables:
Ending balance	$8,081,866	$3,649,883	$—	$11,731,749

Ending balance: individually evaluated for impairment	$94,584	$82,015	$—	$176,599

Ending balance: collectively evaluated for impairment	$7,987,282	$3,567,868	$—	$11,555,150

        Allowance for credit losses activity for the year ended December 31, 2014 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$87,701	$7,363	$6,889	$101,953
Charge-offs	(12,426)	(804)	(4,281)	(17,511)
Recoveries	2,941	514	2,000	5,455
Provision (benefit)	12,040	(133)	2,217	14,124
Foreign currency translation and other	(1,559)	(95)	(6,825)	(8,479)

Ending balance	$88,697	$6,845	$—	$95,542

Ending balance: individually evaluated for impairment	$12,736	$3,329	$—	$16,065

Ending balance: collectively evaluated for impairment	$75,961	$3,516	$—	$79,477

Receivables:
Ending balance	$8,745,923	$4,138,646	$—	$12,884,569

Ending balance: individually evaluated for impairment	$56,791	$72,297	$—	$129,088

Ending balance: collectively evaluated for impairment	$8,689,132	$4,066,349	$—	$12,755,481

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

        A breakdown of the retail portfolio by the customer's risk grade at the time of origination as of December 31, 2015 and 2014 is as follows:

	2015	2014
Titanium	$4,526,459	$4,866,060
Platinum	2,196,628	2,386,558
Gold	1,139,255	1,254,335
Silver	184,281	207,682
Bronze	35,243	31,288

Total	$8,081,866	$8,745,923

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

        A breakdown of the wholesale portfolio by its credit quality indicators as of December 31, 2015 and 2014 is as follows:

	2015	2014
A	$1,482,570	$2,117,160
B	1,650,643	1,572,953
C	343,409	315,825
D	173,261	132,708

Total	$3,649,883	$4,138,646

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

        The aging of receivables as of December 31, 2015 and 2014 is as follows:

	2015
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$32,484	$10,438	$25,815	$68,737	$6,846,967	$6,915,704	$8,251
Canada	$1,438	$279	$793	$2,510	$1,163,652	$1,166,162	$339
Wholesale
United States	$283	$2	$372	$657	$3,033,004	$3,033,661	$298
Canada	$2	$—	$21	$23	$616,199	$616,222	$—
Total
Retail	$33,922	$10,717	$26,608	$71,247	$8,010,619	$8,081,866	$8,590
Wholesale	$285	$2	$393	$680	$3,649,203	$3,649,883	$298

	2014
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$27,846	$8,584	$15,884	$52,314	$7,296,162	$7,348,476	$5,480
Canada	$2,721	$268	$397	$3,386	$1,394,061	$1,397,447	$171
Wholesale
United States	$882	$52	$110	$1,044	$3,359,183	$3,360,227	$86
Canada	$181	$—	$3	$184	$778,235	$778,419	$2
Total
Retail	$30,567	$8,852	$16,281	$55,700	$8,690,223	$8,745,923	$5,651
Wholesale	$1,063	$52	$113	$1,228	$4,137,418	$4,138,646	$88

        Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of December 31, 2015 and 2014, the

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

Company's recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	2015			2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Retail
United States	$39,862	$39,514	$—	$23,420	$23,164	$—
Canada	$408	$407	$—	$960	$954	$—
Wholesale
United States	$—	$—	$—	$—	$—	$—
Canada	$—	$—	$—	$11,790	$11,790	$—
With an allowance recorded
Retail
United States	$53,499	$52,224	$17,951	$31,945	$31,029	$12,607
Canada	$815	$813	$269	$466	$459	$129
Wholesale
United States	$57,017	$56,741	$2,530	$45,868	$45,623	$2,220
Canada	$24,998	$24,932	$655	$14,639	$14,639	$1,109
Total
Retail	$94,584	$92,958	$18,220	$56,791	$55,606	$12,736
Wholesale	$82,015	$81,673	$3,185	$72,297	$72,052	$3,329

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES (Continued)

        For the years ended December 31, 2015 and 2014, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a thirteen-month average) and the related interest income recognized are as follows:

	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$36,731	$2,343	$20,867	$1,112
Canada	$505	$19	$975	$53
Wholesale
United States	$—	$—	$—	$—
Canada	$—	$—	$21,159	$679
With an allowance recorded
Retail
United States	$51,289	$2,116	$33,308	$1,175
Canada	$872	$81	$510	$18
Wholesale
United States	$63,953	$2,030	$45,283	$920
Canada	$28,241	$954	$17,434	$581
Total
Retail	$89,397	$4,559	$55,660	$2,358
Wholesale	$92,194	$2,984	$83,876	$2,180

        Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of December 31, 2015 and 2014 are as follows:

	2015			2014
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$52,787	$56,741	$109,528	$22,512	$45,623	$68,135
Canada	$1,247	$24,933	$26,180	$280	$15,368	$15,648

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

        Before removing a receivable from TDR classification, a review of the borrower is conducted. If concerns exist about the future ability of the borrower to meet its obligations based on a credit review, the TDR classification is not removed from the receivable.

        As of December 31, 2015, the Company had approximately 601 retail and finance lease contracts classified as TDRs, of which the pre-modification value was $21,975 and the post-modification value was $20,710. A court has determined the concession in 283 of these cases. The pre-modification value of these contracts was $4,924 and the post-modification value was $4,028. As of December 31, 2014, the Company had approximately 660 retail and finance lease contracts classified as TDRs, of which the pre-modification value was $17,496 and the post-modification value was $15,948. A court has determined the concession in 411 of these cases. The pre-modification value of these contracts was $7,138 and the post-modification value was $5,985. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended December 31, 2015 and 2014.

        As of December 31, 2015 and 2014, the Company's wholesale TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

        A summary of equipment on operating leases as of December 31, 2015 and 2014 is as follows:

	2015	2014
Equipment on operating leases	$2,053,941	$1,657,977
Accumulated depreciation	(257,440)	(199,652)

Equipment on operating leases, net	$1,796,501	$1,458,325

        Depreciation expense totaled $193,802, $141,688 and $114,053 for the years ended December 31, 2015, 2014 and 2013, respectively.

        Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $109,476) as of December 31, 2015 are as follows:

2016	$168,897
2017	110,757
2018	44,963
2019	12,609
2020 and thereafter	3,039

Total lease payments	$340,265

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

        Changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Balance, beginning of year	$112,851	$115,486
Foreign currency translation adjustment	(4,916)	(2,635)

Balance, end of year	$107,935	$112,851

        Goodwill is tested for impairment at least annually. During 2015 and 2014, the Company performed its annual impairment review as of December 31 and concluded that there were no impairments in either year. The Company has no accumulated impairment losses at December 31, 2015.

        As of December 31, 2015 and 2014, the Company's intangible asset and related accumulated amortization for its software is as follows:

	2015	2014
Software	$23,321	$32,205
Accumulated amortization	(14,845)	(23,850)

Software, net	$8,476	$8,355

        The Company recorded amortization expense of $1,581, $1,125 and $1,002 during 2015, 2014 and 2013, respectively.

        Based on the current amount of software subject to amortization, the estimated annual amortization expense for each of the succeeding five years is as follows: $1,835 in 2016; $1,674 in 2017; $1,490 in 2018; $1,044 in 2019; and $403 in 2020.

NOTE 7: OTHER ASSETS

        The components of other assets as of December 31, 2015 and 2014 are as follows:

	2015	2014
Tax receivables	$20,560	$66,872
Deferred debt issuance costs	37,154	39,470
Deferred tax assets	17,019	21,146
Derivative assets	5,142	7,543
Other current assets	4,490	10,733

Total other assets	$84,365	$145,764

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: CREDIT FACILITIES AND DEBT

        The following table summarizes the Company's debt and credit facilities, borrowings thereunder and availability at December 31, 2015:

	2015
	Maturity(1)	Total Facility/Debt	Short-Term Outstanding	Current Maturities of Long-Term Outstanding	Long-Term Outstanding	Available
Committed Asset-Backed Facilities
Retail—U.S.	Sep 2017	$1,200,000	$—	$199,587	$670,448	$329,965
Retail—Canada	Dec 2017	360,115	—	56,360	186,622	117,133
Wholesale VFN—U.S.	Various	1,250,000	1,250,000	—	—	—
Wholesale VFN—Canada	Dec 2017	421,875	408,068	—	—	13,807

Subtotal		3,231,990	1,658,068	255,947	857,070	460,905
Secured Debt
Amortizing retail term ABS—N.A.	Various	6,179,498	—	2,235,892	3,943,606	—
Wholesale term—U.S.	Aug 2016	367,300	—	367,300	—	—
Other ABS financing—U.S.	Various	124,441	—	14,011	110,430	—

Subtotal		6,671,239	—	2,617,203	4,054,036	—
Unsecured Facilities
Revolving credit facilities	Various	250,000	—	—	—	250,000
Unsecured Debt
Notes(2)	Various	3,294,093	—	500,000	2,794,093	—
Term loan	2018	100,000	—	—	100,000	—

Subtotal		3,394,093	—	500,000	2,894,093	—

Total credit facilities and debt		$13,547,322	$1,658,068	$3,373,150	$7,805,199	$710,905

(1)
Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

(2)
Includes adjustments related to fair value hedge of $(1,188) and a discounts of $7,095.

        A summary of the minimum annual repayments of long-term debt as of December 31, 2015, for 2017 and thereafter is as follows:

2017	$2,312,854
2018	3,021,603
2019	1,634,859
2020	781,366
2021 and thereafter	54,517

Total	$7,805,199

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: CREDIT FACILITIES AND DEBT (Continued)

        The following table summarizes the Company's credit facilities, borrowings thereunder and availability at December 31, 2014:

	2014
	Maturity(1)	Total Facility/Debt	Short-Term Outstanding	Current Maturities of Long-Term Outstanding	Long-Term Outstanding	Available
Committed Asset-Backed Facilities
Retail—U.S.	Sep 2016	$1,200,000	$—	$186,382	$604,765	$408,853
Retail—Canada	Dec 2016	431,665	—	91,497	331,396	8,772
Wholesale VFN—U.S.	May 2015	800,000	800,000	—	—	—
Wholesale VFN—Canada	Dec 2016	505,695	505,695	—	—	—
Leases—U.S.	(2)	70,800	—	54,642	16,158	—

Subtotal		3,008,160	1,305,695	332,521	952,319	417,625
Secured Debt
Amortizing retail term ABS—N.A.	Various	6,734,455	—	2,214,854	4,519,601	—
Wholesale term—U.S.	Aug 2016	367,300	—	—	367,300	—
Other ABS financing—N.A.	Various	34,883	—	29,138	5,745	—

Subtotal		7,136,638	—	2,243,992	4,892,646	—
Unsecured Facilities
Revolving credit facilities	Various	350,000	—	—	100,000	250,000
Unsecured Debt
Notes(3)	Various	2,848,074	—	750,000	2,098,074	—
Term loan	2016	150,000	—	—	150,000	—

Subtotal		2,998,074	—	750,000	2,248,074	—

Total credit facilities and debt		$13,492,872	$1,305,695	$3,326,513	$8,193,039	$667,625

(1)
Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

(2)
Advances under the credit facility ended December 2013; however, the maturities of the debt are due as the underlying operating leases are collected, which extends beyond 2013.

(3)
Includes adjustment related to fair value hedge of $(680) and a discount of $2,606.

Committed Asset-Backed Facilities

        The Company has access to committed asset-backed facilities through which it may sell its receivables. The Company utilizes retail facilities to fund the origination of retail receivables and has exercised the option to periodically repurchase receivables and resell them in the term ABS markets (shown as "Amortizing retail term ABS—N.A.") or found alternative financing for the receivables. Under these facilities, the maximum amount of proceeds that can be accessed at one time is $1,560,115. In addition, if the receivables sold are not repurchased by the Company, the related debt is paid only as the underlying receivables are collected. Such receivables have maturities not exceeding seven years. The Company

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: CREDIT FACILITIES AND DEBT (Continued)

believes it is probable that a majority of these receivables will be repurchased and resold in the ABS markets. Borrowings against these facilities accrue interest based on prevailing money market or asset-backed commercial paper rates.

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

Unsecured Facilities and Debt

        In November 2011, the Company issued $500,000 of debt securities at an annual fixed rate of 6.25% due 2016. In April 2013, the Company issued $600,000 of debt securities at an annual fixed rate of 3.625% due 2018. In October 2013, the Company issued $500,000 of debt securities at an annual fixed rate of 3.25% due 2017. In June 2014, the Company issued $500,000 of debt securities at an annual fixed rate of 3.375% due 2019. In June 2015, the Company issued $600,000 of debt securities at an annual fixed rate of 3.875% due 2018. In November 2015, the Company issued $600,000 of debt securities at an annual fixed rate of 4.375% due 2020. These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

        As of December 31, 2015, the Company had available a $250,000 unsecured credit facility, with a consortium of banks, with a final maturity in June 2017.

        As of December 31, 2015, the Company had a $100,000 unsecured term loan with a maturity date in March 2018.

        In July 2015, the Company terminated a $250,000, unsecured facility, consisting of a $150,000 term loan and a $100,000 revolving credit facility.

        In November 2015, the Company repaid $750,000 of its 3.875% notes due 2015.

Covenants

        The indentures and credit agreements governing the Company's unsecured funding transactions contain covenants that restrict the Company's ability and/or that of its subsidiaries to, among other things, incur additional debt, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, enter into sale or leaseback transactions and/or sell certain assets or merge with or into other companies. In addition, the Company is required to maintain certain coverage levels for leverage and EBITDA, the latter of which is eliminated upon achievement of certain rating levels.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: CREDIT FACILITIES AND DEBT (Continued)

Interest Rates

        The weighted-average interest rate on total short-term debt outstanding at December 31, 2015 and 2014 was 1.0% and 1.2%, respectively. The weighted-average interest rate on total long-term debt (including current maturities of long-term debt) at December 31, 2015 and 2014 was 2.1% and 1.9%, respectively. The average rate is calculated using the actual rates at December 31, 2015 and 2014, weighted by the amount of outstanding borrowings of each debt instrument.

Support Agreement

        Effective as of September 29, 2013, in connection with the merger of CNH Global with and into CNHI, CNHI assumed all of CNH Global's obligations under the support agreement, pursuant to which CNHI has agreed to, among other things, (a) make cash capital contributions to the Company, to the extent necessary to cause the ratio of net earnings available for fixed charges to fixed charges to be not less than 1.05 for each fiscal quarter (with such ratio determined, on a consolidated basis and in accordance with U.S. GAAP, for such fiscal quarter and the immediately preceding three fiscal quarters taken as a whole), (b) generally maintain an ownership of at least 51% of the voting equity interests in the Company and (c) cause the Company to have, as of the end of any fiscal quarter, a consolidated tangible net worth of at least $50 million. The support agreement is not intended to be and is not a guarantee by CNHI of any indebtedness or other obligation of the Company. The obligations of CNHI to the Company pursuant to this support agreement are to the Company only and do not run to, and are not enforceable directly by, any creditor of the Company. The support agreement may be modified, amended or terminated, at CNHI's election, upon thirty days' prior written notice to the Company and the rating agencies, if (a) the modification, amendment or termination would not result in a downgrade of the Company's rated indebtedness; (b) the modification, amendment or notice of termination provides that the support agreement will continue in effect with respect to the Company's rated indebtedness then outstanding; or (c) the Company has no long-term rated indebtedness outstanding.

NOTE 9: INCOME TAXES

        The income and expenses of the Company and certain of its domestic subsidiaries are included in the consolidated income tax return of Case New Holland Inc., a wholly-owned subsidiary of CNHI, and parent of CNH Industrial America. The Company's Canadian subsidiaries file separate income tax returns, as do certain domestic subsidiaries. The Company and certain of its domestic subsidiaries are LLCs and, as a result, incur no income tax liability on a stand-alone basis for tax purposes. However, for financial reporting, all tax accounts have been disclosed and the income tax expense is reflective for all of the companies included in the consolidated financial statements.

        The sources of income before taxes for the years ended December 31, 2015, 2014, and 2013 are as follows, with foreign defined as any income earned outside the United States:

	2015	2014	2013
Domestic	$248,156	$291,290	$300,032
Foreign	78,684	95,078	101,130

Income before taxes	$326,840	$386,368	$401,162

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 9: INCOME TAXES (Continued)

        The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Current income tax expense (benefit):
Domestic	$11,246	$(4,159)	$77,406
Foreign	19,877	45,632	22,519

Total current income tax expense	31,123	41,473	99,925

Deferred income tax expense (benefit):
Domestic	76,969	108,836	29,497
Foreign	1,149	(23,191)	5,400

Total deferred income tax expense	78,118	85,645	34,897

Total tax provision	$109,241	$127,118	$134,822

        A reconciliation of CNH's statutory and effective income tax rate for the years ended December 31, 2015, 2014, and 2013 is as follows:

	2015	2014	2013
Tax provision at statutory rate	35.0%	35.0%	35.0%
State taxes	4.0	3.2	4.5
Foreign taxes	(4.8)	(5.0)	(5.0)
Tax contingencies	—	(0.1)	0.1
Tax credits and incentives	(0.5)	(0.1)	(0.2)
Other	(0.3)	(0.1)	(0.8)

Total tax provision effective rate	33.4%	32.9%	33.6%

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 9: INCOME TAXES (Continued)

        The components of the Company's net deferred tax liability as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Pension, postretirement and post-employment benefits	$2,964	$2,864
Marketing and sales incentive programs	69,198	81,326
Allowance for credit losses	33,434	33,512
Other accrued liabilities	10,613	9,868
Tax loss and tax credit carry forwards	5,906	11,644

Total deferred tax assets	$122,115	$139,214
Deferred tax liability:
Equipment on operating lease	$376,828	$311,717

Deferred tax liability, net(1)	$(254,713)	$(172,503)

(1)
In the accompanying consolidated balance sheets, the US net deferred tax position in 2015 and 2014 is included in "Accounts payable and other accrued liabilities" while the Canadian net deferred tax position in 2015 and 2014 is included in "Other assets".

        Deferred taxes are provided to reflect timing differences between the financial and tax basis of assets and liabilities and tax carryforwards using currently enacted tax rates and laws. Management believes it is more likely than not the benefit of the deferred tax assets will be realized.

        A reconciliation of the gross amounts of tax contingencies at the beginning and end of the year is as follows:

	2015	2014	2013
Balance, beginning of year	$8	$5,423	$5,830
Additions based on tax positions related to the current year	—	—	—
Reductions for tax positions of prior years	—	(492)	(367)
Settlements	(8)	(4,923)	(40)

Balance, end of year	$—	$8	$5,423

        The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $0.

        The Company recognizes interest and penalties accrued related to tax contingencies in income tax expense. During the years ended December 31, 2015, 2014, and 2013, the Company recognized approximately $0, $(3,187), and $307, respectively, in interest and penalties. The Company had approximately $0, $(424), and $2,880 for the expected future payment of interest and penalties accrued at December 31, 2015, 2014, and 2013, respectively.

        During 2014, the Company effectively settled the outstanding audits for tax years 2003 through 2006. The contingency reserve set up for these years amounted to $5,959 and the amount of cash outlays were

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 9: INCOME TAXES (Continued)

$4,887, which resulted in a net benefit of $1,072. During 2015, the Company closed the last remaining item related to tax year 2010 for a state portion that was amended.

        At December 31, 2015, undistributed earnings in certain subsidiaries outside the U.S. totaled $475,000 for which no deferred taxes have been recorded as the remittance of earnings from certain jurisdictions would incur no tax or such earnings are permanently reinvested. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

        The President of the United States signed the American Taxpayer Relief Act of 2012 on January 2, 2013. Consequently, the lapse of the active financing income exception resulted in a tax detriment of approximately $2,671 in 2012 and a corresponding tax benefit of approximately $2,671 in 2013.

        On December 18, 2015, the President of the United States signed The Protecting Americans from Tax Hikes (PATH) Act, which made permanent several lapsed business incentives, including the subpart F exception for active financing income. For financial reporting purposes, the tax impact of this legislation is taken into account in the quarter in which the legislation is enacted by Congress and signed into law by the President. Since the President signed the bill on December 18, 2015, the financial reporting for these legislative changes occurred in the fourth quarter of 2015.

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

Interest Rate Derivatives

        The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the years ended December 31, 2015, 2014 and 2013. These amounts are recorded in "Other expenses" in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 54 months. The after-tax losses deferred in accumulated other comprehensive income that will be recognized in interest expense over the next 12 months are approximately $478.

        The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company's

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 10: FINANCIAL INSTRUMENTS (Continued)

committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the years ended December 31, 2015, 2014 and 2013.

        Most of the Company's interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company's interest rate derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company's interest rate derivatives was approximately $2,840,821 and $3,457,267 at December 31, 2015 and 2014, respectively. The thirteen-month average notional amounts as of December 31, 2015 and 2014 were $2,876,380 and $3,074,793, respectively.

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

Financial Statement Impact of the Company's Derivatives

        The fair values of the Company's derivatives as of December 31, 2015 and 2014 in the consolidated balance sheets are recorded as follows:

	2015	2014
Derivatives Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$1,188	$680
Accounts payable and other accrued liabilities:
Interest rate derivatives	$1,027	$212
Derivatives Not Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$3,863	$6,727
Foreign exchange contracts	91	136

Total	$3,954	$6,863

Accounts payable and other accrued liabilities:
Interest rate derivatives	$3,863	$6,727

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 10: FINANCIAL INSTRUMENTS (Continued)

        Pre-tax gains (losses) on the consolidated statements of income related to the Company's derivatives for the years ended December 31, 2015, 2014 and 2013 are recorded in the following accounts:

	2015	2014	2013
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion)
Interest rate derivatives	$(3,063)	$(747)	$(774)
Reclassified from accumulated other comprehensive Income (loss) (effective portion)
Interest rate derivatives—Interest expense to third parties	(3,979)	(4,502)	(6,138)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	(329)	(285)	(138)

Items Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014, all of which are classified as Level 2:

	2015	2014
Assets
Interest rate derivatives	$5,051	$7,407
Foreign exchange contracts	91	136

Total assets	$5,142	$7,543

Liabilities
Interest rate derivatives	$4,890	$6,939

Total liabilities	$4,890	$6,939

        There were no transfers between Level 1, Level 2 and Level 3 hierarchy levels during the periods presented.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 10: FINANCIAL INSTRUMENTS (Continued)

        The following table presents the changes in the Level 3 fair-value category for the years ended December 31, 2014 and 2013:

Retained Interests
Balance at January 1, 2013	$9,271
Total gains or losses (realized/unrealized):
Included in earnings	856
Included in other comprehensive income (loss)	(284)
Settlements	(6,990)

Balance at December 31, 2013	$2,853
Total gains or losses (realized/unrealized):
Included in earnings	220
Included in other comprehensive income (loss)	—
Settlements	(3,073)

Balance at December 31, 2014	$—

Items Measured at Fair Value on a Nonrecurring Basis

        The Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets.

        Equipment held for sale measured at fair value on a nonrecurring basis that was held on the consolidated balance sheet at December 31, 2015 and 2014 was $92,753 and $74,418, respectively. The fair market value of these assets was based on an internal valuation methodology, which used industry guide book values adjusted for recent remarketing history and was classified as Level 3 under the fair value hierarchy. For the years ended December 31, 2015 and 2014, the Company recorded impairment losses on equipment held for sale of $28,893 and $12,300, respectively. In addition, the Company recorded (gains) losses on the sale of the equipment held of ($4,783) and $8,180 for the years ended December 31, 2015 and 2014, respectively. Both the impairment losses and the (gains) losses on the sale of equipment held were included in "Other expenses" in the accompanying consolidated statements of income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 10: FINANCIAL INSTRUMENTS (Continued)

Financial Instruments Not Carried at Fair Value

        The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of December 31, 2015 and 2014 are as follows:

	2015		2014
	Carrying Amount	Estimated Fair Value *	Carrying Amount	Estimated Fair Value *
Receivables	$11,637,025	$11,653,032	$12,789,027	$12,854,705
Long-term debt	$7,805,199	$7,731,004	$8,193,039	$8,195,209

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 11: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        A summary of the Company's reportable segment information is as follows:

	2015	2014	2013
Revenues
United States	$762,790	$741,869	$666,776
Canada	170,342	197,769	196,479
Eliminations	(4,052)	(4,887)	(5,134)

Total	$929,080	$934,751	$858,121

Interest expense
United States	$249,209	$236,835	$209,435
Canada	45,116	54,480	53,021
Eliminations	(4,052)	(4,887)	(5,134)

Total	$290,273	$286,428	$257,322

Segment net income
United States	$159,942	$186,611	$197,707
Canada	57,657	72,639	68,633

Total	$217,599	$259,250	$266,340

Depreciation and amortization
United States	$160,069	$108,074	$81,979
Canada	35,349	34,778	33,113

Total	$195,418	$142,852	$115,092

Expenditures for equipment on operating leases
United States	$789,035	$861,815	$501,599
Canada	148,882	135,043	118,962

Total	$937,917	$996,858	$620,561

Provision (benefit) for credit losses
United States	$20,440	$10,706	$(9,323)
Canada	1,455	3,418	3,419

Total	$21,895	$14,124	$(5,904)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 11: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	2015	2014	2013
Segment assets
United States	$13,107,915	$13,430,826	$12,536,638
Canada	2,243,028	2,693,008	2,664,096
Eliminations	(285,774)	(214,269)	(214,030)

Total	$15,065,169	$15,909,565	$14,986,704

Managed receivables
United States	$9,949,367	$10,708,704	$10,147,225
Canada	1,782,382	2,175,865	2,151,226

Total	$11,731,749	$12,884,569	$12,298,451

NOTE 12: RELATED-PARTY TRANSACTIONS

        The Company receives compensation from CNH Industrial North America for retail, wholesale and operating lease sales programs offered by CNH Industrial North America on which finance charges are waived or below-market rate financing programs are offered. The Company receives compensation from CNH Industrial North America based on the Company's estimated costs and a targeted return on equity. The Company is also compensated for lending funds to CNH Industrial North America.

        The summary of sources included in "Interest and other income from affiliates" in the accompanying consolidated statements of income at December 31, 2015, 2014, and 2013 is as follows:

	2015	2014	2013
Subsidy from CNH Industrial North America:
Retail	$193,008	$228,023	$219,171
Wholesale	151,960	161,308	158,313
Operating lease	63,955	48,035	35,889
Subsidy from other affiliates:
Wholesale	—	—	1,584
Lending funds:
CNH Industrial North America	56	—	—
Other affiliates	—	69	—

Total interest and other income from affiliates	$408,979	$437,435	$414,957

        Fees charged by affiliates represent payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 12: RELATED-PARTY TRANSACTIONS (Continued)

        As of December 31, 2015 and 2014, the Company had various accounts and notes receivable and debt with the following affiliates:

	2015			2014
	Rate	Maturity	Amount	Rate	Maturity	Amount
Affiliated receivables from:
CNH Industrial America	0%	—	$149,050	0%	—	$39,677
CNH Industrial Canada Ltd.	0%	—	10,258	0%	—	6,763
Other affiliates	0%	—	12,350	0%	—	12,291

Total affiliated receivables			$171,658			$58,731

Affiliated debt owed to:
CNH Industrial America			$—	3.92%	2015	$713,230
CNH Industrial Canada Ltd.	3.33%	2016	22,642	5.05%	2015	149,215

Total affiliated debt			$22,642			$862,445

        Included in "Other Assets" in the accompanying balance sheets were tax receivables due from related parties of $20,122 and $62,515, respectively, as of December 31, 2015 and 2014. Accounts payable and other accrued liabilities of $2,646 and $5,282, respectively, as of December 31, 2015 and 2014, were payable to related parties. Interest expense to affiliates was $21,182, $30,477 and $24,105, respectively, for the years ended December 31, 2015, 2014 and 2013.

        In order to utilize the used equipment marketing channels that exist in CNH Industrial Capital, inventory of $10,902 and $19,541 was transferred from CNH Industrial America at cost during the years ended December 31, 2015 and 2014, respectively, of which $15,017 remains in "Equipment held for sale" in the accompanying consolidated balance sheets as of December 31, 2015.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 13: COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees

        The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $250,401. The guarantees are in effect for the term of the underlying funding facilities plus 365 days. The underlying facilities are renewable annually.

Commitments

        The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At December 31, 2015, the total credit limit available was $6,373,248, of which $3,520,504 was utilized.

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the "Guarantor Entities"), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of December 31, 2015 and 2014 and for the

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

three years ended December 31, 2015. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

	Condensed Statements of Comprehensive Income for the Year Ended December 31, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$7,242	$201,139	$—	$208,381
Interest income on wholesale notes	—	(1,221)	73,547	—	72,326
Interest and other income from affiliates	85,976	222,387	340,456	(239,840)	408,979
Rental income on operating leases	—	168,943	45,244	—	214,187
Other income	—	105,784	2,777	(83,354)	25,207

Total revenues	85,976	503,135	663,163	(323,194)	929,080

EXPENSES
Interest expense:
Interest expense to third parties	143,485	(2,468)	128,074	—	269,091
Interest expense to affiliates	—	226,079	34,943	(239,840)	21,182

Total interest expense	143,485	223,611	163,017	(239,840)	290,273

Administrative and operating expenses:
Fees charged by affiliates	—	44,711	85,414	(83,354)	46,771
Provision (benefit) for credit losses, net	—	4,148	17,747	—	21,895
Depreciation of equipment on operating leases	—	155,194	38,608	—	193,802
Other expenses	1	40,114	9,384	—	49,499

Total operating expenses	1	244,167	151,153	(83,354)	311,967

Total expenses	143,486	467,778	314,170	(323,194)	602,240

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(57,510)	35,357	348,993	—	326,840
Income tax provision (benefit)	(22,180)	10,522	120,899	—	109,241
Equity in income of consolidated subsidiaries accounted for under the equity method	252,670	227,835	—	(480,505)	—

NET INCOME	217,340	252,670	228,094	(480,505)	217,599
Net income attributed to noncontrolling interest	—	—	(259)	—	(259)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$217,340	$252,670	$227,835	$(480,505)	$217,340

COMPREHENSIVE INCOME (LOSS)	$105,730	$141,060	$132,062	$(272,863)	$105,989
Comprehensive income attributed to noncontrolling interest	—	—	(259)	—	(259)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$105,730	$141,060	$131,803	$(272,863)	$105,730

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of December 31, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$181,740	$120,408	$—	$302,148
Restricted cash	—	100	795,621	—	795,721
Receivables, less allowance for credit losses	—	1,545,558	10,091,467	—	11,637,025
Affiliated accounts and notes receivable	3,071,941	1,662,314	1,707,079	(6,269,676)	171,658
Equipment on operating leases, net	—	1,540,425	256,076	—	1,796,501
Equipment held for sale	—	138,628	22,712	—	161,340
Investments in consolidated subsidiaries accounted for under the equity method	2,040,543	2,235,730	—	(4,276,273)	—
Goodwill and intangible assets, net	—	90,048	26,363	—	116,411
Other assets	25,999	23,780	39,223	(4,637)	84,365

TOTAL	$5,138,483	$7,418,323	$13,058,949	$(10,550,586)	$15,065,169

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$500,000	$14,011	$4,517,207	$—	$5,031,218
Accounts payable and other accrued liabilities	292,958	2,489,211	613,026	(2,640,517)	754,678
Affiliated debt	—	2,764,128	892,310	(3,633,796)	22,642
Long-term debt	2,894,093	110,430	4,800,676	—	7,805,199

Total liabilities	3,687,051	5,377,780	10,823,219	(6,274,313)	13,613,737
Stockholder's equity	1,451,432	2,040,543	2,235,730	(4,276,273)	1,451,432

TOTAL	$5,138,483	$7,418,323	$13,058,949	$(10,550,586)	$15,065,169

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Year Ended December 31, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(126,019)	$722,712	$(367,316)	$292,721	$522,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(11,582,973)	(10,723,276)	8,295,661	(14,010,588)
Collections of receivables	—	11,878,402	11,205,283	(8,295,272)	14,788,413
Change in restricted cash	—	—	41,489	—	41,489
Purchase of equipment on operating leases, net	—	(605,011)	(15,779)	—	(620,790)
Expenditures for property and equipment	—	(1,702)	—	—	(1,702)

Net cash from (used in) investing activities	—	(311,284)	507,717	389	196,822

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(556,700)	14,505	(293,110)	(835,305)
Net change in indebtedness	296,019	101,669	(96,175)	—	301,513
Dividends paid to CNH Industrial America LLC	(170,000)	—	—	—	(170,000)
Preferred dividends paid to CNH Industrial Canada Ltd.	—	—	(551)	—	(551)
Redemption of preferred stock of subsidiary			(60,416)		(60,416)

Net cash from (used in) financing activities	126,019	(455,031)	(142,637)	(293,110)	(764,759)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(43,603)	(2,236)	—	(45,839)
CASH AND CASH EQUIVALENTS:
Beginning of year	—	225,343	122,644	—	347,987

End of year	$—	$181,740	$120,408	$—	$302,148

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Year Ended December 31, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$9,696	$194,756	$—	$204,452
Interest income wholesale notes	—	(1,292)	75,742	—	74,450
Interest and other income from affiliates	96,352	220,950	382,145	(262,012)	437,435
Rental income on operating leases	—	108,568	57,346	—	165,914
Other income	—	142,031	7,681	(97,212)	52,500

Total revenues	96,352	479,953	717,670	(359,224)	934,751

EXPENSES
Interest expense:
Interest expense to third parties	124,629	(7,328)	138,650	—	255,951
Interest expense to affiliates	—	245,133	47,356	(262,012)	30,477

Total interest expense	124,629	237,805	186,006	(262,012)	286,428

Administrative and operating expenses:
Fees charged by affiliates	—	40,103	106,648	(97,212)	49,539
Provision (benefit) for credit losses, net	—	(1,300)	15,424	—	14,124
Depreciation of equipment on operating leases	—	93,549	48,139	—	141,688
Other expenses	1	55,836	767	—	56,604

Total administrative and operating expenses	1	188,188	170,978	(97,212)	261,955

Total expenses	124,630	425,993	356,984	(359,224)	548,383

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(28,278)	53,960	360,686	—	386,368
Income tax provision (benefit)	(10,873)	19,097	118,894	—	127,118
Equity in income of consolidated subsidiaries accounted for under the equity method	275,428	240,565	—	(515,993)	—

NET INCOME	258,023	275,428	241,792	(515,993)	259,250
Net income attributed to noncontrolling interest	—	—	(1,227)	—	(1,227)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$258,023	$275,428	$240,565	$(515,993)	$258,023

COMPREHENSIVE INCOME (LOSS)	$202,023	$219,428	$194,587	$(412,788)	$203,250
Comprehensive income attributed to noncontrolling interest	—	—	(1,227)	—	(1,227)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$202,023	$219,428	$193,360	$(412,788)	$202,023

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of December 31, 2014
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$225,343	$122,644	$—	$347,987
Restricted cash	—	100	858,725	—	858,825
Receivables, less allowance for credit losses	—	1,845,524	10,943,503	—	12,789,027
Affiliated accounts and notes receivable	2,749,776	1,712,656	1,365,447	(5,769,148)	58,731
Equipment on operating leases, net	—	1,128,542	329,783	—	1,458,325
Equipment held for sale	—	121,190	8,510	—	129,700
Investments in consolidated subsidiaries accounted for under the equity method	1,923,861	2,228,741	—	(4,152,602)	—
Goodwill and intangible assets	—	89,927	31,279	—	121,206
Other assets	20,778	77,597	51,637	(4,248)	145,764

TOTAL	$4,694,415	$7,429,620	$13,711,528	$(9,925,998)	$15,909,565

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$750,000	$19,128	$3,863,080	$—	$4,632,208
Accounts payable and other accrued liabilities	56,261	2,162,159	860,231	(2,432,710)	645,941
Affiliated debt	—	3,320,828	882,303	(3,340,686)	862,445
Long-term debt	2,348,074	3,644	5,841,321	—	8,193,039

Total liabilities	3,154,335	5,505,759	11,446,935	(5,773,396)	14,333,633
Stockholder's equity	1,540,080	1,923,861	2,264,593	(4,152,602)	1,575,932

TOTAL	$4,694,415	$7,429,620	$13,711,528	$(9,925,998)	$15,909,565

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Year Ended December 31, 2013
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$572	$180,770	$—	$181,342
Interest income on wholesale notes	—	(1,001)	64,761	—	63,760
Interest and other income from affiliates	69,589	214,317	361,773	(230,722)	414,957
Rental income on operating leases	—	80,765	58,172	—	138,937
Other income	—	135,543	10,088	(86,506)	59,125

Total revenues	69,589	430,196	675,564	(317,228)	858,121

EXPENSES
Interest expense:
Interest expense to third parties	93,941	17	139,259	—	233,217
Interest expense to affiliates	—	212,552	42,275	(230,722)	24,105

Total interest expense	93,941	212,569	181,534	(230,722)	257,322

Administrative and operating expenses:
Fees charged by affiliates	—	45,403	97,508	(86,506)	56,405
Provision (benefit) for credit losses, net	—	(13,380)	7,476	—	(5,904)
Depreciation of equipment on operating leases	—	64,822	49,231	—	114,053
Other expenses	1	36,575	(1,493)	—	35,083

Total administrative and operating expenses	1	133,420	152,722	(86,506)	199,637

Total expenses	93,942	345,989	334,256	(317,228)	456,959

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(24,353)	84,207	341,308	—	401,162
Income tax provision (benefit)	(9,393)	30,212	114,003	—	134,822
Equity in income of consolidated subsidiaries accounted for under the equity method	279,840	225,845	—	(505,685)	—

NET INCOME	264,880	279,840	227,305	(505,685)	266,340
Net income attributed to noncontrolling interest	—	—	(1,460)	—	(1,460)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$264,880	$279,840	$225,845	$(505,685)	$264,880

COMPREHENSIVE INCOME (LOSS)	$224,304	$239,262	$192,320	$(430,122)	$225,764
Comprehensive income attributed to noncontrolling interest	—	—	(1,460)	—	(1,460)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$224,304	$239,262	$190,860	$(430,122)	$224,304

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 15: SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

	For the Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$225,586	$234,541	$236,995	$231,958	$929,080
Interest expense	74,694	71,512	73,109	70,958	290,273
Administrative and operating expenses	68,906	74,438	82,119	86,504	311,967
Income tax provision	28,275	30,673	26,913	23,380	109,241
Net income attributable to noncontrolling interest	(259)	—	—	—	(259)

Net income attributable to CNH Industrial Capital LLC	$53,452	$57,918	$54,854	$51,116	$217,340

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$220,988	$233,764	$233,960	$246,039	$934,751
Interest expense	63,128	70,669	74,115	78,516	286,428
Administrative and operating expenses	55,986	61,835	71,393	72,741	261,955
Income tax provision	34,807	32,598	29,762	29,951	127,118
Net income attributable to noncontrolling interest	(328)	(334)	(273)	(292)	(1,227)

Net income attributable to CNH Industrial Capital LLC	$66,739	$68,328	$58,417	$64,539	$258,023

NOTE 16: SUBSEQUENT EVENTS

        On February 17, 2016, the Company, through a bankruptcy-remote trust, issued $850,000 of amortizing asset-backed notes secured by U.S. retail loan contracts.