Form 10-Q
period 2016-03-31
CNH Industrial Capital LLC
filed 2016-05-10
CIK 1552493

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

        As of March 31, 2016, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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
This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in thousands)

(Unaudited)

	2016	2015
REVENUES
Interest income on retail notes and finance leases	$54,003	$49,123
Interest income on wholesale notes	15,016	18,932
Interest and other income from affiliates	100,026	104,154
Rental income on operating leases	59,282	48,808
Other income	5,591	4,569

Total revenues	233,918	225,586

EXPENSES
Interest expense:
Interest expense to third parties	71,084	63,837
Interest expense to affiliates	887	10,857

Total interest expense	71,971	74,694

Administrative and operating expenses:
Fees charged by affiliates	11,717	12,873
Provision for credit losses, net	6,397	3,961
Depreciation of equipment on operating leases	57,284	44,573
Other expenses	2,984	7,499

Total administrative and operating expenses	78,382	68,906

Total expenses	150,353	143,600

INCOME BEFORE TAXES	83,565	81,986
Income tax provision	26,344	28,275

NET INCOME	57,221	53,711
Net income attributed to noncontrolling interest	—	(259)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$57,221	$53,452

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in thousands)

(Unaudited)

	2016	2015
NET INCOME	$57,221	$53,711
Other comprehensive income (loss):
Foreign currency translation adjustment	42,249	(63,068)
Pension liability adjustment	100	109
Change in derivative financial instruments	33	(1,080)

Total other comprehensive income (loss)	42,382	(64,039)

COMPREHENSIVE INCOME (LOSS)	99,603	(10,328)
Less: comprehensive income attributable to noncontrolling interest	—	(259)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$99,603	$(10,587)

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(Dollars in thousands)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$208,746	$302,148
Restricted cash	611,280	795,721
Receivables, less allowance for credit losses of $93,236 and $94,724, respectively	11,474,499	11,637,025
Affiliated accounts and notes receivable	145,911	171,658
Equipment on operating leases, net	1,825,104	1,796,501
Equipment held for sale	178,694	161,340
Goodwill	109,730	107,935
Other intangible assets, net	8,020	8,476
Other assets	70,683	47,210

TOTAL	$14,632,667	$15,028,014

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,900,492	$5,031,218
Accounts payable and other accrued liabilities	791,409	754,678
Affiliated debt	9,877	22,642
Long-term debt	7,454,717	7,768,044

Total liabilities	13,156,495	13,576,582

Commitments and contingent liabilities (Note 10)
Stockholder's equity:
Member's capital	—	—
Paid-in capital	843,865	843,728
Accumulated other comprehensive income (loss)	(119,156)	(161,538)
Retained earnings	751,463	769,242

Total CNH Industrial Capital LLC stockholder's equity	1,476,172	1,451,432
Noncontrolling interest	—	—

Total stockholder's equity	1,476,172	1,451,432

TOTAL	$14,632,667	$15,028,014

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

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

	March 31, 2016	December 31, 2015
Restricted cash	$611,180	$795,621
Receivables, less allowance for credit losses of $75,539 and $75,909, respectively	8,327,016	9,064,834

TOTAL	$8,938,196	$9,860,455

Short-term debt (including current maturities of long-term debt)	$3,878,075	$4,517,207
Long-term debt	4,486,220	4,782,808

TOTAL	$8,364,295	$9,300,015

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in thousands)

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,221	$53,711
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	57,293	44,582
Amortization of intangibles	476	301
Provision for credit losses, net	6,397	3,961
Deferred income tax expense	61,378	44,852
Stock compensation expense	137	195
Changes in components of working capital:
Change in affiliated accounts and notes receivables	25,940	44,554
Change in other assets and equipment held for sale	(22,815)	(15,803)
Change in accounts payable and other accrued liabilities	(36,654)	32,264

Net cash from (used in) operating activities	149,373	208,617

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(2,428,467)	(3,315,783)
Collections of receivables	2,714,921	3,544,795
Change in restricted cash	191,610	192,959
Purchase of equipment on operating leases	(149,260)	(245,323)
Proceeds from disposal of equipment on operating leases	66,653	85,451
Change in property and equipment and software, net	(22)	21

Net cash from (used in) investing activities	395,435	262,120

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	91,694	699,956
Payment of affiliated debt	(105,127)	(935,512)
Proceeds from issuance of long-term debt	1,350,000	1,160,904
Payment of long-term debt	(1,161,283)	(1,282,491)
Change in short-term borrowings, net	(738,494)	—
Dividends paid to CNH Industrial America LLC	(75,000)	(15,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	—	(551)
Redemption of preferred stock of subsidiary	—	(60,416)

Net cash from (used in) financing activities	(638,210)	(433,110)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93,402)	37,627
CASH AND CASH EQUIVALENTS
Beginning of period	302,148	347,987

End of period	$208,746	$385,614

CASH PAID DURING THE PERIOD FOR INTEREST	$66,499	$63,712

CASH PAID (RECEIVED) DURING THE PERIOD FOR TAXES	$(12,889)	$5,973

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in thousands)

(Unaudited)

	Company Stockholder
	Member's Capital	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non- Controlling Interest	Total
BALANCE—January 1, 2015	$—	$843,250	$(49,928)	$746,758	$35,852	$1,575,932
Net income	—	—	—	53,452	259	53,711
Dividend paid to CNH Industrial America LLC	—	—	—	(15,000)	—	(15,000)
Preferred dividend paid to CNH Industrial Canada Ltd		—	—	—	(551)	(551)
Redemption of preferred stock of subsidiary		—	—	(24,856)	(35,560)	(60,416)
Foreign currency translation adjustment	—	—	(63,068)	—	—	(63,068)
Stock compensation	—	195	—	—	—	195
Pension liability adjustment, net of tax	—	—	109	—	—	109
Change in derivative financial instruments, net of tax	—	—	(1,080)	—	—	(1,080)

BALANCE—March 31, 2015	$—	$843,445	$(113,967)	$760,354	$—	$1,489,832

BALANCE—January 1, 2016	$—	$843,728	$(161,538)	$769,242	$—	$1,451,432
Net income	—	—	—	57,221	—	57,221
Dividends paid to CNH Industrial America LLC	—	—	—	(75,000)	—	(75,000)
Foreign currency translation adjustment	—	—	42,249	—	—	42,249
Stock compensation	—	137	—	—	—	137
Pension liability adjustment, net of tax	—	—	100	—	—	100
Change in derivative financial instruments, net of tax	—	—	33	—	—	33

BALANCE—March 31, 2016	$—	$843,865	$(119,156)	$751,463	$—	$1,476,172

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

        The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, which should be read in conjunction with the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, which is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Adopted in 2016

        In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation ("ASU 2015-02"). ASU 2015-02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitized structures. The new standard eliminates the previous deferral in Accounting Standards Codification 810, which allowed reporting entities with interests in certain investment funds to follow previously issued consolidations guidance, and makes changes to both the variable interest model and the voting model. ASU 2015-02 has been adopted and did not have a material effect on the Company's consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 is intended to simplify the presentation of debt issuance costs. The new standard requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 was retrospectively adopted by the Company on January 1, 2016. As a result, $37,155 of debt issuance costs at December 31, 2015 was reclassified from other assets to long-term debt.

        In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"), which amends ASC 835-30, Interest-Imputation of Interest. ASU 2015-15 clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. ASU 2015-15 has been adopted and did not have a material effect on the Company's consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the principal versus agent guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and the licensing implementation guidance in ASU 2014-09. These related ASU's have the same effective date and the same implementation requirements as ASU 2014-09. The Company is currently assessing the method of adoption it will elect and the impact of the adoption of these revenue recognition updates on its financial position and results of operations.

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

        In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The purpose of this update is to enhance the reporting model for financial instruments to provide users with more decision-useful information. Accordingly, ASU 2016-01 updates and revises various requirements, including measurement of equity investments at fair value with changes recognized in net income (except equity method or consolidated investees), which supersedes the current guidance to classify equity securities with readily determinable fair values into different categories (e.g., trading or available for sale). It also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (e.g. securities or loans and receivables) on the balance sheet and in the accompanying notes. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. The Company is currently assessing the impact of the adoption of ASU 2016-01 on its financial position and results of operations.

        In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"), which relates to the accounting of leasing transactions. This standard requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. It is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years, but early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently assessing the impact of the adoption of ASU 2016-02 on its financial position and results of operations.

        In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05") and ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments ("ASU 2016-06"). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require designation of that hedging relationship if all other hedge accounting criteria continue to be met. ASU 2016-06 clarifies the steps required to determine bifurcation of an embedded derivative. These standards will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU 2016-05 and ASU 2016-06 on its financial position and results of operations.

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

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended March 31, 2016:

	Currency Translation Adjustment	Pension Liability	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$(155,341)	$(6,084)	$(3,184)	$(164,609)
Tax asset (liability)	—	2,226	845	3,071

Beginning balance, net of tax	(155,341)	(3,858)	(2,339)	(161,538)
Other comprehensive income (loss) before reclassifications	42,249	(85)	(119)	42,045
Amounts reclassified from accumulated other comprehensive income (loss)	—	252	164	416
Tax effects	—	(67)	(12)	(79)

Net current-period other comprehensive income (loss)	42,249	100	33	42,382

BALANCE at March 31, 2016	$(113,092)	$(3,758)	$(2,306)	$(119,156)

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

        The reclassifications out of AOCI and the location on the consolidated statements of income for the three months ended March 31, 2016 and 2015 are as follows:

	2016	2015	Affected Line Item
Amortization of defined benefit pension items:
	$(252)	$(183)	Other

	(252)	(183)	Income before taxes
	101	61	Income tax benefit

	$(151)	$(122)	Net of tax

Unrealized losses on derivatives:
	$(164)	$(1,455)	Interest expense to third parties

	(164)	(1,455)	Income before taxes
	44	483	Income tax benefit

	$(120)	$(972)	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

        A summary of receivables included in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
Retail note receivables	$620,238	$829,392
Wholesale receivables	724,468	761,128
Finance lease receivables	37,740	36,498
Restricted receivables	10,185,289	10,104,731

Gross receivables	11,567,735	11,731,749
Less
Allowance for credit losses	(93,236)	(94,724)

Total receivables, net	$11,474,499	$11,637,025

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

        The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Retail note receivables	$7,187,383	$7,215,976
Wholesale receivables	2,997,906	2,888,755

Total restricted receivables	$10,185,289	$10,104,731

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

        Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is determined to be probable that all amounts due will not be collected

        The Company's allowance for credit losses is segregated into two portfolio segments: retail and wholesale. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The retail segment includes retail notes and finance lease receivables. The wholesale segment includes wholesale financing to CNH Industrial North America dealers.

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

        Allowance for credit losses activity for the three months ended March 31, 2016 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$88,405	$6,319	$94,724
Charge-offs	(9,384)	(1)	(9,385)
Recoveries	950	4	954
Provision	6,217	180	6,397
Foreign currency translation and other	479	67	546

Ending balance	$86,667	$6,569	$93,236

Ending balance: individually evaluated for impairment	$18,806	$3,390	$22,196

Ending balance: collectively evaluated for impairment	$67,861	$3,179	$71,040

Receivables:
Ending balance	$7,845,361	$3,722,374	$11,567,735

Ending balance: individually evaluated for impairment	$81,228	$66,248	$147,476

Ending balance: collectively evaluated for impairment	$7,764,133	$3,656,126	$11,420,259

        Allowance for credit losses activity for the three months ended March 31, 2015 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$88,697	$6,845	$95,542
Charge-offs	(5,669)	(121)	(5,790)
Recoveries	432	7	439
Provision	3,945	16	3,961
Foreign currency translation and other	(933)	(142)	(1,075)

Ending balance	$86,472	$6,605	$93,077

Ending balance: individually evaluated for impairment	$13,295	$3,108	$16,403

Ending balance: collectively evaluated for impairment	$73,177	$3,497	$76,674

Receivables:
Ending balance	$8,399,420	$4,049,660	$12,449,080

Ending balance: individually evaluated for impairment	$61,886	$53,615	$115,501

Ending balance: collectively evaluated for impairment	$8,337,534	$3,996,045	$12,333,579

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        Allowance for credit losses activity for the year ended December 31, 2015 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$88,697	$6,845	$95,542
Charge-offs	(22,250)	(356)	(22,606)
Recoveries	2,555	27	2,582
Provision	21,812	83	21,895
Foreign currency translation and other	(2,409)	(280)	(2,689)

Ending balance	$88,405	$6,319	$94,724

Ending balance: individually evaluated for impairment	$18,220	$3,185	$21,405

Ending balance: collectively evaluated for impairment	$70,185	$3,134	$73,319

Receivables:
Ending balance	$8,081,866	$3,649,883	$11,731,749

Ending balance: individually evaluated for impairment	$94,584	$82,015	$176,599

Ending balance: collectively evaluated for impairment	$7,987,282	$3,567,868	$11,555,150

        Utilizing an internal credit-scoring model, which considers customers' attributes, prior credit history and each retail transaction's attributes, the Company assigns a credit quality rating to each retail customer, by specific transaction, as part of the retail underwriting process. This rating is used in setting the terms on the transaction, including the interest rate. A description of the general characteristics of the customers' risk grades is as follows:

        Titanium—Customers from whom the Company expects no collection or loss activity.

        Platinum—Customers from whom the Company expects minimal, if any, collection or loss activity.

        Gold, Silver, Bronze—Customers defined as those with the potential for collection or loss activity.

        A breakdown of the retail portfolio by the customer's risk grade at the time of origination as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
Titanium	$4,367,921	$4,526,459
Platinum	2,160,338	2,196,628
Gold	1,107,521	1,139,255
Silver	173,936	184,281
Bronze	35,645	35,243

Total	$7,845,361	$8,081,866

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        As part of the ongoing monitoring of the credit quality of the wholesale portfolio, the Company utilizes an internal credit-scoring model that assigns a risk grade for each dealer. The scoring model considers the strength of the dealer's financial condition and payment history. The Company considers the dealers' ratings in the quarterly credit allowance analysis. A description of the general characteristics of the dealer risk grades is as follows:

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

        A breakdown of the wholesale portfolio by its credit quality indicators as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
A	$1,518,525	$1,482,570
B	1,611,329	1,650,643
C	362,039	343,409
D	230,481	173,261

Total	$3,722,374	$3,649,883

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        The aging of receivables as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$27,904	$12,995	$34,932	$75,831	$6,542,176	$6,618,007	$9,704
Canada	$1,999	$648	$616	$3,263	$1,224,091	$1,227,354	$—
Wholesale
United States	$354	$269	$314	$937	$3,014,462	$3,015,399	$—
Canada	$43	$32	$12	$87	$706,888	$706,975	$—
Total
Retail	$29,903	$13,643	$35,548	$79,094	$7,766,267	$7,845,361	$9,704
Wholesale	$397	$301	$326	$1,024	$3,721,350	$3,722,374	$—

	December 31, 2015
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$32,484	$10,438	$25,815	$68,737	$6,846,967	$6,915,704	$8,251
Canada	$1,438	$279	$793	$2,510	$1,163,652	$1,166,162	$339
Wholesale
United States	$283	$2	$372	$657	$3,033,004	$3,033,661	$298
Canada	$2	$—	$21	$23	$616,199	$616,222	$—
Total
Retail	$33,922	$10,717	$26,608	$71,247	$8,010,619	$8,081,866	$8,590
Wholesale	$285	$2	$393	$680	$3,649,203	$3,649,883	$298

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of March 31, 2016 and December 31, 2015, the Company's recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	March 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Retail
United States	$36,248	$35,836	$—	$39,862	$39,514	$—
Canada	$966	$956	$—	$408	$407	$—
Wholesale
United States	$—	$—	$—	$—	$—	$—
Canada	$—	$—	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$43,876	$42,351	$18,677	$53,499	$52,224	$17,951
Canada	$138	$136	$129	$815	$813	$269
Wholesale
United States	$60,789	$60,459	$2,965	$57,017	$56,741	$2,530
Canada	$5,459	$5,446	$425	$24,998	$24,932	$655
Total
Retail	$81,228	$79,279	$18,806	$94,584	$92,958	$18,220
Wholesale	$66,248	$65,905	$3,390	$82,015	$81,673	$3,185

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the three months ended March 31, 2016 and 2015, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a four-month average) and the related interest income recognized are as follows:

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$31,671	$242	$23,600	$264
Canada	$1,072	$12	$1,690	$24
Wholesale
United States	$—	$—	$6,397	$17
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$42,100	$—	$37,529	$—
Canada	$117	$1	$455	$2
Wholesale
United States	$62,157	$441	$36,919	$150
Canada	$8,098	$36	$13,973	$115
Total
Retail	$74,960	$255	$63,274	$290
Wholesale	$70,255	$477	$57,289	$282

        Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016			December 31, 2015
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$52,293	$60,459	$112,752	$52,787	$56,741	$109,528
Canada	$735	$5,446	$6,181	$1,247	$24,933	$26,180

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

        As of March 31, 2016, the Company had approximately 680 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $31,165 and the post-modification value was $29,992. A court has determined the concession in 276 of these cases. The pre-modification value of these contracts was $5,176 and the post-modification value was $4,346. As of March 31, 2015, the Company had approximately 630 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $16,822 and the post-modification value was $15,329. A court has determined the concession in 385 of these cases. The pre-modification value of these contracts was $6,670 and the post-modification value was $5,550. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended March 31, 2016 and 2015.

        As of March 31, 2016 and 2015, the Company's wholesale TDRs were immaterial.

NOTE 5: DEBT

        On February 17, 2016, the Company, through a bankruptcy-remote trust, issued $850,000 of amortizing asset-backed notes secured by U.S. retail loan contracts.

        On March 17, 2016, the Company completed an offering of $500,000 in aggregate principal amount of its 4.875% unsecured notes due 2021, issued at a price of 99.447%.

        On March 24, 2016, the Company entered into a $100,000, three-year, unsecured revolving credit facility.

NOTE 6: INCOME TAXES

        The effective tax rates for the three months ended March 31, 2016 and 2015 were 31.5% and 34.5%, respectively. The Company's provision for income taxes is based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. The 2016 estimated annual tax rate is expected to be lower than the U.S. federal corporate income tax rate of 35% primarily due to profits in tax jurisdictions with lower rates, including Canada.

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

Interest Rate Derivatives

        The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the three months ended March 31, 2016 and 2015. These amounts are recorded in "Other expenses" in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 51 months. The after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $508.

        The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company's committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three months ended March 31, 2016 and 2015.

        Most of the Company's interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company's interest rate derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company's interest rate derivatives was approximately $3,322,579 and $2,840,821 at March 31, 2016 and December 31, 2015, respectively. The four-month average notional amounts as of March 31, 2016 and 2015 were $3,196,550 and $3,301,102, respectively.

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

Financial Statement Impact of the Company's Derivatives

        The fair values of the Company's derivatives as of March 31, 2016 and December 31, 2015 in the consolidated balance sheets are recorded as follows:

	March 31, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$3,263	$1,188
Accounts payable and other accrued liabilities:
Interest rate derivatives	$1,000	$1,027
Derivatives Not Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$2,871	$3,863
Foreign exchange contracts	—	91

Total	$2,871	$3,954

Accounts payable and other accrued liabilities:
Interest rate derivatives	$2,871	$3,863

        Pre-tax gains (losses) on the consolidated statements of income related to the Company's derivatives for the three months ended March 31, 2016 and 2015 are recorded in the following accounts:

	2016	2015
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion)
Interest rate derivatives	$(119)	$(2,794)
Reclassified from accumulated other comprehensive income (loss) (effective portion)
Interest rate derivatives—Interest expense to third parties	(164)	(1,455)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$156	$(239)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

Items Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, all of which are classified as Level 2:

	March 31, 2016	December 31, 2015
Assets
Interest rate derivatives	$6,134	$5,051
Foreign exchange contracts	—	91

Total assets	$6,134	$5,142

Liabilities
Interest rate derivatives	$3,871	$4,890

Total liabilities	$3,871	$4,890

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

Financial Instruments Not Carried at Fair Value

        The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value *	Carrying Amount	Estimated Fair Value *
Receivables	$11,474,499	$11,455,539	$11,637,025	$11,653,032
Long-term debt	$7,454,717	$7,383,759	$7,768,044	$7,693,849

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

        A summary of the Company's reportable segment information is as follows:

	Three Months Ended March 31,
	2016	2015
Revenues
United States	$195,273	$183,122
Canada	39,647	43,505
Eliminations	(1,002)	(1,041)

Total	$233,918	$225,586

Interest expense
United States	$64,104	$63,561
Canada	8,869	12,174
Eliminations	(1,002)	(1,041)

Total	$71,971	$74,694

Segment net income
United States	$40,893	$40,818
Canada	16,328	12,893

Total	$57,221	$53,711

Depreciation and amortization
United States	$48,564	$36,361
Canada	9,205	8,522

Total	$57,769	$44,883

Expenditures for equipment on operating leases
United States	$123,427	$221,079
Canada	25,833	24,244

Total	$149,260	$245,323

Provision for credit losses
United States	$7,983	$3,190
Canada	(1,586)	771

Total	$6,397	$3,961

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	As of March 31, 2016	As of December 31, 2015
Segment assets
United States	$12,528,424	$13,073,845
Canada	2,388,850	2,239,943
Eliminations	(284,607)	(285,774)

Total	$14,632,667	$15,028,014

Managed receivables
United States	$9,633,406	$9,949,367
Canada	1,934,329	1,782,382

Total	$11,567,735	$11,731,749

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

        The summary of sources included in "Interest and other income from affiliates" in the accompanying consolidated statements of income for the three months ended March 31, 2016 and 2015 is as follows:

	2016	2015
Subsidy from CNH Industrial North America:
Retail	$44,009	$50,886
Wholesale	38,475	37,661
Operating lease	17,165	15,607
Income from affiliated receivables:
CNH Industrial North America	377	—

Total interest and other income from affiliates	$100,026	$104,154

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: RELATED-PARTY TRANSACTIONS (Continued)

        As of March 31, 2016 and December 31, 2015, the Company had various accounts and notes receivable and debt with the following affiliates:

	March 31, 2016	December 31, 2015
Affiliated receivables from:
CNH Industrial America	$130,761	$149,050
CNH Industrial Canada Ltd.	2,859	10,258
Other affiliates	12,291	12,350

Total affiliated receivables	$145,911	$171,658

Affiliated debt owed to:
CNH Industrial Canada Ltd.	$9,877	$22,642

        Included in "Other Assets" in the accompanying balance sheets were tax receivables due from related parties of $37,870 and $20,122, respectively, as of March 31, 2016 and December 31, 2015. Accounts payable and other accrued liabilities of $41,458 and $2,646, respectively, as of March 31, 2016 and December 31, 2015, were payable to related parties.

        Interest expense to affiliates was $887 and $10,857, respectively, for the three months ended March 31, 2016 and 2015. Fees charged by affiliates represent payroll and other human resource services CNH Industrial America performs on behalf of the Company.

        In order to utilize the used equipment marketing channels that exist in CNH Industrial Capital, inventory of $10,902 and $19,541 was transferred from CNH Industrial America at cost during the years ended December 31, 2015 and 2014, respectively, of which $10,522 remains in "Equipment held for sale" in the accompanying consolidated balance sheets as of March 31, 2016.

        On March 31, 2015, CNH Industrial Capital Canada redeemed all of its outstanding shares of preferred stock for C$76,618 ($60,416). These shares earned dividends of 1-year LIBOR plus 1.2% per annum. Dividends were accrued and recorded in "Net income attributed to noncontrolling interest" in the consolidated statements of income. A dividend of C$668 ($551) was paid by CNH Industrial Capital Canada to CNH Industrial Canada Ltd. in March 2015, which represented all accrued and unpaid dividends on the preferred stock through the redemption date.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 10: COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees

        The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $261,855. The guarantees are in effect for the term of the underlying funding facilities plus 365 days. The underlying facilities are renewable annually.

Commitments

        The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At March 31, 2016, the total credit limit available was $6,443,444, of which $3,654,716 was utilized.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the "Guarantor Entities"), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of March 31, 2016 and December 31, 2015 and

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

for the three months ended March 31, 2016 and 2015. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

	Condensed Statements of Comprehensive Income for the Three Months Ended March 31, 2016
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$3,544	$50,459	$—	$54,003
Interest income on wholesale notes	—	(6)	15,022	—	15,016
Interest and other income from affiliates	20,641	56,228	82,369	(59,212)	100,026
Rental income on operating leases	—	48,817	10,465	—	59,282
Other income	—	26,134	616	(21,159)	5,591

Total revenues	20,641	134,717	158,931	(80,371)	233,918

EXPENSES
Interest expense:
Interest expense to third parties	40,461	(2,495)	33,118	—	71,084
Interest expense to affiliates	—	52,647	7,452	(59,212)	887

Total interest expense	40,461	50,152	40,570	(59,212)	71,971

Administrative and operating expenses:
Fees charged by affiliates	—	11,264	21,612	(21,159)	11,717
Provision (benefit) for credit losses, net	—	(149)	6,546	—	6,397
Depreciation of equipment on operating leases	—	48,082	9,202	—	57,284
Other expenses	—	797	2,187	—	2,984

Total administrative and operating expenses	—	59,994	39,547	(21,159)	78,382

Total expenses	40,461	110,146	80,117	(80,371)	150,353

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(19,820)	24,571	78,814	—	83,565
Income tax provision (benefit)	(7,645)	7,606	26,383	—	26,344
Equity in income of consolidated subsidiaries accounted for under the equity method	69,396	52,431	—	(121,827)	—

NET INCOME	57,221	69,396	52,431	(121,827)	57,221
Net income attributed to noncontrolling interest	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$57,221	$69,396	$52,431	$(121,827)	$57,221

COMPREHENSIVE INCOME (LOSS)	$99,603	$111,778	$88,946	$(200,724)	$99,603
Comprehensive income attributed to noncontrolling interest	—	—	—	—	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$99,603	$111,778	$88,946	$(200,724)	$99,603

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of March 31, 2016
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$187,160	$21,586	$—	$208,746
Restricted cash	—	100	611,180	—	611,280
Receivables, less allowance for credit losses	—	1,339,030	10,135,469	—	11,474,499
Affiliated accounts and notes receivable	3,486,514	2,220,585	1,642,945	(7,204,133)	145,911
Equipment on operating leases, net	—	1,545,844	279,260	—	1,825,104
Equipment held for sale	—	150,345	28,349	—	178,694
Investments in consolidated subsidiaries accounted for under the equity method	2,152,459	2,324,678	—	(4,477,137)	—
Goodwill and intangible assets, net	—	89,592	28,158	—	117,750
Other assets	7,666	41,746	25,820	(4,549)	70,683

TOTAL	$5,646,639	$7,899,080	$12,772,767	$(11,685,819)	$14,632,667

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$1,000,000	$22,417	$3,878,075	$—	$4,900,492
Accounts payable and other accrued liabilities	298,236	2,455,461	1,202,471	(3,164,759)	791,409
Affiliated debt	—	3,172,477	881,323	(4,043,923)	9,877
Long-term debt	2,872,231	96,266	4,486,220	—	7,454,717

Total liabilities	4,170,467	5,746,621	10,448,089	(7,208,682)	13,156,495
Stockholder's equity	1,476,172	2,152,459	2,324,678	(4,477,137)	1,476,172

TOTAL	$5,646,639	$7,899,080	$12,772,767	$(11,685,819)	$14,632,667

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2016
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(422,424)	$(534,802)	$696,383	$410,216	$149,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(1,963,367)	(2,003,104)	1,538,004	(2,428,467)
Collections of receivables	—	2,170,133	2,082,880	(1,538,092)	2,714,921
Change in restricted cash	—	—	191,610	—	191,610
Purchase of equipment on operating leases, net	—	(69,114)	(13,493)	—	(82,607)
Change in property and equipment and software, net	—	(20)	(2)	—	(22)

Net cash from (used in) investing activities	—	137,632	257,891	(88)	395,435

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	408,348	(11,653)	(410,128)	(13,433)
Net change in indebtedness	497,424	(5,758)	(1,041,443)	—	(549,777)
Dividends paid to CNH Industrial America LLC	(75,000)	—	—	—	(75,000)

Net cash from (used in) financing activities	422,424	402,590	(1,053,096)	(410,128)	(638,210)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	5,420	(98,822)	—	(93,402)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	181,740	120,408	—	302,148

End of period	$—	$187,160	$21,586	$—	$208,746

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of December 31, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$181,740	$120,408	$—	$302,148
Restricted cash	—	100	795,621	—	795,721
Receivables, less allowance for credit losses	—	1,545,558	10,091,467	—	11,637,025
Affiliated accounts and notes receivable	3,071,941	1,662,314	1,707,079	(6,269,676)	171,658
Equipment on operating leases, net	—	1,540,425	256,076	—	1,796,501
Equipment held for sale	—	138,628	22,712	—	161,340
Investments in consolidated subsidiaries accounted for under the equity method	2,040,543	2,235,730	—	(4,276,273)	—
Goodwill and intangible assets, net	—	90,048	26,363	—	116,411
Other assets	6,714	23,780	21,353	(4,637)	47,210

TOTAL	$5,119,198	$7,418,323	$13,041,079	$(10,550,586)	$15,028,014

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$500,000	$14,011	$4,517,207	$—	$5,031,218
Accounts payable and other accrued liabilities	292,958	2,489,211	613,026	(2,640,517)	754,678
Affiliated debt	—	2,764,128	892,310	(3,633,796)	22,642
Long-term debt	2,874,808	110,430	4,782,806	—	7,768,044

Total liabilities	3,667,766	5,377,780	10,805,349	(6,274,313)	13,576,582
Stockholder's equity	1,451,432	2,040,543	2,235,730	(4,276,273)	1,451,432

TOTAL	$5,119,198	$7,418,323	$13,041,079	$(10,550,586)	$15,028,014

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(87,241)	$2,225	$117,308	$176,325	$208,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(2,721,751)	(2,774,945)	2,180,913	(3,315,783)
Collections of receivables	—	2,963,338	2,761,749	(2,180,292)	3,544,795
Change in restricted cash	—	—	192,959	—	192,959
Purchase of equipment on operating leases, net	—	(166,070)	6,198	—	(159,872)
Change in property and equipment and software, net	—	21	—	—	21

Net cash from (used in) investing activities	—	75,538	185,961	621	262,120

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(122,818)	64,208	(176,946)	(235,556)
Net change in indebtedness	102,241	(18,402)	(205,426)	—	(121,587)
Dividends paid to CNH Industrial America LLC	(15,000)	—	—	—	(15,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	—	—	(551)	—	(551)
Redemption of preferred stock	—	—	(60,416)	—	(60,416)

Net cash from (used in) financing activities	87,241	(141,220)	(202,185)	(176,946)	(433,110)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(63,457)	101,084	—	37,627
CASH AND CASH EQUIVALENTS:
Beginning of period	—	225,343	122,644	—	347,987

End of period	$—	$161,886	$223,728	$—	$385,614

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

Trends and Economic Conditions

        Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended March 31, 2016, CNH Industrial's net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $770 million and $284 million, respectively, representing decreases of 33% and 11% from the same period in 2015.

        In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

        Net income attributable to CNH Industrial Capital LLC was $57.2 million for the three months ended March 31, 2016, compared to $53.5 million for the three months ended March 31, 2015. The increase in net income was due to an increase in net interest margin, lower losses related to equipment held for sale, and a lower tax rate, partially offset by higher credit losses and depreciation costs associated with the operating lease portfolio. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.7%, 0.6% and 0.4% at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

        Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, capital market disruptions, trade agreements and financial regulatory reform. Significant volatility in the price of certain commodities could also affect CNH Industrial North America's and our results.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

        Revenues for the three months ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	2016	2015	$ Change	% Change
Interest income on retail notes and finance leases	$54,003	$49,123	$4,880	9.9%
Interest income on wholesale notes	15,016	18,932	(3,916)	(20.7)
Interest and other income from affiliates	100,026	104,154	(4,128)	(4.0)
Rental income on operating leases	59,282	48,808	10,474	21.5
Other income	5,591	4,569	1,022	22.4

Total revenues	$233,918	$225,586	$8,332	3.7%

        Revenues totaled $233.9 million for the three months ended March 31, 2016 compared to $225.6 million for the same period in 2015. A higher average yield primarily drove the year-over-year increase. The average yield for the managed portfolio was 6.8% and 6.3% for the three months ended March 31, 2016 and 2015, respectively.

        Interest income on retail notes and finance leases for the three months ended March 31, 2016 was $54.0 million, representing an increase of $4.9 million from the three months ended March 31, 2015. The increase was primarily due to the favorable impact of $9.2 million from higher interest rates, partially offset by the unfavorable impact of $4.3 million from lower average earning assets.

        Interest income on wholesale notes for the three months ended March 31, 2016 was $15.0 million, representing a decrease of $3.9 million from the three months ended March 31, 2015. The decrease was primarily due to the unfavorable impacts of $1.6 million from lower average earning assets and $2.3 million from lower interest rates.

        Interest and other income from affiliates for the three months ended March 31, 2016 was $100.0 million compared to $104.2 million for the three months ended March 31, 2015. Compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $44.0 million and $50.9 million for the three months ended March 31, 2016 and 2015, respectively. The decrease was primarily due to lower average earning assets. For the three months ended March 31, 2016, compensation from CNH Industrial North America for wholesale marketing programs was $38.5 million, an increase of $0.8 million from the same period in 2015. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $17.2 million and $15.6 million for the three months ended March 31, 2016 and 2015, respectively. The increase was primarily due to a higher average portfolio.

        Rental income on operating leases for the three months ended March 31, 2016 was $59.3 million, representing an increase of $10.5 million from the same period in 2015. The increase was primarily due to higher average earning assets.

        Other income for the three months ended March 31, 2016 was $5.6 million, representing an increase of $1.0 million from the three months ended March 31, 2015.

Expenses

        Expenses for the three months ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	2016	2015	$ Change	% Change
Total interest expense	$71,971	$74,694	$(2,723)	(3.6)%
Fees charged by affiliates	11,717	12,873	(1,156)	(9.0)
Provision for credit losses, net	6,397	3,961	2,436	61.5
Depreciation of equipment on operating leases	57,284	44,573	12,711	28.5
Other expenses	2,984	7,499	(4,515)	(60.2)

Total expenses	$150,353	$143,600	$6,753	4.7%

        Interest expense totaled $72.0 million for the three months ended March 31, 2016 compared to $74.7 million for the same period in 2015. The decrease was due to the favorable impact of $4.1 million from lower average total debt, partially offset by the unfavorable impact of $1.4 million from higher average interest rates.

        The provision for credit losses was $6.4 million for the three months ended March 31, 2016 compared to $4.0 million for the same period in 2015. The increase in 2016 was primarily due to higher net retail write-offs.

        Depreciation of equipment on operating leases increased by $12.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to a higher operating lease portfolio.

        Other expenses decreased by $4.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to lower losses on equipment held for sale.

        The effective tax rate for the three months ended March 31, 2016 was 31.5%, compared to 34.5% for the three months ended March 31, 2015. The decrease in the effective tax rate was primarily due to profits in tax jurisdictions with lower rates, including Canada.

Receivables and Equipment on Operating Leases Originated and Held

        Receivables and equipment on operating lease originations for the three months ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	2016	2015	$ Change	% Change
Retail receivables	$642,430	$821,250	$(178,820)	(21.8)%
Wholesale receivables	1,786,037	2,494,533	(708,496)	(28.4)
Equipment on operating leases	149,260	245,323	(96,063)	(39.2)

Total originations	$2,577,727	$3,561,106	$(983,379)	(27.6)

        Retail, wholesale and equipment on operating lease originations decreased in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to a decrease in unit sales of CNH Industrial North America equipment.

        Total receivables and equipment on operating leases held as of March 31, 2016, December 31, 2015 and March 31, 2015 were as follows (dollars in thousands):

	March 31, 2016	December 31, 2015	March 31, 2015
Retail receivables	$7,845,361	$8,081,866	$8,399,420
Wholesale receivables	3,722,374	3,649,883	4,049,660
Equipment on operating leases	1,825,104	1,796,501	1,534,799

Total receivables and equipment on operating leases	$13,392,839	$13,528,250	$13,983,879

        The total retail receivables balance over 30 days past due as a percentage of the retail receivables was 1.0%, 0.9% and 0.6% at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. At those same dates, the total wholesale receivables balance over 30 days past due as a percentage of the wholesale receivables was not significant. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $52.4 million, $54.0 million and $34.3 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. Total wholesale receivables on nonaccrual status were $65.9 million, $81.7 million and $47.9 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

        Total receivable write-off amounts and recoveries, by product, for the three months ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	2016	2015
Write-offs:
Retail	$9,384	$5,669
Wholesale	1	121

Total write-offs	9,385	5,790

Recoveries:
Retail	(950)	(432)
Wholesale	(4)	(7)

Total recoveries	(954)	(439)

Write-offs, net of recoveries:
Retail	8,434	5,237
Wholesale	(3)	114

Total write-offs, net of recoveries	$8,431	$5,351

        Our allowance for credit losses on all receivables financed totaled $93.2 million at March 31, 2016, $94.7 million at December 31, 2015 and $93.1 million at March 31, 2015. The level of the allowance is based on quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, collateral value and credit quality. We believe our allowance is sufficient to provide for losses in our receivable portfolio as of March 31, 2016.

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

        In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs. We have accessed the unsecured bond market in order to add more diversity to our funding sources. As of March 31, 2016, our outstanding unsecured senior notes totaled $3.8 billion. We expect continued changes to our funding profile, with less reliance on the securitization market.

Cash Flows

        For the three months ended March 31, 2016 and 2015, our cash flows were as follows (dollars in thousands):

	2016	2015
	(in thousands)
Cash flows from (used in):
Operating activities	$149,373	$208,617
Investing activities	395,435	262,120
Financing activities	(638,210)	(433,110)

Net cash increase (decrease)	$(93,402)	$37,627

        Operating activities in the three months ended March 31, 2016 generated cash of $149 million, resulting primarily from net income of $57 million, adjusted by depreciation and amortization of $58 million, deferred income tax expense of $61 million, partially offset by cash from changes in working capital of $33 million. The decrease in cash provided by operating activities for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to a $95 million decrease in cash from working capital, partially offset by $13 million in higher depreciation and amortization expense, an increase in deferred income tax expense of $17 million and a $4 million increase in net income.

        Investing activities in the three months ended March 31, 2016 generated cash of $395 million, resulting primarily from a net reduction in receivables of $286 million, a decrease in restricted cash of $191 million and proceeds from the sale of equipment on operating leases of $67 million, partially offset by $149 million in expenditures for equipment on operating leases. The increase in cash generated by investing activities for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to a $57 million net decrease in receivables and a $77 million net decrease in equipment on operating leases.

        Financing activities in the three months ended March 31, 2016 used cash of $638 million, resulting primarily from net cash paid on affiliated debt of $14 million, $738 million from net cash paid on short-term borrowings and a $75 million dividend paid to CNH Industrial America, partially offset by $189 million of net cash received on long term debt. The increase in cash used in financing activities in the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to a $738 million decrease in short-term borrowings, partially offset by a $310 million increase in net cash received on long-term debt and a $222 million decrease in net cash payments on affiliated debt.

Securitization

        CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost-effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Industrial Capital has completed public and private issuances of asset-backed securities in both the U.S. and Canada and, as of March 31, 2016, the amounts outstanding were approximately $6.5 billion. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

        CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $2.8 billion at March 31, 2016, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At March 31, 2016, approximately $0.8 billion of funding was available for use under these facilities.

Unsecured Funding

        As of March 31, 2016, we had outstanding unsecured senior notes of $500 million at an annual fixed rate of 6.250% due 2016, $500 million at an annual fixed rate of 3.250% due 2017, $600 million at an annual fixed rate of 3.625% due 2018, $600 million at an annual fixed rate of 3.875% due 2018, $500 million at an annual fixed rate of 3.375% due 2019, $600 million at an annual fixed rate of 4.375% due 2020 and $500 million at an annual fixed rate of 4.875% due 2021. These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

        As of March 31, 2016, we had available a $250 million, unsecured revolving credit facility with a consortium of banks, with a final maturity in June 2017, a $100 million unsecured term loan with a final maturity in March 2018 and a $100 million unsecured revolving credit facility with a final maturity in March 2019.

Affiliate Sources

        CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. We had affiliated debt of $10 million, $23 million and $608 million as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

Equity Position

        Our equity position also supports our ability to access various funding sources. Our stockholder's equity at March 31, 2016 and December 31, 2015 was $1.5 billion and $1.5 billion, respectively.

        During the three months ended March 31, 2016, CNH Industrial Capital LLC paid cash dividends of $75 million to CNH Industrial America.

Liquidity

        The majority of CNH Industrial Capital's debt is self-liquidating from the cash generated by the underlying receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset-backed facilities until being refinanced in the term ABS market or with other third-party debt. The majority of new wholesale receivables are financed through a master trust and funded by variable funding notes or on a term basis. Our liquidity available for use as of March 31, 2016 is as follows (dollars in thousands):

2016
Cash, cash equivalents and restricted cash	$820,026
Committed asset-backed facilities	2,838,734
Committed unsecured facilities	350,000

Total cash and facilities	4,008,760
Less: restricted cash	(611,280)
Less: facilities utilization	(2,001,998)

Total available for use	$1,395,482

        The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

        In connection with a limited number of funding transactions, we provide financial guarantees to various parties on behalf of certain foreign financial services subsidiaries of CNHI for approximately $261.9 million as of March 31, 2016. The guarantees are in effect for the term of the underlying funding facilities plus 365 days. The underlying facilities are renewable annually.

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

        Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: the many interrelated factors that affect customer confidence and demand for our financing products and services; general economic conditions; changes in government policies regarding banking, monetary and fiscal policies; legislation, particularly relating to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; actions of competitors in the various industries in which CNH Industrial North America competes; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; a decline in the price of used equipment; political and civil unrest; volatility and deterioration of capital and financial markets, including further deterioration of the Eurozone sovereign debt crisis, other similar risks and uncertainties and our success, and CNH Industrial North America's success, in managing the risks involved in the foregoing.

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

        Additional factors which could cause actual results and developments to differ from those expressed or implied by the forward-looking statements are included in the section "Item 1A. Risk Factors" in our most recent annual report on Form 10-K.

Critical Accounting Policies and Estimates

        See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2015 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended March 31, 2016.

New Accounting Pronouncements

New Accounting Pronouncements Adopted in 2016

        In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation ("ASU 2015-02"). ASU 2015-02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitized structures. The new standard eliminates the previous deferral in Accounting Standards Codification 810, which allowed reporting entities with interests in certain investment funds to follow previously issued consolidations guidance, and makes changes to both the variable interest model and the voting model. ASU 2015-02 has been adopted and did not have a material effect on our consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 is intended to simplify the presentation of debt issuance costs. The new standard requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 was retrospectively adopted by us on January 1, 2016. As a result, $37 million of debt issuance costs at December 31, 2015 was reclassified from other assets to long-term debt.

        In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"), which amends ASC 835-30, Interest—Imputation of Interest. ASU 2015-15 clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. ASU 2015-15 has been adopted and did not have a material effect on our consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the principal versus agent guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and the licensing implementation guidance in ASU 2014-09. These related ASU's have the same effective date and the same implementation requirements as ASU 2014-09. We are currently assessing the method of adoption we will elect and the impact of the adoption of these revenue recognition updates on our financial position and results of operations.

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

        In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The purpose of this update is to enhance the reporting model for financial instruments to provide users with more decision-useful information. Accordingly, ASU 2016-01 updates and revises various requirements, including measurement of equity investments at fair value with changes recognized in net income (except equity method or consolidated investees), which supersedes the current guidance to classify equity securities with readily determinable fair values into different categories (e.g., trading or available for sale). It also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (e.g. securities or loans and receivables) on the balance sheet and in the accompanying notes. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. We are currently assessing the impact of the adoption of ASU 2016-01 on our financial position and results of operations.

        In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"), which relates to the accounting of leasing transactions. This standard requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. It is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years, but early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. We are currently assessing the impact of the adoption of ASU 2016-02 on our financial position and results of operations.

        In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships ("ASU 2016-05") and ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments ("ASU 2016-06"). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require designation of that hedging relationship if all other hedge accounting criteria continue to be met. ASU 2016-06 clarifies the steps required to determine bifurcation of an embedded derivative. These standards will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We are currently assessing the impact of the adoption of ASU 2016-05 and ASU 2016-06 on our financial position and results of operations.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2016. Based on that evaluation, our President and Chief Financial

Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital's financial position or results of operations.

Item 1A.    Risk Factors

        See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the three months ended March 31, 2016.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit		Description
12.1		Statement regarding computation of ratio of earnings to fixed charges.

31.1		Certifications of President Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification required by Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Changes in Stockholder's Equity for the three months ended March 31, 2016 and 2015 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: May 10, 2016	By:	/s/ BRETT D. DAVIS
		Name:	Brett D. Davis
		Title:	Chairman and President