Form 10-Q
period 2016-06-30
CNH Industrial Capital LLC
filed 2016-08-03
CIK 1552493

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

        As of June 30, 2016, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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
This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Interest income on retail notes and finance leases	$52,729	$53,028	$106,732	$102,151
Interest income on wholesale notes	18,468	20,453	33,484	39,385
Interest and other income from affiliates	102,677	101,494	202,703	205,648
Rental income on operating leases	60,177	52,178	119,459	100,986
Other income	6,588	7,388	12,179	11,957

Total revenues	240,639	234,541	474,557	460,127

EXPENSES
Interest expense:
Interest expense to third parties	76,578	65,056	147,662	128,893
Interest expense to affiliates	2,481	6,456	3,368	17,313

Total interest expense	79,059	71,512	151,030	146,206

Administrative and operating expenses:
Fees charged by affiliates	11,119	12,006	22,836	24,879
Provision for credit losses, net	7,260	7,176	13,657	11,137
Depreciation of equipment on operating leases	60,100	46,099	117,384	90,672
Other expenses	12,529	9,157	15,513	16,656

Total administrative and operating expenses	91,008	74,438	169,390	143,344

Total expenses	170,067	145,950	320,420	289,550

INCOME BEFORE TAXES	70,572	88,591	154,137	170,577
Income tax provision	24,143	30,673	50,487	58,948

NET INCOME	46,429	57,918	103,650	111,629
Net income attributed to noncontrolling interest	—	—	—	(259)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$46,429	$57,918	$103,650	$111,370

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME	$46,429	$57,918	$103,650	$111,629
Other comprehensive income (loss):
Foreign currency translation adjustment	(626)	18,471	41,623	(44,597)
Pension liability adjustment	124	64	224	173
Change in derivative financial instruments	855	514	888	(566)

Total other comprehensive income (loss)	353	19,049	42,735	(44,990)

COMPREHENSIVE INCOME	46,782	76,967	146,385	66,639
Less: comprehensive income attributable to noncontrolling interest	—	—	—	(259)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$46,782	$76,967	$146,385	$66,380

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(Dollars in thousands)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$168,916	$302,148
Restricted cash	795,601	795,721
Receivables, less allowance for credit losses of $87,636 and $94,724, respectively	11,432,740	11,637,025
Affiliated accounts and notes receivable	90,280	171,658
Equipment on operating leases, net	1,840,569	1,796,501
Equipment held for sale	173,464	161,340
Goodwill	109,708	107,935
Other intangible assets, net	7,694	8,476
Other assets	28,555	47,210

TOTAL	$14,647,527	$15,028,014

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$5,133,417	$5,031,218
Accounts payable and other accrued liabilities	783,439	754,678
Affiliated debt	—	22,642
Long-term debt	7,282,556	7,768,044

Total liabilities	13,199,412	13,576,582

Commitments and contingent liabilities (Note 10)
Stockholder's equity:
Member's capital	—	—
Paid-in capital	844,026	843,728
Accumulated other comprehensive income (loss)	(118,803)	(161,538)
Retained earnings	722,892	769,242

Total CNH Industrial Capital LLC stockholder's equity	1,448,115	1,451,432
Noncontrolling interest	—	—

Total stockholder's equity	1,448,115	1,451,432

TOTAL	$14,647,527	$15,028,014

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

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

	June 30, 2016	December 31, 2015
Restricted cash	$795,501	$795,621
Receivables, less allowance for credit losses of $70,000 and $75,909, respectively	8,394,275	9,064,834

TOTAL	$9,189,776	$9,860,455

Short-term debt (including current maturities of long-term debt)	$4,102,936	$4,517,207
Long-term debt	4,325,487	4,782,808

TOTAL	$8,428,423	$9,300,015

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollars in thousands)

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$103,650	$111,629
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	117,402	90,690
Amortization of intangibles	962	603
Provision for credit losses, net	13,657	11,137
Deferred income tax expense	11,939	42,198
Stock compensation expense	298	375
Changes in components of working capital:
Change in affiliated accounts and notes receivables	82,466	8,303
Change in other assets and equipment held for sale	18,687	73,791
Change in accounts payable and other accrued liabilities	2,326	26,204

Net cash from (used in) operating activities	351,387	364,930

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(4,904,288)	(6,732,217)
Collections of receivables	5,223,286	7,097,962
Change in restricted cash	6,417	236,291
Purchase of equipment on operating leases	(322,704)	(498,693)
Proceeds from disposal of equipment on operating leases	170,565	141,983
Change in property and equipment and software, net	(182)	(49)

Net cash from (used in) investing activities	173,094	245,277

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	655,911	1,017,264
Payment of affiliated debt	(678,553)	(1,879,709)
Proceeds from issuance of long-term debt	2,609,372	2,760,549
Payment of long-term debt	(2,658,250)	(2,367,558)
Change in short-term borrowings, net	(436,193)	—
Dividend paid to CNH Industrial America LLC	(150,000)	(15,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	—	(551)
Redemption of preferred stock of subsidiary	—	(60,416)

Net cash from (used in) financing activities	(657,713)	(545,421)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(133,232)	64,786
CASH AND CASH EQUIVALENTS
Beginning of period	302,148	347,987

End of period	$168,916	$412,773

CASH PAID DURING THE PERIOD FOR INTEREST	$145,764	$147,125

CASH PAID (RECEIVED) DURING THE PERIOD FOR TAXES	$(45,830)	$11,527

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollars in thousands)

(Unaudited)

	Company Stockholder
	Member's Capital	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Non- Controlling Interest	Total
BALANCE—January 1, 2015	$—	$843,250	$(49,928)	$746,758	$35,852	$1,575,932
Net income	—	—	—	111,370	259	111,629
Dividend paid to CNH Industrial America LLC	—	—	—	(15,000)	—	(15,000)
Preferred dividend paid to CNH Industrial Canada Ltd	—	—	—	—	(551)	(551)
Redemption of preferred stock of subsidiary	—	—	—	(24,856)	(35,560)	(60,416)
Foreign currency translation adjustment	—	—	(44,597)	—	—	(44,597)
Stock compensation	—	375	—	—	—	375
Pension liability adjustment, net of tax	—	—	173	—	—	173
Change in derivative financial instruments, net of tax	—	—	(566)	—	—	(566)

BALANCE—June 30, 2015	$—	$843,625	$(94,918)	$818,272	$—	$1,566,979

BALANCE—January 1, 2016	$—	$843,728	$(161,538)	$769,242	$—	$1,451,432
Net income	—	—	—	103,650	—	103,650
Dividend paid to CNH Industrial America LLC	—	—	—	(150,000)	—	(150,000)
Foreign currency translation adjustment	—	—	41,623	—	—	41,623
Stock compensation	—	298	—	—	—	298
Pension liability adjustment, net of tax	—	—	224	—	—	224
Change in derivative financial instruments, net of tax	—	—	888	—	—	888

BALANCE—June 30, 2016	$—	$844,026	$(118,803)	$722,892	$—	$1,448,115

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

New Accounting Pronouncements Not Yet Adopted

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the principal versus agent guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and the licensing implementation guidance in ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Narrow Scope Improvements and Practical Expedients, which amends ASU 2014-09. This ASU clarifies the requirement to assess collectability of contract consideration, clarifies the treatment of noncash consideration and provides a policy election to exclude from revenue amounts collected from customers for sales and similar taxes. These related ASU's have the same effective date and the same implementation requirements as ASU 2014-09. The Company is currently assessing the method of adoption it will elect and

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of ASU 2016-05 and ASU 2016-06 on its financial position and results of operations.

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) ("ASU 2016-13"). The purpose of this standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Entities will be required to utilize a forward-looking model based on expected losses rather than incurred losses under current guidance. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 on a modified-retrospective basis, and may be early adopted as of December 15, 2018. The Company is currently assessing the impact of the adoption of ASU 2016-13 on its financial position and results of operations.

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

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended June 30, 2016:

	Currency Translation Adjustment	Pension Liability	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$(113,092)	$(5,917)	$(3,139)	$(122,148)
Tax asset (liability)	—	2,159	833	2,992

Beginning balance, net of tax	(113,092)	(3,758)	(2,306)	(119,156)
Other comprehensive income (loss) before reclassifications	(626)	(56)	1,000	318
Amounts reclassified from accumulated other comprehensive income (loss)	—	254	163	417
Tax effects	—	(74)	(308)	(382)

Net current-period other comprehensive income (loss)	(626)	124	855	353

Ending balance	$(113,718)	$(3,634)	$(1,451)	$(118,803)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the six months ended June 30, 2016:

	Currency Translation Adjustment	Pension Liability	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$(155,341)	$(6,084)	$(3,184)	$(164,609)
Tax asset (liability)	—	2,226	845	3,071

Beginning balance, net of tax	(155,341)	(3,858)	(2,339)	(161,538)
Other comprehensive income (loss) before reclassifications	41,623	(141)	881	42,363
Amounts reclassified from accumulated other comprehensive income (loss)	—	506	327	833
Tax effects	—	(141)	(320)	(461)

Net current-period other comprehensive income (loss)	41,623	224	888	42,735

Ending balance	$(113,718)	$(3,634)	$(1,451)	$(118,803)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the three months ended June 30, 2015:

	Currency Translation Adjustment	Pension Liability	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$(106,128)	$(6,261)	$(5,438)	$(117,827)
Tax asset (liability)	—	2,286	1,574	3,860

Beginning balance, net of tax	(106,128)	(3,975)	(3,864)	(113,967)
Other comprehensive income (loss) before reclassifications	18,471	(81)	276	18,666
Amounts reclassified from accumulated other comprehensive income (loss)	—	183	469	652
Tax effects	—	(38)	(231)	(269)

Net current-period other comprehensive income (loss)	18,471	64	514	19,049

Ending balance	$(87,657)	$(3,911)	$(3,350)	$(94,918)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table summarizes the change in the components of the Company's AOCI balance and related tax effects for the six months ended June 30, 2015:

	Currency Translation Adjustment	Pension Liability	Unrealized Losses on Derivatives	Total
Beginning balance, gross	$(43,060)	$(6,425)	$(4,099)	$(53,584)
Tax asset (liability)	—	2,341	1,315	3,656

Beginning balance, net of tax	(43,060)	(4,084)	(2,784)	(49,928)
Other comprehensive income (loss) before reclassifications	(44,597)	(100)	(2,518)	(47,215)
Amounts reclassified from accumulated other comprehensive income (loss)	—	366	1,924	2,290
Tax effects	—	(93)	28	(65)

Net current-period other comprehensive income (loss)	(44,597)	173	(566)	(44,990)

Ending balance	$(87,657)	$(3,911)	$(3,350)	$(94,918)

        The reclassifications out of AOCI and the location on the consolidated statements of income for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	Affected Line Item
Amortization of defined benefit pension items:
	$(254)	$(183)	$(506)	$(366)	Insignificant items

	(254)	(183)	(506)	(366)	Income before taxes
	94	67	195	128	Income tax benefit

	$(160)	$(116)	$(311)	$(238)	Net of tax

Unrealized losses on derivatives:
	$(163)	$(469)	$(327)	$(1,924)	Interest expense to third parties

	(163)	(469)	(327)	(1,924)	Income before taxes
	43	156	87	639	Income tax benefit

	$(120)	$(313)	$(240)	$(1,285)	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

        A summary of receivables included in the consolidated balance sheets as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
Retail note receivables	$763,285	$829,392
Wholesale receivables	798,242	761,128
Finance lease receivables	38,378	36,498
Restricted receivables	9,920,471	10,104,731

Gross receivables	11,520,376	11,731,749
Less
Allowance for credit losses	(87,636)	(94,724)

Total receivables, net	$11,432,740	$11,637,025

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

        The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Retail note receivables	$6,938,136	$7,215,976
Wholesale receivables	2,982,335	2,888,755

Total	$9,920,471	$10,104,731

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

        Allowance for credit losses activity for the three months ended June 30, 2016 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$86,667	$6,569	$93,236
Charge-offs	(13,513)	—	(13,513)
Recoveries	568	513	1,081
Provision (benefit)	7,424	(164)	7,260
Foreign currency translation and other	(460)	32	(428)

Ending balance	$80,686	$6,950	$87,636

        Allowance for credit losses activity for the six months ended June 30, 2016 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$88,405	$6,319	$94,724
Charge-offs	(22,897)	(1)	(22,898)
Recoveries	1,518	517	2,035
Provision	13,641	16	13,657
Foreign currency translation and other	19	99	118

Ending balance	$80,686	$6,950	$87,636

Ending balance: individually evaluated for impairment	$17,812	$3,728	$21,540

Ending balance: collectively evaluated for impairment	$62,874	$3,222	$66,096

Receivables:
Ending balance	$7,739,799	$3,780,577	$11,520,376

Ending balance: individually evaluated for impairment	$61,724	$60,801	$122,525

Ending balance: collectively evaluated for impairment	$7,678,075	$3,719,776	$11,397,851

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        Allowance for credit losses activity for the three months ended June 30, 2015 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$86,472	$6,605	$93,077
Charge-offs	(4,045)	(135)	(4,180)
Recoveries	698	7	705
Provision (benefit)	7,432	(256)	7,176
Foreign currency translation and other	122	53	175

Ending balance	$90,679	$6,274	$96,953

        Allowance for credit losses activity for the six months ended June 30, 2015 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$88,697	$6,845	$95,542
Charge-offs	(9,714)	(256)	(9,970)
Recoveries	1,130	14	1,144
Provision (benefit)	11,377	(240)	11,137
Foreign currency translation and other	(811)	(89)	(900)

Ending balance	$90,679	$6,274	$96,953

Ending balance: individually evaluated for impairment	$17,591	$2,533	$20,124

Ending balance: collectively evaluated for impairment	$73,088	$3,741	$76,829

Receivables:
Ending balance	$8,422,464	$3,950,685	$12,373,149

Ending balance: individually evaluated for impairment	$116,547	$48,427	$164,974

Ending balance: collectively evaluated for impairment	$8,305,917	$3,902,258	$12,208,175

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

        Platinum—Customers from whom the Company expects minimal, if any, collection or loss activity.

        Gold, Silver, Bronze—Customers defined as those with the potential for collection or loss activity.

        A breakdown of the retail portfolio by the customer's risk grade at the time of origination as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
Titanium	$4,313,317	$4,526,459
Platinum	2,137,607	2,196,628
Gold	1,084,769	1,139,255
Silver	167,685	184,281
Bronze	36,421	35,243

Total	$7,739,799	$8,081,866

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

        A breakdown of the wholesale portfolio by its credit quality indicators as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
A	$1,513,870	$1,482,570
B	1,657,267	1,650,643
C	357,470	343,409
D	251,970	173,261

Total	$3,780,577	$3,649,883

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        The aging of receivables as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$27,569	$11,608	$33,303	$72,480	$6,455,113	$6,527,593	$4,725
Canada	$2,525	$590	$479	$3,594	$1,208,612	$1,212,206	$183
Wholesale
United States	$744	$268	$293	$1,305	$3,064,944	$3,066,249	$—
Canada	$78	$64	$2	$144	$714,184	$714,328	$—
Total
Retail	$30,094	$12,198	$33,782	$76,074	$7,663,725	$7,739,799	$4,908
Wholesale	$822	$332	$295	$1,449	$3,779,128	$3,780,577	$—

	December 31, 2015
	31 - 60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Receivables	Recorded Investment > 90 Days and Accruing
Retail
United States	$32,484	$10,438	$25,815	$68,737	$6,846,967	$6,915,704	$8,251
Canada	$1,438	$279	$793	$2,510	$1,163,652	$1,166,162	$339
Wholesale
United States	$283	$2	$372	$657	$3,033,004	$3,033,661	$298
Canada	$2	$—	$21	$23	$616,199	$616,222	$—
Total
Retail	$33,922	$10,717	$26,608	$71,247	$8,010,619	$8,081,866	$8,590
Wholesale	$285	$2	$393	$680	$3,649,203	$3,649,883	$298

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of June 30, 2016 and December 31, 2015, the Company's recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	June 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Retail
United States	$23,037	$22,700	$—	$39,862	$39,514	$—
Canada	$1,933	$1,912	$—	$408	$407	$—
Wholesale
United States	$10,071	$9,931	$—	$—	$—	$—
Canada	$—	$—	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$36,622	$35,284	$17,763	$53,499	$52,224	$17,951
Canada	$132	$129	$49	$815	$813	$269
Wholesale
United States	$42,535	$42,374	$3,265	$57,017	$56,741	$2,530
Canada	$8,195	$8,179	$463	$24,998	$24,932	$655
Total
Retail	$61,724	$60,025	$17,812	$94,584	$92,958	$18,220
Wholesale	$60,801	$60,484	$3,728	$82,015	$81,673	$3,185

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the three months ended June 30, 2016 and 2015, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a four-month average) and the related interest income recognized are as follows:

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$22,567	$182	$58,704	$839
Canada	$1,959	$15	$4,832	$95
Wholesale
United States	$14,465	$35	$23,018	$372
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$36,808	$—	$48,889	$153
Canada	$134	$—	$1,034	$—
Wholesale
United States	$44,850	$373	$10,379	$169
Canada	$6,987	$38	$14,130	$153
Total
Retail	$61,468	$197	$113,459	$1,087
Wholesale	$66,302	$446	$47,527	$694

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES (Continued)

        For the six months ended June 30, 2016 and 2015, the Company's average recorded investment in impaired receivables individually evaluated for impairment (based on a seven-month average) and the related interest income recognized are as follows:

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Retail
United States	$22,536	$356	$58,457	$1,609
Canada	$1,914	$31	$4,884	$190
Wholesale
United States	$15,158	$79	$25,039	$369
Canada	$—	$—	$—	$—
With an allowance recorded
Retail
United States	$35,402	$—	$46,829	$191
Canada	$131	$—	$1,042	$3
Wholesale
United States	$43,422	$760	$9,940	$323
Canada	$6,270	$76	$14,036	$269
Total
Retail	$59,983	$387	$111,212	$1,993
Wholesale	$64,850	$915	$49,015	$961

        Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016			December 31, 2015
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$46,448	$42,374	$88,822	$52,787	$56,741	$109,528
Canada	$413	$8,179	$8,592	$1,247	$24,933	$26,180

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

        As of June 30, 2016, the Company had approximately 748 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $37,810 and the post-modification value was $36,755. A court has determined the concession in 256 of these cases. The pre-modification value of these contracts was $3,897 and the post-modification value was $3,212. As of June 30, 2015, the Company had approximately 622 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $18,149 and the post-modification value was $16,773. A court has determined the concession in 344 of these cases. The pre-modification value of these contracts was $5,857 and the post-modification value was $4,826. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended June 30, 2016 and 2015.

        As of June 30, 2016 and 2015, the Company's wholesale TDRs were immaterial.

NOTE 5: DEBT

        On May 19, 2016, the Company renewed a $500,000 U.S. wholesale committed asset-backed facility, with a maturity date of May 18, 2017.

        On May 31, 2016, the Company, through a bankruptcy-remote trust, issued $861,880 of amortizing asset-backed notes secured by U.S. retail loan receivables.

        On June 17, 2016, the Company renewed, and increased to $300,000, an unsecured, revolving credit facility, with a maturity date of June 17, 2019.

        On June 22, 2016, the Company, through a bankruptcy-remote trust, issued C$515,000 ($397,492) of amortizing asset-backed notes secured by Canadian retail loan receivables.

NOTE 6: INCOME TAXES

        The effective tax rates for the three months ended June 30, 2016 and 2015 were 34.2% and 34.6%, respectively. The effective tax rate was 32.8% for the six-month period ended June 30, 2016, compared to 34.6% for the same period in 2015. The Company's provision for income taxes is based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. The 2016 estimated annual

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 6: INCOME TAXES (Continued)

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

Interest Rate Derivatives

        The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the three and six months ended June 30, 2016 and 2015. These amounts are recorded in "Other expenses" in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 48 months. The after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $517.

        The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company's committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and six months ended June 30, 2016 and 2015.

        Most of the Company's interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company's interest rate derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company's interest rate derivatives was approximately $3,004,901 and $2,840,821 at June 30, 2016 and December 31, 2015, respectively. The seven-month average notional amounts as of June 30, 2016 and 2015 were $3,168,190 and $3,117,683, respectively.

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

Financial Statement Impact of the Company's Derivatives

        The fair values of the Company's derivatives as of June 30, 2016 and December 31, 2015 in the consolidated balance sheets are recorded as follows:

	June 30, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$2,309	$1,188
Accounts payable and other accrued liabilities:
Interest rate derivatives	$—	$1,027
Derivatives Not Designated as Hedging Instruments:
Other assets:
Interest rate derivatives	$1,885	$3,863
Foreign exchange contracts	—	91

Total	$1,885	$3,954

Accounts payable and other accrued liabilities:
Interest rate derivatives	$1,885	$3,863
Foreign exchange contracts	1,721	—

Total	$3,606	$3,863

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

        Pre-tax gains (losses) on the consolidated statements of income related to the Company's derivatives for the three and six months ended June 30, 2016 and 2015 are recorded in the following accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion)
Interest rate derivatives	$1,000	$276	$881	$(2,518)
Reclassified from accumulated other comprehensive income (loss) (effective portion)
Interest rate derivatives—Interest expense to third parties	$(163)	$(469)	$(327)	$(1,924)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$1,721	$5	$1,877	$(234)

Items Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, all of which are classified as Level 2:

	June 30, 2016	December 31, 2015
Assets
Interest rate derivatives	$4,194	$5,051
Foreign exchange contracts	—	91

Total assets	$4,194	$5,142

Liabilities
Interest rate derivatives	$1,885	$4,890
Foreign exchange contracts	1,721	—

Total liabilities	$3,606	$4,890

        There were no transfers between Level 1, Level 2 and Level 3 hierarchy levels during the periods presented.

Fair Value of Other Financial Instruments

        The carrying amount of cash and cash equivalents, restricted cash, floating-rate affiliated accounts and notes receivable, floating-rate short-term debt, interest payable and short-term affiliated debt was assumed to approximate its fair value. Under the fair value hierarchy, cash and cash equivalents and restricted cash are classified as Level 1 and the remainder of the financial instruments listed are classified as Level 2.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: FINANCIAL INSTRUMENTS (Continued)

Financial Instruments Not Carried at Fair Value

        The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value *	Carrying Amount	Estimated Fair Value *
Receivables	$11,432,740	$11,411,781	$11,637,025	$11,653,032
Long-term debt	$7,282,556	$7,302,215	$7,768,044	$7,693,849

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

        A summary of the Company's reportable segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
United States	$196,830	$191,363	$392,103	$374,485
Canada	44,840	44,234	84,487	87,739
Eliminations	(1,031)	(1,056)	(2,033)	(2,097)

Total	$240,639	$234,541	$474,557	$460,127

Interest expense
United States	$69,299	$60,544	$133,403	$124,105
Canada	10,791	12,024	19,660	24,198
Eliminations	(1,031)	(1,056)	(2,033)	(2,097)

Total	$79,059	$71,512	$151,030	$146,206

Segment net income
United States	$28,958	$42,507	$69,851	$83,325
Canada	17,471	15,411	33,799	28,304

Total	$46,429	$57,918	$103,650	$111,629

Depreciation and amortization
United States	$50,360	$37,488	$98,924	$73,849
Canada	10,235	8,922	19,440	17,444

Total	$60,595	$46,410	$118,364	$91,293

Expenditures for equipment on operating leases
United States	$124,820	$198,286	$248,247	$419,365
Canada	48,624	55,084	74,457	79,328

Total	$173,444	$253,370	$322,704	$498,693

Provision for credit losses
United States	$8,823	$6,934	$16,806	$10,124
Canada	(1,563)	242	(3,149)	1,013

Total	$7,260	$7,176	$13,657	$11,137

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION (Continued)

	As of June 30, 2016	As of December 31, 2015
Segment assets
United States	$12,584,203	$13,073,845
Canada	2,406,398	2,239,943
Eliminations	(343,074)	(285,774)

Total	$14,647,527	$15,028,014

Managed receivables
United States	$9,593,842	$9,949,367
Canada	1,926,534	1,782,382

Total	$11,520,376	$11,731,749

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

        The summary of sources included in "Interest and other income from affiliates" in the accompanying consolidated statements of income for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Subsidy from CNH Industrial North America:
Retail	$44,723	$48,603	$88,732	$99,489
Wholesale	39,909	37,151	78,384	74,812
Operating lease	17,789	15,740	34,954	31,347
Income from affiliated receivables:
CNH Industrial North America	256	—	633	—

Total interest and other income from affiliates	$102,677	$101,494	$202,703	$205,648

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: RELATED-PARTY TRANSACTIONS (Continued)

        As of June 30, 2016 and December 31, 2015, the Company had various accounts and notes receivable and debt with the following affiliates:

	June 30, 2016	December 31, 2015
Affiliated receivables from:
CNH Industrial America	$61,711	$149,050
CNH Industrial Canada Ltd.	16,278	10,258
Other affiliates	12,291	12,350

Total affiliated receivables	$90,280	$171,658

Affiliated debt owed to:
CNH Industrial Canada Ltd.	$—	$22,642

        Included in "Other Assets" in the accompanying balance sheets were tax receivables due from related parties of $20,122 as of December 31, 2015. Accounts payable and other accrued liabilities, including tax payables, of $70,348 and $2,646, respectively, as of June 30, 2016 and December 31, 2015, were payable to related parties.

        Interest expense to affiliates was $2,481 and $6,456, respectively, for the three months ended June 30, 2016 and 2015 and $3,368 and $17,313, respectively, for the six months ended June 30, 2016 and 2015. Fees charged by affiliates represent payroll and other human resource services CNH Industrial America performs on behalf of the Company.

        In order to utilize the used equipment marketing channels that exist in CNH Industrial Capital, inventory of $10,902 and $19,541 was transferred from CNH Industrial America at cost during the years ended December 31, 2015 and 2014, respectively, of which $6,753 remains in "Equipment held for sale" in the accompanying consolidated balance sheets as of June 30, 2016.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 10: COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees

        The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $222,040 at June 30, 2016. The guarantees are in effect for the term of the underlying funding facilities plus 365 days. The underlying facilities are renewable annually.

Commitments

        The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At June 30, 2016, the total credit limit available was $6,421,185, of which $3,706,988 was utilized.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the "Guarantor Entities"), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of June 30, 2016 and December 31, 2015 and

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

for the three and six months ended June 30, 2016 and 2015. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

	Condensed Statements of Comprehensive Income for the Three Months Ended June 30, 2016
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$4,014	$48,715	$—	$52,729
Interest income on wholesale notes	—	30	18,438	—	18,468
Interest and other income from affiliates	24,203	57,907	83,967	(63,400)	102,677
Rental income on operating leases	—	48,443	11,734	—	60,177
Other income	—	26,729	706	(20,847)	6,588

Total revenues	24,203	137,123	163,560	(84,247)	240,639

EXPENSES
Interest expense:
Interest expense to third parties	43,562	1,398	31,618	—	76,578
Interest expense to affiliates	—	56,442	9,439	(63,400)	2,481

Total interest expense	43,562	57,840	41,057	(63,400)	79,059

Administrative and operating expenses:
Fees charged by affiliates	—	10,657	21,309	(20,847)	11,119
Provision for credit losses, net	—	3,845	3,415	—	7,260
Depreciation of equipment on operating leases	—	49,870	10,230	—	60,100
Other expenses	—	9,783	2,746	—	12,529

Total administrative and operating expenses	—	74,155	37,700	(20,847)	91,008

Total expenses	43,562	131,995	78,757	(84,247)	170,067

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(19,359)	5,128	84,803	—	70,572
Income tax provision (benefit)	(6,976)	3,650	27,469	—	24,143
Equity in income of consolidated subsidiaries accounted for under the equity method	58,812	57,334	—	(116,146)	—

NET INCOME	46,429	58,812	57,334	(116,146)	46,429
Net income attributed to noncontrolling interest	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$46,429	$58,812	$57,334	$(116,146)	$46,429

COMPREHENSIVE INCOME (LOSS)	$46,782	$59,165	$57,640	$(116,805)	$46,782
Comprehensive income attributed to noncontrolling interest	—	—	—	—	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$46,782	$59,165	$57,640	$(116,805)	$46,782

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Comprehensive Income for the Six Months Ended June 30, 2016
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$7,558	$99,174	$—	$106,732
Interest income on wholesale notes	—	24	33,460	—	33,484
Interest and other income from affiliates	44,844	114,135	166,336	(122,612)	202,703
Rental income on operating leases	—	97,260	22,199	—	119,459
Other income	—	52,863	1,322	(42,006)	12,179

Total revenues	44,844	271,840	322,491	(164,618)	474,557

EXPENSES
Interest expense:
Interest expense to third parties	84,023	(1,097)	64,736	—	147,662
Interest expense to affiliates	—	109,089	16,891	(122,612)	3,368

Total interest expense	84,023	107,992	81,627	(122,612)	151,030

Administrative and operating expenses:
Fees charged by affiliates	—	21,921	42,921	(42,006)	22,836
Provision for credit losses, net	—	3,696	9,961	—	13,657
Depreciation of equipment on operating leases	—	97,952	19,432	—	117,384
Other expenses	—	10,580	4,933	—	15,513

Total administrative and operating expenses	—	134,149	77,247	(42,006)	169,390

Total expenses	84,023	242,141	158,874	(164,618)	320,420

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(39,179)	29,699	163,617	—	154,137
Income tax provision (benefit)	(14,621)	11,256	53,852	—	50,487
Equity in income of consolidated subsidiaries accounted for under the equity method	128,208	109,765	—	(237,973)	—

NET INCOME	103,650	128,208	109,765	(237,973)	103,650
Net income attributed to noncontrolling interest	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$103,650	$128,208	$109,765	$(237,973)	$103,650

COMPREHENSIVE INCOME (LOSS)	$146,385	$170,943	$146,586	$(317,529)	$146,385
Comprehensive income attributed to noncontrolling interest	—	—	—	—	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$146,385	$170,943	$146,586	$(317,529)	$146,385

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Balance Sheets as of June 30, 2016
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$145,669	$23,247	$—	$168,916
Restricted cash	—	100	795,501	—	795,601
Receivables, less allowance for credit losses	—	1,510,845	9,921,895	—	11,432,740
Affiliated accounts and notes receivable	3,401,453	2,156,444	1,761,152	(7,228,769)	90,280
Equipment on operating leases, net	—	1,538,786	301,783	—	1,840,569
Equipment held for sale	—	145,273	28,191	—	173,464
Investments in consolidated subsidiaries accounted for under the equity method	2,211,783	2,382,316	—	(4,594,099)	—
Goodwill and intangible assets, net	—	89,266	28,136	—	117,402
Other assets	7,070	(16,814)	43,059	(4,760)	28,555

TOTAL	$5,620,306	$7,951,885	$12,902,964	$(11,827,628)	$14,647,527

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$1,000,000	$30,481	$4,102,936	$—	$5,133,417
Accounts payable and other accrued liabilities	297,962	2,547,360	1,157,138	(3,219,021)	783,439
Affiliated debt	—	3,079,422	935,086	(4,014,508)	—
Long-term debt	2,874,229	82,839	4,325,488	—	7,282,556

Total liabilities	4,172,191	5,740,102	10,520,648	(7,233,529)	13,199,412
Stockholder's equity	1,448,115	2,211,783	2,382,316	(4,594,099)	1,448,115

TOTAL	$5,620,306	$7,951,885	$12,902,964	$(11,827,628)	$14,647,527

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2016
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(349,422)	$(263,783)	$584,004	$380,588	$351,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(3,939,125)	(4,324,298)	3,359,135	(4,904,288)
Collections of receivables	—	3,970,019	4,612,278	(3,359,011)	5,223,286
Change in restricted cash	—	—	6,417	—	6,417
Purchase of equipment on operating leases, net	—	(107,175)	(44,964)	—	(152,139)
Change in property and equipment and software, net	—	(180)	(2)	—	(182)

Net cash from (used in) investing activities	—	(76,461)	249,431	124	173,094

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	315,294	42,777	(380,712)	(22,641)
Net change in indebtedness	499,422	(11,121)	(973,373)	—	(485,072)
Dividends paid to CNH Industrial America LLC	(150,000)	—	—	—	(150,000)

Net cash from (used in) financing activities	349,422	304,173	(930,596)	(380,712)	(657,713)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(36,071)	(97,161)	—	(133,232)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	181,740	120,408	—	302,148

End of period	$—	$145,669	$23,247	$—	$168,916

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2015
	CNH Industrial Capital LLC	Guarantor Entities	All Other Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(683,880)	$(34,139)	$116,113	$966,836	$364,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(5,550,956)	(5,324,652)	4,143,391	(6,732,217)
Collections of receivables	—	5,869,591	5,370,817	(4,142,446)	7,097,962
Change in restricted cash	—	—	236,291	—	236,291
Purchase of equipment on operating leases, net	—	(387,904)	31,194	—	(356,710)
Change in property and equipment and software, net	—	(49)	—	—	(49)

Net cash from (used in) investing activities	—	(69,318)	313,650	945	245,277

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	26,451	78,885	(967,781)	(862,445)
Net change in indebtedness	698,880	(22,772)	(283,117)	—	392,991
Dividends paid to CNH Industrial America LLC	(15,000)	—	—	—	(15,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	—	—	(551)	—	(551)
Redemption of preferred stock of subsidiary	—	—	(60,416)	—	(60,416)

Net cash from (used in) financing activities	683,880	3,679	(265,199)	(967,781)	(545,421)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(99,778)	164,564	—	64,786
CASH AND CASH EQUIVALENTS:
Beginning of period	—	225,343	122,644	—	347,987

End of period	$—	$125,565	$287,208	$—	$412,773

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

Trends and Economic Conditions

        Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended June 30, 2016, CNH Industrial's net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $991 million and $320 million, respectively, representing decreases of 15% and 25% from the same period in 2015. For the six months ended June 30, 2016, CNH Industrial's net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $1,761 million and $604 million, respectively, representing decreases of 24% and 19% from the same period in 2015.

        In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

        Net income attributable to CNH Industrial Capital LLC was $46.4 million for the three months ended June 30, 2016, compared to $57.9 million for the three months ended June 30, 2015. The decrease in net income was due to a decrease in net interest margin and higher depreciation costs associated with the operating lease portfolio. Net income attributable to CNH Industrial Capital LLC was $103.7 million and $111.4 million for the six months ended June 30, 2016 and 2015, respectively, primarily due to higher depreciation costs associated with the operating lease portfolio, partially offset by a lower tax rate. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.7%, 0.6% and 0.5% at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

        Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, capital market disruptions, trade agreements and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America's and our results.

Results of Operations

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Revenues

        Revenues for the three and six months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Interest income on retail notes and finance leases	$52,729	$53,028	$(299)	(0.6)%
Interest income on wholesale notes	18,468	20,453	(1,985)	(9.7)
Interest and other income from affiliates	102,677	101,494	1,183	1.2
Rental income on operating leases	60,177	52,178	7,999	15.3
Other income	6,588	7,388	(800)	(10.8)

Total revenues	$240,639	$234,541	$6,098	2.6%

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Interest income on retail notes and finance leases	$106,732	$102,151	$4,581	4.5%
Interest income on wholesale notes	33,484	39,385	(5,901)	(15.0)
Interest and other income from affiliates	202,703	205,648	(2,945)	(1.4)
Rental income on operating leases	119,459	100,986	18,473	18.3
Other income	12,179	11,957	222	1.9

Total revenues	$474,557	$460,127	$14,430	3.1%

        Revenues totaled $240.6 million and $474.6 million for the three and six months ended June 30, 2016 compared to $234.5 million and $460.1 million for the same periods in 2015. The portfolio mix drove a higher average yield year-over-year. The average yield for the managed portfolio was 7.0% and 6.5% for the three months ended June 30, 2016 and 2015, respectively, and 6.9% and 6.4% for the six months ended June 30, 2016 and 2015, respectively.

        Interest income on retail notes and finance leases for the three and six months ended June 30, 2016 was $52.7 million and $106.7 million, respectively, representing a decrease of $0.3 million and an increase of $4.6 million from the same periods in 2015. For the second quarter, the decrease was primarily due to a $3.2 million unfavorable impact from lower average earning assets, partially offset by a $2.9 million favorable impact from higher interest rates. For the six months ended June 30, 2016, compared to the same period in 2015, the increase was due to a $12.2 million favorable impact from higher interest rates, partially offset by a $7.6 million unfavorable impact from lower average earning assets.

        Interest income on wholesale notes for the three and six months ended June 30, 2016 was $18.5 million and $33.5 million, representing a decrease of $2.0 million and $5.9 million from the same periods in 2015, respectively. The decreases were primarily due to the unfavorable impact from lower average earning assets.

        Interest and other income from affiliates for the three and six months ended June 30, 2016 was $102.7 million and $202.7 million, respectively, compared to $101.5 million and $205.6 million, respectively, for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2016, compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $44.7 million and $88.7 million, respectively, a decrease of

$3.9 million and $10.8 million from the same periods in 2015, respectively. The decreases were primarily due to lower average earning assets. For the three and six months ended June 30, 2016, compensation from CNH Industrial North America for wholesale marketing programs was $39.9 million and $78.4 million, respectively, an increase of $2.8 million and $3.6 million from the same periods in 2015, respectively. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $17.8 million and $35.0 million for the three and six months ended June 30, 2016, an increase of $2.0 million and $3.6 million from the same periods in 2015, respectively. The increases were primarily due to a higher average portfolio.

        Rental income on operating leases for the three and six months ended June 30, 2016 was $60.2 million and $119.5 million, representing an increase of $8.0 million and $18.5 million from the same periods in 2015, respectively. The second quarter increase was due to the favorable impacts of $7.4 million from higher average earning assets and $0.6 million from higher rates. The six-month increase was due to the favorable impacts of $17.6 million from higher average earning assets and $0.9 million from higher rates.

        Other income for the three and six months ended June 30, 2016 was $6.6 million and $12.2 million, respectively, representing a decrease of $0.8 million and an increase of $0.2 million from the same periods in 2015, respectively.

Expenses

        Expenses for the three and six months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Total interest expense	$79,059	$71,512	$7,547	10.6%
Fees charged by affiliates	11,119	12,006	(887)	(7.4)
Provision for credit losses, net	7,260	7,176	84	1.2
Depreciation of equipment on operating leases	60,100	46,099	14,001	30.4
Other expenses	12,529	9,157	3,372	36.8

Total expenses	$170,067	$145,950	$24,117	16.5%

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Total interest expense	$151,030	$146,206	$4,824	3.3%
Fees charged by affiliates	22,836	24,879	(2,043)	(8.2)
Provision for credit losses, net	13,657	11,137	2,520	22.6
Depreciation of equipment on operating leases	117,384	90,672	26,712	29.5
Other expenses	15,513	16,656	(1,143)	(6.9)

Total expenses	$320,420	$289,550	$30,870	10.7%

        Interest expense totaled $79.1 million and $151.0 million for the three and six months ended June 30, 2016, respectively, compared to $71.5 million and $146.2 million for the same periods in 2015. For the second quarter, the increase was due to a $10.6 million unfavorable impact from higher average interest rates, partially offset by a $3.1 million favorable impact from lower average total debt. For the six months, the increase was due primarily to a $12.0 million unfavorable impact from higher average interest rates, partially offset by a $7.2 million favorable impact from lower average total debt.

        The provision for credit losses was $7.3 million and $13.7 million for the three and six months ended June 30, 2016, respectively, compared to $7.2 million and $11.1 million for the same periods in 2015. The increases in 2016 were primarily due to retail write-offs.

        For the three and six months ended June 30, 2016, depreciation of equipment on operating leases was $60.1 million and $117.4 million, respectively, an increase of $14.0 million and $26.7 million from the same periods in 2015, respectively, primarily due to a higher operating lease portfolio and updated depreciation estimates.

        Other expenses increased by $3.4 million for the three month ended June 30, 2016 and decreased by $1.1 million for the six months ended June 30, 2016, compared to the same periods in 2015, primarily due to losses on equipment held for sale.

        The effective tax rates for the three months ended June 30, 2016 and 2015 were 34.2% and 34.6%, respectively. The effective tax rate was 32.8% for the six-month period ended June 30, 2016, compared to 34.6% for the same period in 2015. The decreases in the effective tax rates were primarily due to profits in tax jurisdictions with lower rates, including Canada.

Receivables and Equipment on Operating Leases Originated and Held

        Receivables and equipment on operating lease originations for the three and six months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Retail receivables	$705,003	$780,028	$(75,025)	(9.6)%
Wholesale receivables	1,770,818	2,636,406	(865,588)	(32.8)
Equipment on operating leases	173,444	253,370	(79,926)	(31.5)

Total originations	$2,649,265	$3,669,804	$(1,020,539)	(27.8)%

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Retail receivables	$1,347,433	$1,601,278	$(253,845)	(15.9)%
Wholesale receivables	3,556,855	5,130,939	(1,574,084)	(30.7)
Equipment on operating leases	322,704	498,693	(175,989)	(35.3)

Total originations	$5,226,992	$7,230,910	$(2,003,918)	(27.7)%

        Retail, wholesale and equipment on operating lease originations decreased in the six months ended June 30, 2016 compared to the same period in 2015, primarily due to a decrease in unit sales of CNH Industrial North America equipment.

        Total receivables and equipment on operating leases held as of June 30, 2016, December 31, 2015 and June 30, 2015 were as follows (dollars in thousands):

	June 30, 2016	December 31, 2015	June 30, 2015
Retail receivables	$7,739,799	$8,081,866	$8,422,464
Wholesale receivables	3,780,577	3,649,883	3,950,685
Equipment on operating leases	1,840,569	1,796,501	1,658,124

Total receivables and equipment on operating leases	$13,360,945	$13,528,250	$14,031,273

        The total retail receivables balance over 30 days past due as a percentage of the retail receivables was 1.0%, 0.9% and 0.8% at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. At those same dates, the total wholesale receivables balance over 30 days past due as a percentage of the wholesale receivables was not significant. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $46.9 million, $54.0 million and $34.3 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. Total wholesale receivables on nonaccrual status were $50.6 million, $81.7 million and $23.6 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

        Total receivable write-off amounts and recoveries, by product, for the three and six months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Write-offs:
Retail	$13,513	$4,045	$22,897	$9,714
Wholesale	—	135	1	256

Total write-offs	13,513	4,180	22,898	9,970

Recoveries:
Retail	(568)	(698)	(1,518)	(1,130)
Wholesale	(513)	(7)	(517)	(14)

Total recoveries	(1,081)	(705)	(2,035)	(1,144)

Write-offs, net of recoveries:
Retail	12,945	3,347	21,379	8,584
Wholesale	(513)	128	(516)	242

Total write-offs, net of recoveries	$12,432	$3,475	$20,863	$8,826

        Our allowance for credit losses on all receivables financed totaled $87.6 million at June 30, 2016, $94.7 million at December 31, 2015 and $97.0 million at June 30, 2015. The level of the allowance is based on quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, collateral value and credit quality. We believe our allowance is sufficient to provide for losses in our receivable portfolio as of June 30, 2016.

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

        In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs. We have accessed the unsecured bond market in order to add more diversity to our funding sources. As of June 30, 2016, our outstanding unsecured senior notes totaled $3.8 billion. We expect continued changes to our funding profile, with less reliance on the securitization market.

Cash Flows

        For the six months ended June 30, 2016 and 2015, our cash flows were as follows (dollars in thousands):

	2016	2015
Cash flows from (used in):
Operating activities	$351,387	$364,930
Investing activities	173,094	245,277
Financing activities	(657,713)	(545,421)

Net cash increase (decrease)	$(133,232)	$64,786

        Operating activities in the six months ended June 30, 2016 generated cash of $351 million, resulting primarily from net income of $104 million, adjusted by depreciation and amortization of $118 million and cash from changes in working capital of $103 million. The decrease in cash provided by operating activities for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to an $8 million decrease in net income and a decrease in deferred income tax expense of $30 million, partially offset by $27 million in higher depreciation and amortization expense.

        Investing activities in the six months ended June 30, 2016 generated cash of $173 million, resulting primarily from a net reduction in receivables of $319 million, a decrease in restricted cash of $6 million and $152 million in net expenditures for equipment on operating leases. The decrease in cash provided by investing activities for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $230 million lower reduction in restricted cash and a $47 million lower reduction in receivables, partially offset by a $205 million reduction in net expenditures for equipment on operating leases.

        Financing activities in the six months ended June 30, 2016 used cash of $658 million, resulting primarily from net cash paid on affiliated debt of $23 million, $49 million from net cash paid on long-term debt, $436 million from net cash paid on short-term borrowings and a $150 million dividend paid to CNH Industrial America. The increase in cash used in financing activities in the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to a $442 million reduction in net cash received on long-term debt, a $436 million decrease in short-term borrowings and higher dividends of $135 million paid to CNH Industrial America, partially offset by an decrease of $840 million in net cash paid on affiliated debt and the $60 million redemption of preferred stock of a subsidiary in 2015.

Securitization

        CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost-effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Industrial Capital has completed public and private issuances of asset-backed securities in both the U.S. and Canada and, as of June 30, 2016, the amounts outstanding were approximately $6.9 billion. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

        CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $2.8 billion at June 30, 2016, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At June 30, 2016, approximately $1.2 billion of funding was available for use under these facilities.

Unsecured Funding

        As of June 30, 2016, our outstanding unsecured senior notes were as follows (dollars in thousands):

2016
6.250% notes, due 2016	$500,000
3.250% notes, due 2017	500,000
3.625% notes, due 2018(1)	602,309
3.875% notes, due 2018(2)	598,535
3.375% notes, due 2019(2)	498,209
4.375% notes, due 2020(2)	597,110
4.875% notes, due 2021(2)	497,394

Total	$3,793,557

(1)
Includes fair value adjustment.

(2)
Includes unamortized debt discount.

        These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

        As of June 30, 2016, we had outstanding a $100 million unsecured term loan with a final maturity in March 2018. Additionally, we had undrawn, unsecured revolving credit facilities of $100 million with a final maturity in March 2019 and $300 million with a consortium of banks, with a final maturity in June 2019.

Affiliate Sources

        CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. We had no affiliated debt as of June 30, 2016, compared to affiliated debt of $23 million as of December 31, 2015.

Equity Position

        Our equity position also supports our ability to access various funding sources. Our stockholder's equity at June 30, 2016 and December 31, 2015 was $1.4 billion and $1.5 billion, respectively.

        In 2016, CNH Industrial Capital LLC paid cash dividends of $150 million to CNH Industrial America.

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

        Our liquidity available for use as of June 30, 2016 is as follows (dollars in thousands):

2016
Cash, cash equivalents and restricted cash	$964,517
Committed asset-backed facilities	2,838,014
Committed unsecured facilities	400,000

Total cash and facilities	4,202,531
Less: restricted cash	(795,601)
Less: committed asset-backed facilities utilization	(1,627,587)

Total available for use	$1,779,343

        The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

        In connection with a limited number of funding transactions, we provide financial guarantees to various parties on behalf of certain foreign financial services subsidiaries of CNHI for approximately $222.0 million as of June 30, 2016. The guarantees are in effect for the term of the underlying funding facilities plus 365 days. The underlying facilities are renewable annually.

Other Data

	As of or for the Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Ratio of earnings to fixed charges(1)	2.02	2.17

Total managed receivables	$11,520,376	$12,373,149
Operating lease equipment	1,840,569	1,658,124

Total managed portfolio	$13,360,945	$14,031,273

Delinquency(2)	0.67%	0.54%

Average managed receivables	$11,823,964	$13,005,675

Net credit loss(3)	0.27%	0.11%

Profitability(4):
Return on average managed portfolio(5)	1.55%	1.59%
Asset Quality:
Allowance for credit losses/total receivables	0.76%	0.78%

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

(4)
Six months ended June 30, 2016 and 2015 annualized.

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

Critical Accounting Policies and Estimates

        See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2015 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended June 30, 2016.

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

New Accounting Pronouncements Not Yet Adopted

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the principal versus agent guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and the licensing implementation guidance in ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Narrow Scope Improvements and Practical Expedients, which amends ASU 2014-09. This ASU clarifies the requirement to assess collectability of contract consideration, clarifies the treatment of noncash consideration and provides a policy election to exclude from revenue amounts collected from customers for sales and similar taxes. These related ASU's have the same effective date and the same implementation requirements as ASU 2014-09. We are currently assessing the method of adoption we will elect and the impact of the adoption of these revenue recognition updates on our financial position and results of operations.

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

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) ("ASU 2016-13"). The purpose of this standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Entities will be required to utilize a forward-looking model based on expected losses rather than incurred losses under current guidance.

ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 on a modified-retrospective basis, and may be early adopted as of December 15, 2018. We are currently assessing the impact of the adoption of ASU 2016-13 on our financial position and results of operations.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2016. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital's financial position or results of operations.

Item 1A.    Risk Factors

        See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the six months ended June 30, 2016.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit		Description
12.1		Statement regarding computation of ratio of earnings to fixed charges.

31.1		Certifications of President Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification required by Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Changes in Stockholder's Equity for the six months ended June 30, 2016 and 2015 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: August 3, 2016	By:	/s/ BRETT D. DAVIS
		Name:	Brett D. Davis
		Title:	Chairman and President