Form 10-Q
period 2016-09-30
CNH Industrial Capital LLC
filed 2016-11-07
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-55510

CNH INDUSTRIAL CAPITAL LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		39-1937630 (I.R.S. Employer Identification Number)
5729 Washington Avenue Racine, Wisconsin (Address of principal executive offices)	(262) 636-6011 (Registrant’s telephone number, including area code)	53406 (Zip code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of September 30, 2016, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10‑Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Interest income on retail notes and finance leases	$52,837	$55,067	$159,569	$157,218
Interest income on wholesale notes	18,194	18,915	51,678	58,300
Interest and other income from affiliates	98,129	100,619	300,832	306,267
Rental income on operating leases	61,109	55,110	180,568	156,096
Other income	6,711	7,284	18,890	19,241

Total revenues	236,980	236,995	711,537	697,122

EXPENSES
Interest expense:
Interest expense to third parties	76,079	70,960	223,741	199,853
Interest expense to affiliates	1,279	2,149	4,647	19,462

Total interest expense	77,358	73,109	228,388	219,315

Administrative and operating expenses:
Fees charged by affiliates	11,191	11,814	34,027	36,693
Provision for credit losses	6,756	6,403	20,413	17,540
Depreciation of equipment on operating leases	62,174	49,622	179,558	140,294
Other expenses	13,177	14,280	28,690	30,936

Total administrative and operating expenses	93,298	82,119	262,688	225,463

Total expenses	170,656	155,228	491,076	444,778

INCOME BEFORE TAXES	66,324	81,767	220,461	252,344

Income tax provision	20,995	26,913	71,482	85,861

NET INCOME	45,329	54,854	148,979	166,483

Net income attributed to noncontrolling interest	—	—	—	(259)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$45,329	$54,854	$148,979	$166,224

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

NET INCOME	$45,329	$54,854	$148,979	$166,483
Other comprehensive income (loss):
Foreign currency translation adjustment	(10,292)	(47,836)	31,331	(92,433)
Pension liability adjustment	130	99	354	272
Change in derivative financial instruments	77	479	965	(87)

Total other comprehensive income (loss)	(10,085)	(47,258)	32,650	(92,248)

COMPREHENSIVE INCOME	35,244	7,596	181,629	74,235

Less: comprehensive income attributable to noncontrolling interest	—	—	—	(259)

COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$35,244	$7,596	$181,629	$73,976

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS

Cash and cash equivalents	$215,355	$302,148
Restricted cash	570,101	795,721
Receivables, less allowance for credit losses of $85,680 and $94,724, respectively	11,164,635	11,637,025
Affiliated accounts and notes receivable	113,739	171,658
Equipment on operating leases, net	1,838,843	1,796,501
Equipment held for sale	175,774	161,340
Goodwill	109,293	107,935
Other intangible assets, net	7,250	8,476
Other assets	30,391	47,210

TOTAL	$14,225,381	$15,028,014

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,815,115	$5,031,218
Accounts payable and other accrued liabilities	781,572	754,678
Affiliated debt	4,579	22,642
Long-term debt	7,215,682	7,768,044

Total liabilities	12,816,948	13,576,582

Commitments and contingent liabilities (Note 10)

Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	844,100	843,728
Accumulated other comprehensive income (loss)	(128,888)	(161,538)
Retained earnings	693,221	769,242

Total CNH Industrial Capital LLC stockholder’s equity	1,408,433	1,451,432

Noncontrolling interest	—	—

Total stockholder’s equity	1,408,433	1,451,432

TOTAL	$14,225,381	$15,028,014

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(Dollars in thousands)

(Unaudited)

The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”), which are included in the consolidated balance sheets above. The assets in the table include only those assets that can be used to settle obligations of consolidated VIEs. The liabilities in the table include third-party liabilities of the consolidated VIEs, for which creditors do not have recourse to the general credit of CNH Industrial Capital LLC.

	September 30,	December 31,
	2016	2015

Restricted cash	$570,000	$795,621
Receivables, less allowance for credit losses of $68,863 and $75,909, respectively	7,999,799	9,064,834

TOTAL	$8,569,799	$9,860,455

Short-term debt (including current maturities of long-term debt)	$3,774,972	$4,517,207
Long-term debt	4,269,301	4,782,808

TOTAL	$8,044,273	$9,300,015

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Dollars in thousands)

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$148,979	$166,483
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	179,584	140,320
Amortization of intangibles	1,475	1,100
Provision for credit losses	20,413	17,540
Deferred income tax expense	26,677	39,134
Stock compensation expense	372	529
Changes in components of working capital:
Change in affiliated accounts and notes receivables	58,058	(66,203)
Change in other assets and equipment held for sale	27,860	77,850
Change in accounts payable and other accrued liabilities	(10,435)	43,486

Net cash from (used in) operating activities	452,983	420,239

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(7,539,033)	(9,881,255)
Collections of receivables	8,090,012	10,487,891
Change in restricted cash	231,169	210,465
Purchase of equipment on operating leases	(475,709)	(691,739)
Proceeds from disposal of equipment on operating leases	245,058	215,849
Change in property and equipment and software, net	(250)	(125)

Net cash from (used in) investing activities	551,247	341,086

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	831,858	1,291,206
Payment of affiliated debt	(850,159)	(2,153,651)
Proceeds from issuance of long-term debt	3,361,732	3,883,138
Payment of long-term debt	(3,773,261)	(3,778,533)
Change in short- term borrowings, net	(436,193)	241,725
Dividend paid to CNH Industrial America LLC	(225,000)	(115,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	—	(551)
Redemption of preferred stock of subsidiary	—	(60,416)

Net cash from (used in) financing activities	(1,091,023)	(692,082)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86,793)	69,243

CASH AND CASH EQUIVALENTS
Beginning of period	302,148	347,987

End of period	$215,355	$417,230

CASH PAID DURING THE PERIOD FOR INTEREST	$210,270	$201,855

CASH PAID DURING THE PERIOD FOR TAXES	$25,381	$36,052

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Dollars in thousands)

(Unaudited)

	Company Stockholder
			Accumulated
			Other		Non-
	Member’s	Paid-in	Comprehensive	Retained	Controlling
	Capital	Capital	Income (Loss)	Earnings	Interest	Total

BALANCE - January 1, 2015	$—	$843,250	$(49,928)	$746,758	$35,852	$1,575,932

Net income	—	—	—	166,224	259	166,483
Dividend paid to CNH Industrial America LLC	—	—	—	(115,000)	—	(115,000)
Preferred dividend paid to CNH Industrial Canada Ltd	—	—	—	—	(551)	(551)
Redemption of preferred stock of subsidiary	—	—	—	(24,856)	(35,560)	(60,416)
Foreign currency translation adjustment	—	—	(92,433)	—	—	(92,433)
Stock compensation	—	529	—	—	—	529
Pension liability adjustment, net of tax	—	—	272	—	—	272
Change in derivative financial instruments, net of tax	—	—	(87)	—	—	(87)

BALANCE - September 30, 2015	$—	$843,779	$(142,176)	$773,126	$—	$1,474,729

BALANCE - January 1, 2016	$—	$843,728	$(161,538)	$769,242	$—	$1,451,432

Net income	—	—	—	148,979	—	148,979
Dividend paid to CNH Industrial America LLC	—	—	—	(225,000)	—	(225,000)
Foreign currency translation adjustment	—	—	31,331	—	—	31,331
Stock compensation	—	372	—	—	—	372
Pension liability adjustment, net of tax	—	—	354	—	—	354
Change in derivative financial instruments, net of tax	—	—	965	—	—	965

BALANCE - September 30, 2016	$—	$844,100	$(128,888)	$693,221	$—	$1,408,433

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

CNH Industrial Capital LLC and its primary operating subsidiaries, including New Holland Credit Company, LLC (“New Holland Credit”), CNH Industrial Capital America LLC (“CNH Industrial Capital America”), and CNH Industrial Capital Canada Ltd. (“CNH Industrial Capital Canada”) (collectively, “CNH Industrial Capital” or the “Company”), are each a subsidiary of CNH Industrial America LLC (“CNH Industrial America”), which is an indirect wholly-owned subsidiary of CNH Industrial N.V. (“CNHI” and, together with its consolidated subsidiaries, “CNH Industrial”). CNH Industrial America and CNH Industrial Canada Ltd. (collectively, “CNH Industrial North America”) design, manufacture, and sell agricultural and construction equipment. CNH Industrial Capital provides financial services for CNH Industrial North America dealers and end-use customers primarily located in the United States and Canada.

CNHI is incorporated in and under the laws of The Netherlands. CNHI has its corporate seat in Amsterdam, The Netherlands, and its principal office in London, England. The common shares of CNHI are listed on the New York Stock Exchange under the symbol “CNHI,” as well as on the Mercato Telematico Azionario managed by Borsa Italiana S.p.A.

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, which should be read in conjunction with the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, which is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

The consolidated financial statements include the Company and its consolidated subsidiaries. The consolidated financial statements are expressed in U.S. dollars. The consolidated financial statements include the accounts of the Company’s subsidiaries in which the Company has a controlling financial interest and reflect the noncontrolling interests of the minority owners of the subsidiaries that are not fully owned for the periods presented, as applicable. A controlling financial interest may exist based on ownership of a majority of the voting interest of a subsidiary, or based on the Company’s determination that it is the primary beneficiary of a variable interest entity (“VIE”). The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. The Company assesses whether it is the primary beneficiary on an ongoing basis, as prescribed by the accounting guidance on the consolidation of VIEs. The consolidated status of the VIEs with which the Company is involved may change as a result of such reassessments.

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Adopted in 2016

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (“ASU 2015-02”). ASU 2015-02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitized structures. The new standard eliminates the previous deferral in Accounting Standards Codification 810, which allowed reporting entities with interests in certain investment funds to follow previously issued consolidations guidance, and makes changes to both the variable interest model and the voting model. ASU 2015-02 has been adopted and did not have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 is intended to simplify the presentation of debt

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

issuance costs. The new standard requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 was retrospectively adopted by the Company on January 1, 2016. As a result, $37,155 of debt issuance costs at December 31, 2015 was reclassified from other assets to long-term debt.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which amends ASC 835-30, Interest-Imputation of Interest. ASU 2015-15 clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. ASU 2015-15 has been adopted and did not have a material effect on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the principal versus agent guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and the licensing implementation guidance in ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Narrow Scope Improvements and Practical Expedients, which amends ASU 2014-09. This ASU clarifies the requirement to assess collectability of contract consideration, clarifies the treatment of noncash consideration and provides a policy election to exclude from revenue amounts collected from customers for sales and similar taxes. These related ASU’s have the same effective date and the same implementation requirements as ASU 2014-09. The Company is currently assessing the method of adoption it will elect and the impact of the adoption of these revenue recognition updates on its financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. An entity must also provide certain disclosures if there is “substantial doubt” about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The purpose of this update is to enhance the reporting model for financial instruments to provide users with more decision-useful information. Accordingly, ASU 2016-01 updates and revises various requirements, including measurement of equity investments at fair value with changes recognized in net income (except equity method or consolidated investees), which supersedes the current guidance to classify equity securities with readily determinable fair values into different categories (e.g., trading or available for sale). It also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (e.g. securities or loans and receivables) on the balance sheet and in the accompanying notes. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. The Company is currently assessing the impact of the adoption of ASU 2016-01 on its financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which relates to the accounting of leasing transactions. This standard requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require disclosures

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. It is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years, but early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently assessing the impact of the adoption of ASU 2016-02 on its financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) and ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require designation of that hedging relationship if all other hedge accounting criteria continue to be met. ASU 2016-06 clarifies the steps required to determine bifurcation of an embedded derivative. These standards will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of ASU 2016-05 and ASU 2016-06 on its financial position and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”).  The purpose of this standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Entities will be required to utilize a forward-looking model based on expected losses rather than incurred losses under current guidance. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 on a modified-retrospective basis, and may be early adopted as of December 15, 2018. The Company is currently assessing the impact of the adoption of ASU 2016-13 on its financial position and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This standard provides guidance clarification to reduce diversity in classification of certain cash flow payments and receipts in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 on a retrospective transition basis to each period presented, and may be early adopted. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) is comprised of net income and other adjustments, including foreign currency translation adjustments, pension plan adjustments, changes in fair value of the retained interests in the off-book retail transactions and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. The Company does not provide income taxes on currency translation adjustments (“CTA”), as the historical earnings from the Company’s foreign subsidiaries are considered to be permanently reinvested. If current year earnings are repatriated, the amount to be repatriated is determined in U.S. dollars and converted to the equivalent amount of foreign currency at the time of repatriation; therefore, the repatriation of current year earnings will not have an impact on the CTA component of the Company’s AOCI balance.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended September 30, 2016:

	Currency		Unrealized
	Translation	Pension	Losses on
	Adjustment	Liability	Derivatives	Total

Beginning balance, gross	$(113,718)	$(5,718)	$(1,977)	$(121,413)
Tax asset (liability)	—	2,084	526	2,610

Beginning balance, net of tax	(113,718)	(3,634)	(1,451)	(118,803)
Other comprehensive income (loss) before reclassifications	(10,292)	(48)	(69)	(10,409)
Amounts reclassified from accumulated other comprehensive income (loss)	—	253	174	427
Tax effects	—	(75)	(28)	(103)

Net current-period other comprehensive income (loss)	(10,292)	130	77	(10,085)

Ending balance	$(124,010)	$(3,504)	$(1,374)	$(128,888)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the nine months ended September 30, 2016:

	Currency		Unrealized
	Translation	Pension	Losses on
	Adjustment	Liability	Derivatives	Total

Beginning balance, gross	$(155,341)	$(6,084)	$(3,184)	$(164,609)
Tax asset (liability)	—	2,226	845	3,071

Beginning balance, net of tax	(155,341)	(3,858)	(2,339)	(161,538)
Other comprehensive income (loss) before reclassifications	31,331	(189)	812	31,954
Amounts reclassified from accumulated other comprehensive income (loss)	—	759	501	1,260
Tax effects	—	(216)	(348)	(564)

Net current-period other comprehensive income (loss)	31,331	354	965	32,650

Ending balance	$(124,010)	$(3,504)	$(1,374)	$(128,888)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended September 30, 2015:

	Currency		Unrealized
	Translation	Pension	Losses on
	Adjustment	Liability	Derivatives	Total

Beginning balance, gross	$(87,657)	$(6,159)	$(4,694)	$(98,510)
Tax asset (liability)	—	2,248	1,344	3,592

Beginning balance, net of tax	(87,657)	(3,911)	(3,350)	(94,918)
Other comprehensive income (loss) before reclassifications	(47,836)	(30)	(816)	(48,682)
Amounts reclassified from accumulated other comprehensive income (loss)	—	183	1,563	1,746
Tax effects	—	(54)	(268)	(322)

Net current-period other comprehensive income (loss)	(47,836)	99	479	(47,258)

Ending balance	$(135,493)	$(3,812)	$(2,871)	$(142,176)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the nine months ended September 30, 2015:

	Currency		Unrealized
	Translation	Pension	Losses on
	Adjustment	Liability	Derivatives	Total

Beginning balance, gross	$(43,060)	$(6,425)	$(4,099)	$(53,584)
Tax asset (liability)	—	2,341	1,315	3,656

Beginning balance, net of tax	(43,060)	(4,084)	(2,784)	(49,928)
Other comprehensive income (loss) before reclassifications	(92,433)	(130)	(3,334)	(95,897)
Amounts reclassified from accumulated other comprehensive income (loss)	—	549	3,487	4,036
Tax effects	—	(147)	(240)	(387)

Net current-period other comprehensive income (loss)	(92,433)	272	(87)	(92,248)

Ending balance	$(135,493)	$(3,812)	$(2,871)	$(142,176)

The reclassifications out of AOCI and the location on the consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015	Affected Line Item
Amortization of defined benefit pension items:
	$(253)	$(183)	$(759)	$(549)	Insignificant items

	(253)	(183)	(759)	(549)	Income before taxes
	93	65	288	193	Income tax benefit

	$(160)	$(118)	$(471)	$(356)	Net of tax

Unrealized losses on derivatives:
	$(174)	$(1,563)	$(501)	$(3,487)	Interest expense to third parties

	(174)	(1,563)	(501)	(3,487)	Income before taxes
	46	484	133	1,123	Income tax benefit

	$(128)	$(1,079)	$(368)	$(2,364)	Net of tax

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of September 30, 2016 and December 31, 2015 is as follows:

	September 30,	December 31,
	2016	2015

Retail note receivables	$681,658	$829,392
Wholesale receivables	758,486	761,128
Finance lease receivables	43,770	36,498
Restricted receivables	9,766,401	10,104,731

Gross receivables	11,250,315	11,731,749
Less: Allowance for credit losses	(85,680)	(94,724)

Total receivables, net	$11,164,635	$11,637,025

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Restricted Receivables and Securitization

As part of its overall funding strategy, the Company periodically transfers certain receivables into VIEs that are special purpose entities (“SPEs”) as part of its asset-backed securitization programs.

SPEs utilized in the securitization programs differ from other entities included in the Company’s consolidated financial statements because the assets they hold are legally isolated from the Company’s assets. For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Upon transfer of the receivables to the SPEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the SPEs’ creditors. The SPEs have ownership of cash balances that also have restrictions for the benefit of the SPEs’ investors. The Company’s interests in the SPEs’ receivables are subordinate to the interests of third-party investors. None of the receivables that are directly or indirectly sold or transferred in any of these transactions are available to pay the Company’s creditors until all obligations of the SPE have been fulfilled or the receivables are removed from the SPE.

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015

Retail note receivables	$6,906,216	$7,215,976
Wholesale receivables	2,860,185	2,888,755

Total restricted receivables	$9,766,401	$10,104,731

Within the U.S. retail receivables securitization programs, qualifying retail receivables are sold to limited purpose, bankruptcy remote SPEs. In turn, these SPEs establish separate trusts to which the receivables are transferred in exchange for proceeds from asset backed securities issued by the trusts. In Canada, the receivables are transferred directly to the trusts. These trusts were determined to be VIEs. In its role as servicer, CNH Industrial Capital has the power to direct the trusts’ activities. Through its retained interests, the Company has an obligation to absorb certain losses, or the right to receive certain benefits, that could potentially be significant to the trusts. Consequently, the Company has consolidated these retail trusts.

With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities, which are limited-purpose, bankruptcy-remote SPEs. These trusts were determined to be VIEs. In its role as servicer, CNH Industrial Capital has the power to direct the trusts’ activities. Through its retained interests, the Company provides security to investors in the event that cash collections from the receivables are not sufficient to make principal and interest payments on the securities. Consequently, CNH Industrial Capital has consolidated these wholesale trusts.

Allowance for Credit Losses

The allowance for credit losses is the Company’s estimate of losses for receivables owned by the Company and consists of two components, depending on whether the receivable has been individually identified as being impaired. The first component of the allowance for credit losses covers the receivables specifically reviewed by management for which the Company has determined it is probable that it will not collect all the principal and interest payments as per the terms of the contract. Receivables are individually reviewed for impairment based on, among other items, amounts outstanding, days past due and prior collection history. These receivables are subject to impairment measurement at the loan level based either on the fair value of the collateral for collateral-dependent receivables or on the present value of expected future cash flows discounted at the receivables’ effective interest rate.

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

Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is determined that all amounts due will not be collected.

The Company’s allowance for credit losses is segregated into two portfolio segments: retail and wholesale. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The retail segment includes retail notes and finance lease receivables. The wholesale segment includes wholesale financing to CNH Industrial North America dealers.

Further, the Company evaluates its portfolio segments by class of receivable: United States and Canada. Typically, the Company’s receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. These classes align with management reporting.

Allowance for credit losses activity for the three months ended September 30, 2016 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:

Beginning balance	$80,686	$6,950	$87,636
Charge-offs	(8,840)	—	(8,840)
Recoveries	835	3	838
Provision (benefit)	7,013	(257)	6,756
Foreign currency translation and other	(702)	(8)	(710)

Ending balance	$78,992	$6,688	$85,680

Allowance for credit losses activity for the nine months ended September 30, 2016 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:

Beginning balance	$88,405	$6,319	$94,724
Charge-offs	(31,737)	(1)	(31,738)
Recoveries	2,353	520	2,873
Provision (benefit)	20,654	(241)	20,413
Foreign currency translation and other	(683)	91	(592)

Ending balance	$78,992	$6,688	$85,680

Ending balance: individually evaluated for impairment	$17,108	$3,554	$20,662

Ending balance: collectively evaluated for impairment	$61,884	$3,134	$65,018

Receivables:

Ending balance	$7,631,644	$3,618,671	$11,250,315

Ending balance: individually evaluated for impairment	$78,798	$50,224	$129,022

Ending balance: collectively evaluated for impairment	$7,552,846	$3,568,447	$11,121,293

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

Utilizing an internal credit scoring model, which considers customers’ attributes, prior credit history and each retail transaction’s attributes, the Company assigns a credit quality rating to each retail customer, by specific transaction, as part of the retail underwriting process. This rating is used in setting the terms on the transaction, including the interest rate. A description of the general characteristics of the customers’ risk grades is as follows:

Titanium—Customers from whom the Company expects no collection or loss activity.

Platinum—Customers from whom the Company expects minimal, if any, collection or loss activity.

Gold, Silver, Bronze—Customers defined as those with the potential for collection or loss activity.

A breakdown of the retail portfolio by the customer’s risk grade at the time of origination as of September 30, 2016 and December 31, 2015 is as follows:

	September 30,	December 31,
	2016	2015

Titanium	$4,249,548	$4,526,459
Platinum	2,114,217	2,196,628
Gold	1,071,632	1,139,255
Silver	160,552	184,281
Bronze	35,695	35,243

Total	$7,631,644	$8,081,866

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As part of the ongoing monitoring of the credit quality of the wholesale portfolio, the Company utilizes an internal credit-scoring model that assigns a risk grade for each dealer. The scoring model considers the strength of the dealer’s financial condition and payment history. The Company considers the dealers’ ratings in the quarterly credit allowance analysis. A description of the general characteristics of the dealer risk grades is as follows:

Grades A and B – Includes receivables due from dealers that have significant capital strength, moderate leverage, stable earnings and growth, and excellent payment performance.

Grade C – Includes receivables due from dealers with moderate credit risk. Dealers of this grade are differentiated from higher grades on a basis of leverage or payment performance.

Grade D – Includes receivables due from dealers with additional credit risk. These dealers require additional monitoring due to their weaker financial condition or payment performance.

A breakdown of the wholesale portfolio by its credit quality indicators as of September 30, 2016 and December 31, 2015 is as follows:

	September 30,	December 31,
	2016	2015

A	$1,368,895	$1,482,570
B	1,605,229	1,650,643
C	346,828	343,409
D	297,719	173,261

Total	$3,618,671	$3,649,883

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016
							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing

Retail
United States	$29,369	$7,408	$38,052	$74,829	$6,353,286	$6,428,115	$9,010
Canada	$2,035	$711	$556	$3,302	$1,200,227	$1,203,529	$220

Wholesale
United States	$538	$10	$695	$1,243	$2,913,234	$2,914,477	$330
Canada	$12	$—	$50	$62	$704,132	$704,194	$3

Total
Retail	$31,404	$8,119	$38,608	$78,131	$7,553,513	$7,631,644	$9,230
Wholesale	$550	$10	$745	$1,305	$3,617,366	$3,618,671	$333

	December 31, 2015
							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing

Retail
United States	$32,484	$10,438	$25,815	$68,737	$6,846,967	$6,915,704	$8,251
Canada	$1,438	$279	$793	$2,510	$1,163,652	$1,166,162	$339

Wholesale
United States	$283	$2	$372	$657	$3,033,004	$3,033,661	$298
Canada	$2	$—	$21	$23	$616,199	$616,222	$—

Total
Retail	$33,922	$10,717	$26,608	$71,247	$8,010,619	$8,081,866	$8,590
Wholesale	$285	$2	$393	$680	$3,649,203	$3,649,883	$298

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of September 30, 2016 and December 31, 2015, the Company’s recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	September 30, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance recorded
Retail
United States	$42,705	$41,925	$—	$39,862	$39,514	$—
Canada	$23	$23	$—	$408	$407	$—
Wholesale
United States	$5,369	$5,276	$—	$—	$—	$—
Canada	$—	$—	$—	$—	$—	$—

With an allowance recorded
Retail
United States	$35,941	$34,474	$17,060	$53,499	$52,224	$17,951
Canada	$129	$124	$48	$815	$813	$269
Wholesale
United States	$34,208	$34,131	$3,250	$57,017	$56,741	$2,530
Canada	$10,647	$10,711	$304	$24,998	$24,932	$655

Total
Retail	$78,798	$76,546	$17,108	$94,584	$92,958	$18,220
Wholesale	$50,224	$50,118	$3,554	$82,015	$81,673	$3,185

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

For the three months ended September 30, 2016 and 2015, the Company’s average recorded investment in impaired receivables individually evaluated for impairment (based on a four-month average) and the related interest income recognized are as follows:

	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded
Retail
United States	$43,218	$329	$49,160	$863
Canada	$23	$—	$2,207	$33
Wholesale
United States	$6,473	$131	$—	$—
Canada	$—	$—	$—	$—

With an allowance recorded
Retail
United States	$36,094	$—	$51,960	$273
Canada	$130	$—	$691	$6
Wholesale
United States	$35,120	$283	$32,639	$252
Canada	$9,086	$49	$35,372	$219

Total
Retail	$79,465	$329	$104,018	$1,175
Wholesale	$50,679	$463	$68,011	$471

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

For the nine months ended September 30, 2016 and 2015, the Company’s average recorded investment in impaired receivables individually evaluated for impairment (based on a ten-month average) and the related interest income recognized are as follows:

	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded
Retail
United States	$41,952	$962	$47,175	$2,397
Canada	$27	$—	$2,224	$86
Wholesale
United States	$5,639	$362	$—	$—
Canada	$—	$—	$—	$—

With an allowance recorded
Retail
United States	$35,195	$61	$49,206	$1,004
Canada	$131	$1	$731	$39
Wholesale
United States	$37,140	$813	$35,620	$911
Canada	$7,204	$126	$31,623	$758

Total
Retail	$77,305	$1,024	$99,336	$3,526
Wholesale	$49,983	$1,301	$67,243	$1,669

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016			December 31, 2015
	Retail	Wholesale	Total	Retail	Wholesale	Total

United States	$47,498	$34,131	$81,629	$52,787	$56,741	$109,528
Canada	$450	$10,711	$11,161	$1,247	$24,933	$26,180

Troubled Debt Restructurings

A restructuring of a receivable constitutes a troubled debt restructuring (“TDR”) when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties. As a collateral-based lender, the Company typically will repossess collateral in lieu of restructuring receivables. As such, for retail receivables, concessions are typically provided based on bankruptcy court proceedings. For wholesale receivables, concessions granted may include extended contract maturities, inclusion of interest-only periods, modification of a contractual interest rate to a below market interest rate and waiving of interest and principal.

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses. The allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, the Company estimates the current fair market value of the equipment collateral and considers credit enhancements such as additional collateral and third-party guarantees.

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

As of September 30, 2016, the Company had approximately 807 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $37,658 and the post-modification value was $36,532. A court has determined the concession in 245 of these cases. The pre-modification value of these contracts was $4,050 and the post-modification value was $3,404. As of September 30, 2015, the Company had approximately 598 retail and finance lease receivable contracts classified as TDRs, of which the pre-modification value was $20,040 and the post-modification value was $18,858. A court has determined the concession in 302 of these cases. The pre-modification value of these contracts was $5,113 and the post-modification value was $4,302. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended September 30, 2016 and 2015.

As of September 30, 2016 and 2015, the Company’s wholesale TDRs were immaterial.

NOTE 5: DEBT

On August 15, 2016, the Company repaid its U.S. wholesale term ABS of $367,300.

On September 21, 2016, the Company, through a bankruptcy-remote trust, issued $752,360 of amortizing asset-backed notes secured by U.S. retail loan contracts.

On September 30, 2016, the Company extended the maturity date of the $1,200,000 U.S. retail committed asset-backed facility to September 28, 2018.

NOTE 6: INCOME TAXES

The effective tax rates for the three months ended September 30, 2016 and 2015 were 31.7% and 32.9%, respectively. The effective tax rate was 32.4% for the nine-month period ended September 30, 2016, compared to 34.0% for the same period in 2015. The Company’s provision for income taxes is based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. The 2016 estimated annual tax rate is expected to be lower than the U.S. federal corporate income tax rate of 35% primarily due to profits in tax jurisdictions with lower rates, including Canada.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Fair-Value Hierarchy

U.S. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s internally-developed market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the three and nine months ended September 30, 2016 and 2015. These amounts are recorded in “Other expenses” in the consolidated statements of income. The maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

relationships is 45 months. The after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $505.

The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and nine months ended September 30, 2016 and 2015.

Most of the Company’s interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company’s interest rate derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company’s interest rate derivatives was approximately $3,087,040 and $2,840,821 at September 30, 2016 and December 31, 2015, respectively. The ten-month average notional amounts as of September 30, 2016 and 2015 were $3,138,854 and $2,938,845, respectively.

Foreign Exchange Contracts

The Company uses forward contracts to hedge certain assets and liabilities denominated in foreign currencies. Such derivatives are considered economic hedges and are not designated as hedging instruments. The changes in the fair value of these instruments are recognized directly as income in “Other expenses” and are expected to offset the foreign exchange gains or losses on the exposures being managed.

All of the Company’s foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives.

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of September 30, 2016 and December 31, 2015 in the consolidated balance sheets are recorded as follows:

	September 30,	December 31,
	2016	2015
Derivatives Designated as Hedging Instruments:

Other assets:
Interest rate derivatives	$2,904	$1,188

Accounts payable and other accrued liabilities:
Interest rate derivatives	$132	$1,027

Derivatives Not Designated as Hedging Instruments:

Other assets:
Interest rate derivatives	$1,650	$3,863
Foreign exchange contracts	22	91

Total	$1,672	$3,954

Accounts payable and other accrued liabilities:
Interest rate derivatives	$1,650	$3,863

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Pre-tax gains (losses) on the consolidated statements of income related to the Company’s derivatives for the three and nine months ended September 30, 2016 and 2015 are recorded in the following accounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion)
Interest rate derivatives	$(69)	$(816)	$812	$(3,334)

Reclassified from accumulated other comprehensive income (loss) (effective portion)
Interest rate derivatives—Interest expense to third parties	(174)	(1,563)	(501)	(3,487)

Not Designated as Hedges
Foreign exchange contracts—Other expenses	$1,104	$(59)	$2,981	$(293)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, all of which are classified as Level 2:

	September 30,	December 31,
	2016	2015

Assets
Interest rate derivatives	$4,554	$5,051
Foreign exchange contracts	22	91

Total assets	$4,576	$5,142

Liabilities
Interest rate derivatives	$1,782	$4,890

Total liabilities	$1,782	$4,890

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *

Receivables	$11,164,635	$11,158,207	$11,637,025	$11,653,032
Long-term debt	$7,215,682	$7,130,382	$7,768,044	$7,693,849

*Under the fair value hierarchy, receivables measurements are classified as Level 3 and long‑term debt measurements are classified as Level 2.

Financial Assets

The fair value of receivables was determined by discounting the estimated future payments using a discount rate, which includes an estimate for credit risk.

Financial Liabilities

The fair values of long-term debt were based on current market quotes for identical or similar borrowings and credit risk.

NOTE 8: SEGMENT AND GEOGRAPHICAL INFORMATION

The Company’s segment data is based on disclosure requirements of accounting guidance on segment reporting, which requires financial information be reported on the basis that is used internally for measuring segment performance. The Company’s reportable segments are strategic business units that are organized around differences in geographic areas. Each segment is managed separately as they require different knowledge of regulatory environments and marketing strategies. The operating segments offer primarily the same services within each of the respective segments.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

A summary of the Company’s reportable segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues
United States	$194,577	$196,369	$586,680	$570,854
Canada	43,469	41,632	127,956	129,371
Eliminations	(1,066)	(1,006)	(3,099)	(3,103)

Total	$236,980	$236,995	$711,537	$697,122

Interest expense
United States	$68,489	$63,063	$201,892	$187,168
Canada	9,935	11,052	29,595	35,250
Eliminations	(1,066)	(1,006)	(3,099)	(3,103)

Total	$77,358	$73,109	$228,388	$219,315

Segment net income
United States	$28,831	$41,186	$98,682	$124,511
Canada	16,498	13,668	50,297	41,972

Total	$45,329	$54,854	$148,979	$166,483

Depreciation and amortization
United States	$52,137	$41,213	$151,061	$115,062
Canada	10,558	8,914	29,998	26,358

Total	$62,695	$50,127	$181,059	$141,420

Expenditures for equipment on operating leases
United States	$119,970	$166,651	$368,217	$586,016
Canada	33,035	26,395	107,492	105,723

Total	$153,005	$193,046	$475,709	$691,739

Provision for credit losses
United States	$7,548	$5,263	$24,354	$15,387
Canada	(792)	1,140	(3,941)	2,153

Total	$6,756	$6,403	$20,413	$17,540

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	September 30,	December 31,
	2016	2015

Segment assets
United States	$12,129,214	$13,073,845
Canada	2,386,996	2,239,943
Eliminations	(290,829)	(285,774)

Total	$14,225,381	$15,028,014

Managed receivables
United States	$9,342,592	$9,949,367
Canada	1,907,723	1,782,382

Total	$11,250,315	$11,731,749

NOTE 9: RELATED-PARTY TRANSACTIONS

The Company receives compensation from CNH Industrial North America for retail, wholesale and operating lease sales programs offered by CNH Industrial North America on which finance charges are waived or below-market rate financing programs are offered. The Company receives compensation from CNH Industrial North America based on the Company’s estimated costs and a targeted return on equity. The Company is also compensated for lending funds to CNH Industrial North America.

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Subsidy from CNH Industrial North America:
Retail	$41,402	$47,314	$130,134	$146,803
Wholesale	38,952	37,259	117,336	112,071
Operating lease	17,393	16,046	52,347	47,393

Income from affiliated receivables:
CNH Industrial North America	382	—	1,015	—

Total interest and other income from affiliates	$98,129	$100,619	$300,832	$306,267

As of September 30, 2016 and December 31, 2015, the Company had various accounts and notes receivable and debt with the following affiliates:

	September 30,	December 31,
	2016	2015

Affiliated receivables from:
CNH Industrial America	$98,798	$149,050
CNH Industrial Canada Ltd.	2,648	10,258
Other affiliates	12,293	12,350

Total affiliated receivables	$113,739	$171,658

Affiliated debt owed to:
CNH Industrial Canada Ltd.	$4,579	$22,642

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Included in “Other Assets” in the accompanying balance sheets were tax receivables due from related parties of $20,122, as of December 31, 2015. Accounts payable and other accrued liabilities, including tax payables, of $71,353 and $2,646, respectively, as of September 30, 2016 and December 31, 2015, were payable to related parties.

Interest expense to affiliates was $1,279 and $2,149, respectively, for the three months ended September 30, 2016 and 2015 and $4,647 and $19,462, respectively, for the nine months ended September 30, 2016 and 2015. Fees charged by affiliates represent payroll and other human resource services CNH Industrial America performs on behalf of the Company.

In order to utilize the used equipment marketing channels that exist in CNH Industrial Capital, inventory of $10,902 and $19,541 was transferred from CNH Industrial America at cost during the years ended December 31, 2015 and 2014, respectively, of which $5,586 remains in “Equipment held for sale” in the accompanying consolidated balance sheets as of September 30, 2016.

On March 31, 2015, CNH Industrial Capital Canada redeemed all of its outstanding shares of preferred stock for C$76,618 ($60,416). These shares earned dividends of 1-year LIBOR plus 1.2% per annum. Dividends were accrued and recorded in “Net income attributed to noncontrolling interest” in the consolidated statements of income. A dividend of C$668 ($551) was paid by CNH Industrial Capital Canada to CNH Industrial Canada Ltd. in March 2015, which represented all accrued and unpaid dividends on the preferred stock through the redemption date.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

Guarantees

The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $256,703 at September 30, 2016. The guarantees are in effect for the term of the underlying funding facilities plus 365 days. The underlying facilities are renewable annually.

Commitments

The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At September 30, 2016, the total credit limit available was $6,343,456, of which $3,547,200 was utilized.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the “Guarantor Entities”), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Three Months Ended September 30, 2016
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$3,354	$49,483	$—	$52,837
Interest income on wholesale notes	—	(79)	18,273	—	18,194
Interest and other income from affiliates	26,358	57,520	80,093	(65,842)	98,129
Rental income on operating leases	—	49,001	12,108	—	61,109
Other income	—	26,258	764	(20,311)	6,711

Total revenues	26,358	136,054	160,721	(86,153)	236,980

EXPENSES
Interest expense:
Interest expense to third parties	43,807	(216)	32,488	—	76,079
Interest expense to affiliates	—	58,087	9,034	(65,842)	1,279

Total interest expense	43,807	57,871	41,522	(65,842)	77,358

Administrative and operating expenses:
Fees charged by affiliates	—	10,771	20,731	(20,311)	11,191
Provision for credit losses	—	519	6,237	—	6,756
Depreciation of equipment on operating leases	—	51,618	10,556	—	62,174
Other expenses	—	11,466	1,711	—	13,177

Total administrative and operating expenses	—	74,374	39,235	(20,311)	93,298

Total expenses	43,807	132,245	80,757	(86,153)	170,656

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(17,449)	3,809	79,964	—	66,324
Income tax provision (benefit)	(6,512)	1,183	26,324	—	20,995
Equity in income of consolidated subsidiaries accounted for under the equity method	56,266	53,640	—	(109,906)	—

NET INCOME	45,329	56,266	53,640	(109,906)	45,329
Net income attributed to noncontrolling interest	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$45,329	$56,266	$53,640	$(109,906)	$45,329

COMPREHENSIVE INCOME (LOSS)	$35,244	$46,181	$44,762	$(90,943)	$35,244
Comprehensive income attributed to noncontrolling interest	—	—	—	—	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$35,244	$46,181	$44,762	$(90,943)	$35,244

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Nine Months Ended September 30, 2016
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$10,912	$148,657	$—	$159,569
Interest income on wholesale notes	—	(55)	51,733	—	51,678
Interest and other income from affiliates	71,202	171,655	246,429	(188,454)	300,832
Rental income on operating leases	—	146,261	34,307	—	180,568
Other income	—	79,121	2,086	(62,317)	18,890

Total revenues	71,202	407,894	483,212	(250,771)	711,537

EXPENSES
Interest expense:
Interest expense to third parties	127,830	(1,313)	97,224	—	223,741
Interest expense to affiliates	—	167,176	25,925	(188,454)	4,647

Total interest expense	127,830	165,863	123,149	(188,454)	228,388

Administrative and operating expenses:
Fees charged by affiliates	—	32,692	63,652	(62,317)	34,027
Provision for credit losses	—	4,215	16,198	—	20,413
Depreciation of equipment on operating leases	—	149,570	29,988	—	179,558
Other expenses	—	22,046	6,644	—	28,690

Total administrative and operating expenses	—	208,523	116,482	(62,317)	262,688

Total expenses	127,830	374,386	239,631	(250,771)	491,076

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(56,628)	33,508	243,581	—	220,461
Income tax provision (benefit)	(21,133)	12,439	80,176	—	71,482
Equity in income of consolidated subsidiaries accounted for under the equity method	184,474	163,405	—	(347,879)	—

NET INCOME	148,979	184,474	163,405	(347,879)	148,979
Net income attributed to noncontrolling interest	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$148,979	$184,474	$163,405	$(347,879)	$148,979

COMPREHENSIVE INCOME (LOSS)	$181,629	$217,124	$191,348	$(408,472)	$181,629
Comprehensive income attributed to noncontrolling interest	—	—	—	—	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$181,629	$217,124	$191,348	$(408,472)	$181,629

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Balance Sheets as of September 30, 2016
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$—	$162,905	$52,450	$—	$215,355
Restricted cash	—	100	570,001	—	570,101
Receivables, less allowance for credit losses	—	1,396,891	9,767,744	—	11,164,635
Affiliated accounts and notes receivable	3,330,996	2,200,927	1,801,923	(7,220,107)	113,739
Equipment on operating leases, net	—	1,531,203	307,640	—	1,838,843
Equipment held for sale	—	153,222	22,552	—	175,774
Investments in consolidated subsidiaries accounted for under the equity method	2,258,040	2,427,078	—	(4,685,118)	—
Goodwill and intangible assets, net	—	88,822	27,721	—	116,543
Other assets	6,583	(12,564)	41,237	(4,865)	30,391

TOTAL	$5,595,619	$7,948,584	$12,591,268	$(11,910,090)	$14,225,381

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Short-term debt, including current maturities of long-term debt	$1,000,000	$40,143	$3,774,972	$—	$4,815,115
Accounts payable and other accrued liabilities	310,172	2,579,513	1,225,603	(3,333,716)	781,572
Affiliated debt	—	3,001,521	894,314	(3,891,256)	4,579
Long-term debt	2,877,014	69,367	4,269,301	—	7,215,682

Total liabilities	4,187,186	5,690,544	10,164,190	(7,224,972)	12,816,948

Stockholder’s equity	1,408,433	2,258,040	2,427,078	(4,685,118)	1,408,433

TOTAL	$5,595,619	$7,948,584	$12,591,268	$(11,910,090)	$14,225,381

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Nine Months Ended September 30, 2016
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(277,206)	$(220,165)	$693,122	$257,232	$452,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(6,056,249)	(6,458,167)	4,975,383	(7,539,033)
Collections of receivables	—	6,200,473	6,864,694	(4,975,155)	8,090,012
Change in restricted cash	—	—	231,169	—	231,169
Purchase of equipment on operating leases, net	—	(165,108)	(65,543)	—	(230,651)
Change in property and equipment and software, net	—	(248)	(2)	—	(250)

Net cash from (used in) investing activities	—	(21,132)	572,151	228	551,247

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	237,393	1,766	(257,460)	(18,301)
Net change in indebtedness	502,206	(14,931)	(1,334,997)	—	(847,722)
Dividends paid to CNH Industrial America LLC	(225,000)	—	—	—	(225,000)

Net cash from (used in) financing activities	277,206	222,462	(1,333,231)	(257,460)	(1,091,023)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(18,835)	(67,958)	—	(86,793)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	181,740	120,408	—	302,148

End of period	$—	$162,905	$52,450	$—	$215,355

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Three Months Ended September 30, 2015
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$3,869	$51,198	$—	$55,067
Interest income on wholesale notes	—	(486)	19,401	—	18,915
Interest and other income from affiliates	21,030	55,279	83,273	(58,963)	100,619
Rental income on operating leases	—	44,799	10,311	—	55,110
Other income	—	28,811	612	(22,139)	7,284

Total revenues	21,030	132,272	164,795	(81,102)	236,995

EXPENSES
Interest expense:
Interest expense to third parties	40,884	(2,885)	32,961	—	70,960
Interest expense to affiliates	—	53,175	7,937	(58,963)	2,149

Total interest expense	40,884	50,290	40,898	(58,963)	73,109

Administrative and operating expenses:
Fees charged by affiliates	—	11,341	22,612	(22,139)	11,814
Provision for credit losses	—	2,094	4,309	—	6,403
Depreciation of equipment on operating leases	—	40,713	8,909	—	49,622
Other expenses	—	11,698	2,582	—	14,280

Total administrative and operating expenses	—	65,846	38,412	(22,139)	82,119

Total expenses	40,884	116,136	79,310	(81,102)	155,228

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(19,854)	16,136	85,485	—	81,767
Income tax provision (benefit)	(7,642)	5,188	29,367	—	26,913
Equity in income of consolidated subsidiaries accounted for under the equity method	67,066	56,118	—	(123,184)	—

NET INCOME	54,854	67,066	56,118	(123,184)	54,854
Net income attributed to noncontrolling interest	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$54,854	$67,066	$56,118	$(123,184)	$54,854

COMPREHENSIVE INCOME (LOSS)	$7,596	$19,808	$15,757	$(35,565)	$7,596
Comprehensive income attributed to noncontrolling interest	—	—	—	—	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$7,596	$19,808	$15,757	$(35,565)	$7,596

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Nine Months Ended September 30, 2015
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$6,615	$150,603	$—	$157,218
Interest income on wholesale notes	—	(958)	59,258	—	58,300
Interest and other income from affiliates	66,262	165,925	255,012	(180,932)	306,267
Rental income on operating leases	—	121,201	34,895	—	156,096
Other income	—	83,699	2,260	(66,718)	19,241

Total revenues	66,262	376,482	502,028	(247,650)	697,122

EXPENSES
Interest expense:
Interest expense to third parties	108,361	(3,452)	94,944	—	199,853
Interest expense to affiliates	—	173,110	27,284	(180,932)	19,462

Total interest expense	108,361	169,658	122,228	(180,932)	219,315

Administrative and operating expenses:
Fees charged by affiliates	—	35,054	68,357	(66,718)	36,693
Provision for credit losses	—	1,516	16,024	—	17,540
Depreciation of equipment on operating leases	—	110,673	29,621	—	140,294
Other expenses	—	22,144	8,792	—	30,936

Total administrative and operating expenses	—	169,387	122,794	(66,718)	225,463

Total expenses	108,361	339,045	245,022	(247,650)	444,778

Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(42,099)	37,437	257,006	—	252,344
Income tax provision (benefit)	(16,211)	12,329	89,743	—	85,861
Equity in income of consolidated subsidiaries accounted for under the equity method	192,112	167,004	—	(359,116)	—

NET INCOME	166,224	192,112	167,263	(359,116)	166,483
Net income attributed to noncontrolling interest	—	—	(259)	—	(259)

NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$166,224	$192,112	$167,004	$(359,116)	$166,224

COMPREHENSIVE INCOME (LOSS)	$73,976	$99,864	$87,803	$(187,408)	$74,235
Comprehensive income attributed to noncontrolling interest	—	—	(259)	—	(259)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$73,976	$99,864	$87,544	$(187,408)	$73,976

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Balance Sheets as of December 31, 2015
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS

Cash and cash equivalents	$—	$181,740	$120,408	$—	$302,148
Restricted cash	—	100	795,621	—	795,721
Receivables, less allowance for credit losses	—	1,545,558	10,091,467	—	11,637,025
Affiliated accounts and notes receivable	3,071,941	1,662,314	1,707,079	(6,269,676)	171,658
Equipment on operating leases, net	—	1,540,425	256,076	—	1,796,501
Equipment held for sale	—	138,628	22,712	—	161,340
Investments in consolidated subsidiaries accounted for under the equity method	2,040,543	2,235,730	—	(4,276,273)	—
Goodwill and intangible assets, net	—	90,048	26,363	—	116,411
Other assets	6,714	23,780	21,353	(4,637)	47,210

TOTAL	$5,119,198	$7,418,323	$13,041,079	$(10,550,586)	$15,028,014

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities:
Short-term debt, including current maturities of long-term debt	$500,000	$14,011	$4,517,207	$—	$5,031,218
Accounts payable and other accrued liabilities	292,958	2,489,211	613,026	(2,640,517)	754,678
Affiliated debt	—	2,764,128	892,310	(3,633,796)	22,642
Long-term debt	2,874,808	110,430	4,782,806	—	7,768,044

Total liabilities	3,667,766	5,377,780	10,805,349	(6,274,313)	13,576,582

Stockholder’s equity	1,451,432	2,040,543	2,235,730	(4,276,273)	1,451,432

TOTAL	$5,119,198	$7,418,323	$13,041,079	$(10,550,586)	$15,028,014

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Nine Months Ended September 30, 2015
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(336,097)	$353,544	$(234,420)	$637,212	$420,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(8,223,424)	(7,666,657)	6,008,826	(9,881,255)
Collections of receivables	—	8,580,927	7,914,779	(6,007,815)	10,487,891
Change in restricted cash	—	—	210,465	—	210,465
Purchase of equipment on operating leases, net	—	(493,037)	17,147	—	(475,890)
Change in property and equipment and software, net	—	(125)	—	—	(125)

Net cash from (used in) investing activities	—	(135,659)	475,734	1,011	341,086

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(322,025)	97,803	(638,223)	(862,445)
Net change in indebtedness	451,097	(22,772)	(81,995)	—	346,330
Dividends paid to CNH Industrial America LLC	(115,000)	—	—	—	(115,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	—	—	(551)	—	(551)
Redemption of preferred stock of subsidiary	—	—	(60,416)	—	(60,416)

Net cash from (used in) financing activities	336,097	(344,797)	(45,159)	(638,223)	(692,082)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(126,912)	196,155	—	69,243

CASH AND CASH EQUIVALENTS:
Beginning of period	—	225,343	122,644	—	347,987

End of period	$—	$98,431	$318,799	$—	$417,230

NOTE 12: SUBSEQUENT EVENTS

On October 21, 2016, the Company completed an offering of $400,000 in aggregate principal amount of its 3.875% unsecured notes due 2021, issued at a price of 99.441%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Organization

We offer a range of financial products and services to the dealers and customers of CNH Industrial North America. The principal products offered are retail financing for the purchase or lease of new and used CNH Industrial North America equipment and wholesale financing to CNH Industrial North America dealers. Wholesale financing consists primarily of floor plan financing, as well as financing equipment used in dealer‑owned rental yards, parts inventory and working capital needs. In addition, we purchase equipment from dealers that are leased to retail customers under operating lease agreements.

Trends and Economic Conditions

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended September 30, 2016, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $888 million and $316 million, respectively, representing decreases of 7% and 3% from the same period in 2015. For the nine months ended September 30, 2016, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $2,649 million and $920 million, respectively, representing decreases of 19% and 14% from the same period in 2015.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income attributable to CNH Industrial Capital LLC was $45.3 million for the three months ended September 30, 2016, compared to $54.9 million for the three months ended September 30, 2015. The decrease in net income was primarily due to higher depreciation costs associated with the operating lease portfolio, partially offset by a lower tax rate. Net income attributable to CNH Industrial Capital LLC was $149.0 million and $166.2 million for the nine months ended September 30, 2016 and 2015, respectively, primarily due to higher depreciation costs associated with the operating lease portfolio, partially offset by a lower tax rate. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.7%, 0.6% and 0.5% at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, capital market disruptions, trade agreements and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America’s and our results.

Results of Operations

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Revenues

Revenues for the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2016	2015	$ Change	% Change

Interest income on retail notes and finance leases	$52,837	$55,067	$(2,230)	(4.0)%
Interest income on wholesale notes	18,194	18,915	(721)	(3.8)
Interest and other income from affiliates	98,129	100,619	(2,490)	(2.5)
Rental income on operating leases	61,109	55,110	5,999	10.9
Other income	6,711	7,284	(573)	(7.9)

Total revenues	$236,980	$236,995	$(15)	0.0%

	Nine Months Ended
	September 30,
	2016	2015	$ Change	% Change

Interest income on retail notes and finance leases	$159,569	$157,218	$2,351	1.5%
Interest income on wholesale notes	51,678	58,300	(6,622)	(11.4)
Interest and other income from affiliates	300,832	306,267	(5,435)	(1.8)
Rental income on operating leases	180,568	156,096	24,472	15.7
Other income	18,890	19,241	(351)	(1.8)

Total revenues	$711,537	$697,122	$14,415	2.1%

Revenues totaled $237.0 million and $711.5 million for the three and nine months ended September 30, 2016 compared to $237.0 million and $697.1 million for the same periods in 2015. A higher average operating lease portfolio primarily drove the year‑over‑year increase. The average yield for the managed portfolio was 7.0% and 6.6% for the three months ended September 30, 2016 and 2015, respectively, and 6.9% and 6.5% for the nine months ended September 30, 2016 and 2015, respectively.

Interest income on retail notes and finance leases for the three and nine months ended September 30, 2016 was $52.8 million and $159.6 million, respectively, representing a decrease of $2.2 million and an increase of $2.4 million from the same periods in 2015. For the third quarter, the decrease was primarily due to a $4.2 million unfavorable impact from lower average earning assets, partially offset by a $2.0 million favorable impact from higher interest rates. For the nine months ended September 30, 2016, compared to the same period in 2015, the increase was due to a $14.3 million favorable impact from higher interest rates, partially offset by a $11.9 million unfavorable impact from lower average earning assets.

Interest income on wholesale notes for the three and nine months ended September 30, 2016 was $18.2 million and $51.7 million, representing decreases of $0.7 million and $6.6 million from the same periods in 2015. The decreases were primarily due to the unfavorable impact from lower average earning assets.

Interest and other income from affiliates for the three and nine months ended September 30, 2016 was $98.1 million and $300.8 million, respectively, compared to $100.6 million and $306.3 million, respectively, for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2016, compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $41.4 million and $130.1 million, respectively, a decrease of $5.9 million and $16.7 million from the same periods in 2015, respectively. The decreases were primarily due to lower originations. For the three and nine months ended September 30, 2016, compensation from CNH Industrial North America for wholesale marketing programs was $39.0 million and $117.3 million, respectively, an increase of $1.7 million and $5.3 million from the same periods in 2015, respectively. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $17.4 million and $52.3 million for the three and nine months ended September 30, 2016, an increase of $1.3 million and $5.0 million from the same periods in 2015, respectively. The increases were primarily due to a higher average portfolio.

Rental income on operating leases for the three and nine months ended September 30, 2016 was $61.1 million and $180.6 million, representing an increase of $6.0 million and $24.5 million from the same periods in 2015, respectively. The increases were primarily due to higher average earning assets.

Other income for the three and nine months ended September 30, 2016 was $6.7 million and $18.9 million, respectively, representing a decrease of $0.6 million and $0.4 million from the same periods in 2015, respectively.

Expenses

Expenses for the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2016	2015	$ Change	% Change

Total interest expense	$77,358	$73,109	$4,249	5.8%
Fees charged by affiliates	11,191	11,814	(623)	(5.3)
Provision for credit losses	6,756	6,403	353	5.5
Depreciation of equipment on operating leases	62,174	49,622	12,552	25.3
Other expenses	13,177	14,280	(1,103)	(7.7)

Total expenses	$170,656	$155,228	$15,428	9.9%

	Nine Months Ended
	September 30,
	2016	2015	$ Change	% Change

Total interest expense	$228,388	$219,315	$9,073	4.1%
Fees charged by affiliates	34,027	36,693	(2,666)	(7.3)
Provision for credit losses	20,413	17,540	2,873	16.4
Depreciation of equipment on operating leases	179,558	140,294	39,264	28.0
Other expenses	28,690	30,936	(2,246)	(7.3)

Total expenses	$491,076	$444,778	$46,298	10.4%

Interest expense totaled $77.4 million and $228.4 million for the three and nine months ended September 30, 2016, respectively, compared to $73.1 million and $219.3 million for the same periods in 2015. For the third quarter, the increase was due to a $7.8 million unfavorable impact from higher average interest rates, partially offset by a $3.6 million favorable impact from lower average total debt. For the nine months, the increase was due primarily to a $19.8 million unfavorable impact from higher average interest rates, partially offset by a $10.7 million favorable impact from lower average total debt.

The provision for credit losses was $6.8 million and $20.4 million for the three and nine months ended September 30, 2016, respectively, compared to $6.4 million and $17.5 million for the same periods in 2015. The increases in 2016 were primarily due to retail write‑offs.

For the three and nine months ended September 30, 2016, depreciation of equipment on operating leases was $62.2 million and $179.6 million, respectively, an increase of $12.6 million and $39.3 million from the same periods in 2015, respectively, primarily due to a higher operating lease portfolio and updated depreciation estimates.

Other expenses decreased by $1.1 million and $2.2 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to lower losses on equipment held for sale.

The effective tax rates for the three months ended September 30, 2016 and 2015 were 31.7% and 32.9%, respectively. The effective tax rate was 32.4% for the nine‑month period ended September 30, 2016, compared to 34.0% for the same period in 2015. The decreases in the effective tax rates were primarily due to profits in tax jurisdictions with lower rates, including Canada.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2016	2015	$ Change	% Change

Retail receivables	$713,398	$872,890	$(159,492)	(18.3)%
Wholesale receivables	1,921,347	2,276,149	(354,802)	(15.6)
Equipment on operating leases	153,005	193,046	(40,041)	(20.7)

Total originations	$2,787,750	$3,342,085	$(554,335)	(16.6)%

	Nine Months Ended
	September 30,
	2016	2015	$ Change	% Change

Retail receivables	$2,060,831	$2,474,168	$(413,337)	(16.7)%
Wholesale receivables	5,478,202	7,407,088	(1,928,886)	(26.0)
Equipment on operating leases	475,709	691,739	(216,030)	(31.2)

Total originations	$8,014,742	$10,572,995	$(2,558,253)	(24.2)%

Retail, wholesale and equipment on operating lease originations decreased in the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to a decrease in unit sales of CNH Industrial North America equipment.

Total receivables and equipment on operating leases held as of September 30, 2016, December 31, 2015 and September 30, 2015 were as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2016	2015	2015

Retail receivables	$7,631,644	$8,081,866	$8,329,384
Wholesale receivables	3,618,671	3,649,883	3,646,346
Equipment on operating leases	1,838,843	1,796,501	1,696,358

Total receivables and equipment on operating leases	$13,089,158	$13,528,250	$13,672,088

The total retail receivables balance over 30 days past due as a percentage of the retail receivables was 1.0%, 0.9% and 0.8% at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. At those same dates, the total wholesale receivables balance over 30 days past due as a percentage of the wholesale receivables was not significant. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $47.9 million, $54.0 million and $38.5 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. Total wholesale receivables on nonaccrual status were $44.8 million, $81.7 million and $62.5 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

Total receivable write‑off amounts and recoveries, by product, for the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Write-offs:
Retail	$8,840	$5,663	$31,737	$15,377
Wholesale	—	78	1	334

Total write-offs	8,840	5,741	31,738	15,711

Recoveries:
Retail	(835)	(443)	(2,353)	(1,573)
Wholesale	(3)	(8)	(520)	(22)

Total recoveries	(838)	(451)	(2,873)	(1,595)

Write-offs, net of recoveries:
Retail	8,005	5,220	29,384	13,804
Wholesale	(3)	70	(519)	312

Total write-offs, net of recoveries	$8,002	$5,290	$28,865	$14,116

Our allowance for credit losses on all receivables financed totaled $85.7 million at September 30, 2016, $94.7 million at December 31, 2015 and $96.7 million at September 30, 2015. The level of the allowance is based on quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, collateral value and credit risk quality. We believe our allowance is sufficient to provide for losses in our receivable portfolio as of September 30, 2016.

Liquidity and Capital Resources

The following discussion of liquidity and capital resources principally focuses on our statements of cash flows, balance sheets and capitalization. CNH Industrial Capital’s current funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments and funding options.

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

In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs. We have accessed the unsecured bond market in order to add more diversity to our funding sources. As of September 30, 2016, our outstanding unsecured senior notes totaled $3.8 billion. We expect continued changes to our funding profile, with less reliance on the securitization market.

Cash Flows

For the nine months ended September 30, 2016 and 2015, our cash flows were as follows (dollars in thousands):

	2016	2015

Cash flows from (used in):
Operating activities	$452,983	$420,239
Investing activities	551,247	341,086
Financing activities	(1,091,023)	(692,082)

Net cash increase (decrease)	$(86,793)	$69,243

Operating activities in the nine months ended September 30, 2016 generated cash of $453 million, resulting primarily from net income of $149 million, adjusted by depreciation and amortization of $181 million, deferred income tax expense of $27 million and cash from changes in working capital of $75 million. The increase in cash provided by operating activities for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to a $20 million improvement in cash from working capital, a $40 million increase in depreciation and amortization expense, partially offset by a $18 million decrease in net income and a $12 million decrease in deferred income tax expense.

Investing activities in the nine months ended September 30, 2016 generated cash of $551 million, resulting primarily from a net reduction in receivables of $551 million and a decrease in restricted cash of $231 million, partially offset by $231 million in net expenditures for equipment on operating leases. The increase in cash provided by investing activities for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to a $245 million reduction in net expenditures for equipment on operating leases and a $21 million increase in restricted cash, partially offset by a $56 million lower reduction in receivables.

Financing activities in the nine months ended September 30, 2016 used cash of $1,091 million, resulting primarily from net cash paid on affiliated debt of $18 million, $412 million from net cash paid on long‑term debt, $436 million from net cash paid on short‑term borrowings and a $225 million dividend paid to CNH Industrial America. The increase in cash used in financing activities in the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to a $678 million decrease in short-term borrowings, a $516 million reduction in net cash received on long-term debt and higher dividends of $110 million paid to CNH Industrial America, partially offset by a decrease of $844 million in net cash paid on affiliated debt and the $60 million redemption of preferred stock of a subsidiary in 2015.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost‑effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Industrial Capital has completed public and private issuances of asset‑backed securities in both the U.S. and Canada and, as of September 30, 2016, the amounts outstanding were approximately $6.6 billion. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset‑Backed Facilities

CNH Industrial Capital has committed asset‑backed facilities with several banks or through their commercial paper conduit programs. Committed asset‑backed facilities for the U.S. and Canada totaled $2.8 billion at September 30, 2016, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At September 30, 2016, approximately $1.3 billion of funding was available for use under these facilities.

Unsecured Funding

As of September 30, 2016, our outstanding unsecured senior notes were as follows (dollars in thousands):

Amount

6.250% notes, due 2016	$500,000
3.250% notes, due 2017	500,000
3.625% notes, due 2018 (1)	602,872
3.875% notes, due 2018 (2)	598,708
3.375% notes, due 2019 (2)	498,349
4.375% notes, due 2020 (2)	597,276
4.875% notes, due 2021 (2)	497,531

Total	$3,794,736

(1)	Includes fair value adjustment.
(2)	Includes unamortized debt discount.

On October 21, 2016, we completed an offering of $400 million in aggregate principal amount of our 3.875% unsecured notes due 2021, issued at a price of 99.441%.

On November 1, 2016, we repaid $500 million of our 6.250% unsecured notes.

These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

As of September 30, 2016, we had outstanding a $100 million unsecured term loan with a final maturity in March 2018. Additionally, we had undrawn, unsecured revolving credit facilities of $100 million with a final maturity in March 2019 and $300 million with a consortium of banks, with a final maturity in June 2019.

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third‑party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. We had affiliated debt of $5 million and $23 million as of September 30, 2016, and December 31, 2015, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at September 30, 2016 and December 31, 2015 was $1.4 billion and $1.5 billion, respectively.

During 2016, CNH Industrial Capital LLC paid cash dividends of $225 million to CNH Industrial America.

Liquidity

The majority of CNH Industrial Capital’s debt is self-liquidating from the cash generated by the underlying receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset-backed facilities until being refinanced in the term ABS market or with other third party debt. The majority of new wholesale receivables are financed through a master trust and funded by variable funding notes.

Our liquidity available for use as of September 30, 2016 is as follows (dollars in thousands):

2016

Cash, cash equivalents and restricted cash	$785,456
Committed asset-backed facilities	2,824,918
Committed unsecured facilities	400,000

Total cash and facilities	4,010,374
Less: restricted cash	(570,101)
Less: committed asset-backed facilities utilization	(1,545,407)

Total available for use	$1,894,866

The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

In connection with a limited number of funding transactions, we provide financial guarantees to various parties on behalf of certain foreign financial services subsidiaries of CNHI for approximately $256.7 million as of September 30, 2016. The guarantees are in effect for the term of the underlying funding facilities plus 365 days. The underlying facilities are renewable annually.

Other Data

	As of or for the Nine Months
	Ended September 30,
	2016	2015
	(Dollars in thousands)

Ratio of earnings to fixed charges (1)	1.97	2.15

Total managed receivables	$11,250,315	$11,975,730
Operating lease equipment	1,838,843	1,696,358

Total managed portfolio	$13,089,158	$13,672,088

Delinquency (2)	0.71%	0.53%

Average managed receivables	$11,604,322	$12,673,757

Net credit loss (3)	0.30%	0.15%

Profitability: (4)
Return on average managed portfolio (5)	1.49%	1.59%

Asset Quality:
Allowance for credit losses/total receivables	0.76%	0.81%

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

(2)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(3)	Net credit losses on the managed receivables means write‑offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(4)	Nine months ended September 30, 2016 and 2015 annualized.
(5)	Net income for the period expressed as a percentage of average managed portfolio.

Cautionary Note Regarding Forward‑Looking Statements

All statements other than statements of historical fact contained in this quarterly report, including statements regarding our competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, capital expenditures, dividends, capital structure or other financial items; costs; and plans and objectives of management regarding operations, products and services, are forward-looking statements. These statements may include terminology such as “may,” “will,” “expect,” “could,” “should,” “intend,” “estimate,” “anticipate,” “believe,” “outlook,” “continue,” “remain,” “on track,” “design,” “target,” “objective,” “goal,” “forecast,” “projection,” “prospects,” “plan,” or similar terminology. Forward-looking statements are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize or other assumptions underlying any of the forward-looking statements prove to be incorrect, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: the many interrelated factors that affect customer confidence and demand for our financing products and services; general economic conditions; changes in government policies regarding banking, monetary and fiscal policies; legislation, particularly relating to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; actions of competitors in the various industries in which CNH Industrial North America competes; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; a decline in the price of used equipment; political and civil unrest; volatility and deterioration of capital and financial markets, including further deterioration of the Eurozone sovereign debt crisis, other similar risks and uncertainties and our success, and CNH Industrial North America’s success, in managing the risks involved in the foregoing.

Forward‑looking statements speak only as of the date on which such statements are made.

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

Additional factors which could cause actual results and developments to differ from those expressed or implied by the forward‑looking statements are included in the section “Item 1A. Risk Factors” in our most recent annual report on Form 10‑K.

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2015 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended September 30, 2016.

New Accounting Pronouncements

New Accounting Pronouncements Adopted in 2016

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015‑02, Consolidation (“ASU 2015‑02”). ASU 2015‑02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitized structures. The new standard eliminates the previous deferral in Accounting Standards Codification 810, which allowed reporting entities with interests in certain investment funds to follow previously issued consolidations guidance, and makes changes to both the variable interest model and the voting model. ASU 2015‑02 has been adopted and did not have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015‑03, Interest—Imputation of Interest (Subtopic 835‑30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015‑03”). ASU 2015‑03 is intended to simplify the presentation of debt issuance costs. The new standard requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015‑03 was retrospectively adopted by us on January 1, 2016. As a result, $37 million of debt issuance costs at December 31, 2015 was reclassified from other assets to long‑term debt.

In August 2015, the FASB issued ASU No. 2015‑15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line‑of‑Credit Arrangements (“ASU 2015‑15”), which amends ASC 835‑30, Interest—Imputation of Interest. ASU 2015‑15 clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. ASU 2015‑15 has been adopted and did not have a material effect on our consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”). ASU 2014‑09 supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry‑specific guidance throughout the Codification. In August 2015, the FASB issued ASU 2015‑14, which defers the effective date of ASU 2014‑09 to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. In March 2016, the FASB issued ASU 2016‑08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the principal versus agent guidance in ASU 2014‑09. In April 2016, the FASB issued ASU 2016‑10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and the licensing implementation guidance in ASU 2014‑09. In May 2016, the FASB issued ASU No. 2016‑12, Narrow Scope Improvements and Practical Expedients, which amends ASU 2014‑09. This ASU clarifies the requirement to assess collectability of contract consideration, clarifies the treatment of noncash consideration and provides a policy election to exclude from revenue amounts collected from customers for sales and similar taxes. These related ASU’s have the same effective date and the same implementation requirements as ASU 2014‑09. We are currently assessing the method of adoption we will elect and the impact of the adoption of these revenue recognition updates on our financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014‑15, Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014‑15”). ASU 2014‑15 provides guidance on determining when and how to disclose going‑concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. An entity must also provide certain disclosures if there is “substantial doubt” about the entity’s ability to continue as a going concern. ASU 2014‑15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We do not believe the adoption of this standard will have a material impact on our financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016‑01, Financial Instruments‑Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016‑01”). The purpose of this update is to enhance the reporting model for financial instruments to provide users with more decision‑useful information. Accordingly, ASU 2016‑01 updates and revises various requirements, including measurement of equity investments at fair value with changes recognized in net income (except equity method or consolidated investees), which supersedes the current guidance to classify equity securities with readily determinable fair values into different categories (e.g., trading or available for sale). It also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (e.g. securities or loans and receivables) on the balance sheet and in the accompanying notes. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is not permitted. We are currently assessing the impact of the adoption of ASU 2016‑01 on our financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (“ASU 2016‑02”), which relates to the accounting of leasing transactions. This standard requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016‑02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. It is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years, but early adoption is permitted. ASU 2016‑02 requires a modified retrospective transition approach and provides certain optional transition relief. We are currently assessing the impact of the adoption of ASU 2016‑02 on our financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016‑05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016‑05”) and ASU No. 2016‑06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016‑06”). ASU 2016‑05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require designation of that hedging relationship if all other hedge accounting criteria continue to be met. ASU 2016‑06 clarifies the steps required to determine bifurcation of an embedded derivative. These standards will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We are currently assessing the impact of the adoption of ASU 2016‑05 and ASU 2016‑06 on our financial position and results of operations.

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016‑13”). The purpose of this standard is to provide financial statement users with more decision‑useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Entities will be required to utilize a forward‑looking model based on expected losses rather than incurred losses under current guidance. ASU 2016‑13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 on a modified‑retrospective basis, and may be early adopted as of December 15, 2018. We are currently assessing the impact of the adoption of ASU 2016‑13 on our financial position and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This standard provides guidance clarification to reduce diversity in classification of certain cash flow payments and receipts in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 on a retrospective transition basis to each period presented, and may be early adopted. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10‑K (Part I, Item 1A). There was no material change in our risk factors during the nine months ended September 30, 2016.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit	Description
12.1	Statement regarding computation of ratio of earnings to fixed charges.
31.1	Certifications of President Pursuant to Exchange Act Rule 13a‑14(a), as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 13a‑14(a), as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1†	Certification required by Exchange Act Rule 13a‑14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Changes in Stockholder’s Equity for the nine months ended September 30, 2016 and 2015 and (vi) Condensed Notes to Consolidated Financial Statements.

†These certifications are deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section; nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNH INDUSTRIAL CAPITAL LLC
Date: November 7, 2016	By:	/s/ Brett D. Davis

		Name:	Brett D. Davis
		Title:	Chairman and President