Form 10-K
period 2016-12-31
CNH Industrial Capital LLC
filed 2017-03-03
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-55510

CNH INDUSTRIAL CAPITAL LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39‑1937630 (I.R.S. Employer Identification Number)
5729 Washington Avenue Racine, Wisconsin (Address of principal executive offices)	53406 (Zip code)

(262) 636‑6011

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined by Rule 405 of the Securities Act. ☒ Yes  ☐No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes  ☒No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). ☐ Yes  ☒ No

As of March 3, 2017, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I

Item 1.  Business

Overview

CNH Industrial Capital LLC (together with its consolidated subsidiaries, “CNH Industrial Capital,” the “Company” or “we”) is an indirect wholly‑owned subsidiary of CNH Industrial N.V. (“CNHI” and together with its consolidated subsidiaries, “CNH Industrial”) and is headquartered in Racine, Wisconsin. As a captive finance company, our primary business is to underwrite and manage financing products for end‑use customers and dealers of CNH Industrial America LLC (“CNH Industrial America”) and CNH Industrial Canada Ltd. (collectively, “CNH Industrial North America”) and provide other related financial products and services to support the sale of agricultural and construction equipment sold by CNH Industrial North America. We also provide wholesale and retail financing related to new and used agricultural and construction equipment manufactured by entities other than CNH Industrial North America. We are often able to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or reward cards redeemable for parts or services), due to our participation in subsidized financing programs sponsored by CNH Industrial North America, which reimburses us for some or all of the cost of such terms. The primary operating subsidiaries of CNH Industrial Capital LLC include CNH Industrial Capital America LLC (“CNH Industrial Capital America”), New Holland Credit Company, LLC (“New Holland Credit”) and CNH Industrial Capital Canada Ltd. (“CNH Industrial Capital Canada”). CNH Industrial Capital America is the primary financing and business entity of CNH Industrial Capital for the United States that enters into retail and wholesale financing arrangements with end‑use customers and equipment dealers, and CNH Industrial Capital Canada performs the same functions in Canada, while New Holland Credit acts as the servicer for retail and wholesale receivables originated by CNH Industrial Capital America.

CNH Industrial is the company formed by the merger, completed September 29, 2013, between Fiat Industrial S.p.A. (“Fiat Industrial”) and CNH Global N.V. (“CNH Global”), the former indirect parents of CNH Industrial Capital. As a result of the merger, CNH Industrial Capital LLC and its primary operating subsidiaries, including CNH Industrial Capital America, New Holland Credit and CNH Industrial Capital Canada, have become indirect wholly‑owned subsidiaries of CNHI (with all of the equity interests in CNH Industrial Capital LLC owned by CNHI through intermediate companies, through which CNHI exercises indirect control over CNH Industrial Capital LLC). CNHI is incorporated in and under the laws of The Netherlands. CNHI has its corporate seat in Amsterdam, The Netherlands, and its principal office in London, England.

CNH Industrial Capital offers retail loan and lease financing to end‑use customers for the purchase of new and used equipment and components, as well as other financial services. CNH Industrial Capital also provides wholesale financing to CNH Industrial North America equipment dealers and distributors (all of which are independently owned and operated). Wholesale financing consists primarily of dealer floorplan financing and gives dealers the ability to maintain a representative inventory of new products. In addition, CNH Industrial Capital provides financing to dealers for used equipment taken in trade, equipment utilized in dealer‑owned rental yards, parts inventory, working capital and other financing needs. As a holding company, CNH Industrial Capital LLC generally does not conduct operations of its own, but relies on its subsidiaries for the generation and distribution of profits.

CNH Industrial Capital’s revenue is primarily generated through the income of its portfolio and the income generated through marketing programs with CNH Industrial North America. The size of the portfolio is in part related to the level of equipment sales by CNH Industrial North America. The portfolio profitability is linked to the difference between lending and borrowing rates, the credit quality of the borrowers and the value of collateral. For the years ended December 31, 2016 and 2015, the percentage of revenue derived by us from CNH Industrial North America and other CNH Industrial subsidiaries was 42% and 44%, respectively.

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

To help fund its retail and wholesale financing business, CNH Industrial Capital participates in the asset backed securitization (“ABS”) markets. CNH Industrial Capital periodically transfers retail and wholesale receivables originated from end‑use customers and dealers to special purpose entities, in exchange for cash proceeds from asset backed securities issued by these special purpose entities. Investors in these asset backed securities in turn receive payments on their securities based on the cash flows from the transferred receivables. CNH Industrial Capital continues to service the transferred receivables and maintains a cash reserve account, which provides security to investors in the event that cash collections from the receivables are not sufficient to permit principal and interest payments to the holders of the securities. These special purpose entities and the investors in the asset backed securities have no recourse, beyond the applicable cash reserve account, for failure of any end‑use customers or dealers to make payments on the transferred receivables when due.

In addition to portfolio quality and funding costs, CNH Industrial Capital’s long-term profitability is also dependent on service levels and operational effectiveness. CNH Industrial Capital performs billing and collection services, customer support, repossession and remarketing functions, reporting and data management operations and marketing activities.

As of December 31, 2016, CNH Industrial Capital had total assets of $14.0 billion and total stockholder’s equity of $1.4 billion. For the year ended December 31, 2016, CNH Industrial Capital had total revenues of $946.7 million and net income attributable to CNH Industrial Capital LLC of $187.5 million. As of December 31, 2016, CNH Industrial Capital had outstanding debt (excluding debt owed to affiliates) of $11.7 billion, approximately 68% of which represented secured debt as of such date.

Relationship with CNH Industrial

CNH Industrial organizes its operations into five operating segments: Agricultural Equipment, Construction Equipment, Commercial Vehicles, Powertrain and Financial Services. CNH Industrial’s five segments design, produce, market, sell and finance agricultural and construction equipment, trucks, commercial vehicles, buses and specialty vehicles for firefighting, defense and other uses, as well as engines, transmissions and axles for those vehicles and engines for marine and power generation applications. CNH Industrial has industrial and financial services companies located in 45 countries and a commercial presence in approximately 180 countries around the world.

CNH Industrial’s Agricultural Equipment segment designs, manufactures and distributes a full line of farm machinery and implements, including two‑wheel and four‑wheel drive tractors, crawler tractors (Quadtrac®), combines, cotton pickers, grape and sugar cane harvesters, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements and material handling equipment. Agricultural equipment is sold in North America under the New Holland Agriculture and Case IH Agriculture brands. Following CNH Industrial’s acquisition of substantially all of the assets of Miller-St. Nazianz, Inc. (“Miller”) in November 2014, certain agricultural equipment products are also sold under the Miller brand, primarily in North America. Following the acquisition of the grass and soil implement business of Kongskilde Industries in February 2017, certain agricultural equipment products will be sold under the Kongskilde, Överum and JF brands.

CNH Industrial’s Construction Equipment segment designs, manufactures and distributes a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders, compact track loaders and telehandlers. Construction equipment is sold in North America under the New Holland Construction and Case Construction Equipment brands.

As of December 31, 2016 and 2015, CNH Industrial had total assets of $45.5 billion and $46.7 billion and total equity of $4.5 billion and $4.8 billion, respectively.

For the years ended December 31, 2016 and 2015, CNH Industrial had total revenues of $24.9 billion and $25.9 billion, respectively, and net income (loss) attributable to CNH Industrial N.V. of $(252) million and $253 million, respectively. For the year ended December 31, 2016, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA (United States, Canada and Mexico) were $3.8 billion and $1.2 billion, respectively, representing decreases of 18% and 15% from the same period in 2015.

CNH Industrial Capital is a key financing source for CNH Industrial North America’s end‑use customers and dealers. CNH Industrial North America offers subsidized financing programs such as low‑rate, interest‑free or interest‑only periods and other sales incentive programs. We participate in and receive reimbursement for these programs, which allow us to offer financing to customers at advantageous terms.

Although our primary focus is to finance CNH Industrial North America equipment, we also provide retail and wholesale financing related to new and used agricultural and construction equipment manufactured by entities other than CNH Industrial North America. We are dependent on CNH Industrial North America for substantially all of our business, with revenues related to financing provided to CNH Industrial North America dealers and retail customers purchasing and/or leasing from CNH Industrial North America and its dealers accounting for over 90% of our total revenues for the year ended December 31, 2016, and with loan portfolios attributable to such financing accounting for over 90% of our total managed receivables as of December 31, 2016.

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

We borrow from our affiliates as one of the funding sources for our operations and lending activity. As of December 31, 2016 and 2015, we had outstanding affiliate borrowings of $132.9 million and $22.6 million, respectively, representing 1.1% and 0.2% of our total debt.

CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2016 and 2015, we incurred fees charged by our affiliates of $45.2 million and $46.8 million, respectively, representing 13% and 15% of our total administrative and operating expenses.

Effective as of September 29, 2013, in connection with the merger of CNH Global with and into CNHI, CNHI assumed all of CNH Global’s obligations under a support agreement, pursuant to which CNHI has agreed to, among other things, (a) make cash capital contributions to us, to the extent necessary to cause our ratio of net earnings available for fixed charges to fixed charges to be not less than 1.05 for each fiscal quarter (with such ratio determined, on a consolidated basis and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for such fiscal quarter and the immediately preceding three fiscal quarters taken as a whole), (b) generally maintain an ownership of at least 51% of the voting equity interests in us and (c) cause us to have, as of the end of any fiscal quarter, a consolidated tangible net worth of at least $50 million. The support agreement is not intended to be and is not a guarantee by CNHI of our indebtedness or other obligations. The obligations of CNHI to us pursuant to this support agreement are to us only and do not run to, and are not enforceable directly by, any creditor of ours, including holders of our notes or the trustee under the indenture governing our notes. The support agreement may be modified, amended or terminated, at CNHI’s election, upon thirty days’ prior written notice to us and the rating agencies, if (a) the modification, amendment or termination would not result in a downgrade of our rated indebtedness; (b) the modification, amendment or notice of termination provides that the support agreement will continue in effect with respect to our rated indebtedness then outstanding; or (c) we have no long‑term rated indebtedness outstanding.

Products and Services

CNH Industrial Capital’s financing products and services fall into the following main categories:

Retail (72.2% of managed portfolio as of December 31, 2016):  CNH Industrial Capital provides and administers retail financing to end‑use customers for the purchase or lease of new and used CNH Industrial North America equipment or other agricultural and construction equipment sold primarily through CNH Industrial North America dealers and distributors. Retail financing products primarily include retail installment sales contracts, finance leases and operating leases to end‑use customers. The terms of retail contracts, finance leases and operating leases generally range from two to six years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America.

CNH Industrial Capital utilizes a proprietary credit scoring model as part of the retail credit approval and review process. CNH Industrial Capital also provides servicing and collection operations generally performed through its subsidiary, New Holland Credit, for the retail financing products.

Wholesale (27.8% of managed portfolio as of December 31, 2016):  CNH Industrial Capital provides wholesale financing to dealers to finance purchases of new and used agricultural and construction equipment and parts. In addition, CNH Industrial Capital extends credit to dealers for working capital and other financing needs. Currently, credit is extended to approximately 1,000 CNH Industrial North America dealers (with each being a separate legal entity) with approximately 1,800 locations in North America.

The dealer financing agreements provide CNH Industrial Capital with a first priority security interest in the equipment and parts financed and possibly other collateral. A majority of dealers also provide a personal or corporate guarantee (from an affiliate of the dealer). The amount of credit extended is primarily based upon the dealer’s expected annual sales, effective net worth, utilization of existing credit lines and inventory turnover. CNH Industrial Capital evaluates and assesses dealers on an ongoing basis as to their credit worthiness and conducts audits of dealer equipment inventories on a regular basis. The amounts of credit made available to dealers are reviewed on a regular basis, which is usually annually, and such amounts are adjusted when deemed appropriate by CNH Industrial Capital.

CNH Industrial Capital finances other products, including insurance and equipment protection products underwritten through a third‑party insurer.

In October 2014, CNH Industrial Capital closed on a series of agreements with Citibank, N.A. and certain affiliates of Citibank, N.A. (together, “Citi”), pursuant to which Citi acquired CNH Industrial Capital’s portfolio of commercial revolving accounts (“CRA”) receivables. Pursuant to these agreements, Citi offers a private‑label CRA product through CNH Industrial dealers in North America.

Competition

CNH Industrial Capital’s financing products and services are intended to be competitive with those available from third parties. CNH Industrial North America sponsors certain marketing programs that allow us to offer financing to customers at competitive or advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or reward cards redeemable for parts or services). Under these programs, including our low‑rate financing programs or interest waiver programs, we are compensated by CNH Industrial North America for some or all of the cost of such terms. This support from CNH Industrial North America provides a material competitive advantage in offering financing to customers of CNH Industrial North America’s products.

We compete primarily with banks, equipment finance and leasing companies, and other financial institutions. Typically, this competition is based upon financial products and services offered, customer service, financial terms and interest rates charged. In addition, some of our competitors may be eligible to participate in government programs providing access to capital at more favorable rates, which may create a competitive disadvantage for CNH Industrial Capital. CNH Industrial Capital believes that its strong, long‑term relationship with the dealers and end‑use customers and the ease‑of‑use of our products provides a competitive edge over other third‑party financing options. In addition, the marketing programs offered by CNH Industrial North America have a positive influence on the proportion of CNH Industrial North America’s equipment sales financed by CNH Industrial Capital.

Employees

As of December 31, 2016, CNH Industrial Capital had approximately 400 employees, none of which was represented by unions.

Item 1A.  Risk Factors

CNH Industrial Capital LLC is an indirect wholly-owned subsidiary of CNHI. The results of operations of the Company are affected by its relationships with CNH Industrial North America.

The following risks are considered the most significant to the Company’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 14 and the other risks described in the Cautionary Note Regarding Forward‑Looking Statements beginning on page 25. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and projected future results. Except as may be required by law, we undertake no obligation to publicly update these risks or any forward‑looking statements, whether as a result of new information, future events, or otherwise.

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

We have significant outstanding indebtedness, which may limit our ability to obtain additional funding and may limit our financial and operating flexibility.

As of December 31, 2016, we had an aggregate of $11.9 billion of consolidated indebtedness and our equity was $1.4 billion.

The extent of our indebtedness could have important consequences on our operations and financial results, including:

•	we may not be able to secure additional funds for working capital, capital expenditures, debt service requirements or general corporate purposes;
•

we may need to use a portion of our projected future cash flow from operations to pay principal and interest on our indebtedness, which may reduce the amount of funds available to us for other purposes;

•	we may be more financially leveraged than some of our competitors, which could put us at a competitive disadvantage;
•	we may not be able to invest in the development or introduction of new products or new business opportunities;
•	we may not be able to adjust rapidly to changing market conditions, which may make us more vulnerable to a downturn in general economic conditions; and
•	we may not be able to access the capital markets on favorable terms, which may adversely affect our ability to provide competitive retail and wholesale financing programs.

Restrictive covenants in our debt agreements could limit our financial and operating flexibility.

The indentures or other agreements governing our outstanding debt securities and other credit agreements to which we are a party from time to time contain, or may contain, covenants that restrict our ability and/or that of our subsidiaries to, among other things:

•	incur additional indebtedness;

•	make certain investments;
•	enter into certain types of transactions with affiliates;
•	sell or acquire certain assets or merge with or into other companies;
•	use assets as security in other transactions; and/or
•	enter into sale and leaseback transactions.

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

Although we do not believe any of these covenants materially restrict our operations currently, a breach of one or more of the covenants could result in adverse consequences that could negatively impact our businesses, results of operations and financial position. These consequences may include the acceleration of amounts outstanding under certain of our credit facilities, triggering an obligation to redeem certain debt securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the facilities or to enter into new facilities or the lowering or modification of CNHI’s or our credit ratings. We cannot assure you that we will continue to comply with each restrictive covenant at all times, particularly if we were to encounter challenging and volatile market conditions.

Risks Related to Our Business, Strategy and Operations

Reduced demand for agricultural and construction equipment would reduce the opportunities for us to finance equipment.

Our business is largely dependent upon the demand for CNH Industrial North America’s products and its customers’ willingness to enter into financing or leasing arrangements with respect thereto, which may be negatively affected by challenging global economic conditions. As a result, a significant and prolonged decrease in demand for CNH Industrial North America’s products could have a material adverse effect on our business, financial position, results of operations and cash flows. Our primary business is to provide retail and wholesale financing alternatives for CNH Industrial North America’s products to CNH Industrial North America’s customers and dealers. The demand for CNH Industrial North America’s products and our financing products and services is influenced by a number of factors, including:

•	the price of agricultural commodities and the relative level of new and used inventories;
•	the profitability of agricultural enterprises, farmers’ income and their capitalization;
•	the demand for food products;
•	agricultural policies, including aid and subsidies to agricultural enterprises provided by governments and/or supranational organizations as well as alternative fuel mandates;
•	unfavorable climatic conditions, especially during the spring, a particularly important period for generating CNH Industrial North America’s sales orders;
•	public infrastructure spending;

•	new residential and non-residential construction;
•	capital spending in oil and gas and, to a lesser extent, in mining; and
•	changes in currency exchange rates and interest rates.

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

Change in support from CNH Industrial North America could limit our ability to offer competitively priced financing to our customers and reduce the percentage of CNH Industrial North America’s products financed by us, which may in turn have a material adverse effect on our business, financial position, results of operations and cash flows.

CNH Industrial North America sponsors certain marketing programs that allow us to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or reward cards redeemable for parts or services). This support from CNH Industrial North America provides a material competitive advantage in offering financing to customers of CNH Industrial North America’s products. Any elimination or reduction of these marketing programs, which affects our ability to offer competitively priced financing to customers, could in turn reduce the percentage of CNH Industrial North America’s products financed by us and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the years ended December 31, 2016, 2015 and 2014, the revenues recognized by us from CNH Industrial North America for marketing programs were $398.4 million, $409.0 million and $437.4 million, respectively, representing 42%, 44% and 47% of our total revenues.

CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2016, 2015 and 2014, we incurred fees charged by our affiliates of $45.2 million, $46.8 million and $49.5 million, respectively, representing 13%, 15% and 19%, respectively, of our total administrative and operating expenses.

An increase in customer credit risk may result in higher delinquencies and defaults, and deterioration in collateral valuation may reduce our collateral recoveries, which could increase losses on our receivables and operating leases and adversely affect our financial position and results of operations.

Fundamental to any organization that extends credit is the credit risk associated with its customers/borrowers. The creditworthiness of each customer, rates of delinquency and default, repossessions and net losses on customer receivables are impacted by many factors, including:

•	relevant industry and general economic conditions (in particular, those conditions most directly affecting the agricultural and construction industries);
•	the availability of capital;
•	the terms and conditions applicable to extensions of credit;
•	interest rates (and changes in the applicable interest rates);
•	the experience and skills of the customer’s management team;
•	commodity prices;
•	political events;
•	the weather; and

•	the value of the collateral securing the extension of credit.

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

When  a borrower defaults on a receivable and we repossess collateral securing the repayment of the receivable, our ability to recover or mitigate losses by selling the collateral is subject to the current market value of such collateral. Those values are affected by levels of new and used inventory of agricultural and construction equipment on the market. They are also dependent upon the strength or weakness of market demand for new and used agricultural and construction equipment, which is affected by the strength of the general economy. In addition, repossessed collateral may be in poor condition, which would reduce its value. Finally, relative pricing of used equipment, compared with new equipment, can affect levels of market demand and the resale of repossessed equipment. An industry‑wide decrease in demand for agricultural or construction equipment could result in lower resale values for repossessed equipment, which could increase losses on receivables and operating leases, adversely affecting our financial position and results of operations.

Changes in interest rates and market liquidity could have a material adverse effect on our earnings and cash flows.

Because a significant number of our receivables are generated at fixed interest rates, our business is subject to fluctuations in interest rates. Although we seek to match fund our assets, with approximately 67% of our receivables and approximately 79% of our funding at a fixed rate, respectively, as of December 31, 2016, changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow. We also rely on the capital markets and a variety of funding programs to provide liquidity for our operations, including committed asset‑backed and unsecured facilities and the issuance of secured and unsecured debt. Significant changes in market liquidity conditions could affect our access to funding and the associated funding costs and reduce our earnings and cash flow.

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

If we are unable to obtain funding, in particular through the ABS market and committed asset‑backed facilities, at competitive rates, our ability to conduct our financing business may be severely impaired and our financial position, results of operations and cash flows may be materially and adversely affected.

We have traditionally relied upon the ABS market and committed asset‑backed facilities as a primary source of funding and liquidity. Access to funding at competitive rates is essential to our business. A significant reduction in liquidity in the secondary market for ABS transactions could adversely affect our ability to sell receivables on a favorable or timely basis. Such conditions could have an adverse impact on our access to funding, financial position and results of operations.

If we breach our representations and warranties in connection with our ABS transactions, we may be required to repurchase non‑conforming receivables from the securitization vehicles, which could have an adverse effect on our financial position, results of operations and cash flows.

In connection with our ABS transactions, we make customary representations and warranties regarding the assets being securitized, as disclosed in the relevant offering documents. While no recourse provisions exist that allow holders of asset‑backed securities issued by our ABS trusts to require us to repurchase those securities, a breach of these representations and warranties could give rise to an obligation to repurchase non‑conforming receivables from the trusts. Any obligation to make future repurchases could have an adverse effect on our financial position, results of operations and cash flows.

Certain of our operations are subject to supervision and regulation by governmental authorities and changes in applicable laws or regulations may adversely impact our ability to engage in related business activities or increase the cost of our operations, thus adversely affecting our business, financial position and results of operations.

Our operations are subject to extensive, complex and frequently changing laws, rules, regulations and legal interpretations from various governmental authorities, which among other things:

•	regulate credit granting activities, including establishing licensing requirements;
•	establish maximum interest rates, finance and other charges;
•	regulate customers’ insurance coverage;
•	require disclosures to customers;
•	govern secured and unsecured transactions;
•	set collection, foreclosure, repossession and claims handling procedures and other trade practices;
•	prohibit discrimination in the extension of credit and administration of loans; and
•	regulate the use and reporting of information related to applicants and borrowers.

As applicable laws are amended or construed differently, new laws are adopted to expand the scope of regulation imposed upon us, or existing laws prohibit interest rates we charge from rising to a level commensurate with risk and market conditions, such events could adversely affect our business and our financial position and results of operations.

The Dodd‑Frank Act and other regulations may adversely affect us.

The various requirements of the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd‑Frank Act”), including its many implementing regulations, may substantially affect our origination, servicing and securitization programs. For example, the Dodd‑Frank Act strengthens the regulatory oversight of these securities and related capital market activities by the SEC and increases the regulation of the ABS markets through, among other things, a mandated risk retention requirement for securitizers and a direction to regulate credit rating agencies. Other future regulations may affect our ability to engage in funding these capital market activities or increase the effective cost of such transactions, which could adversely affect our financial position, results of operations and cash flows.

Our business may be affected by unfavorable weather conditions, climate change or natural disasters.

Poor, severe or unusual weather conditions caused by climate change or other factors, particularly during the planting and early growing season, can significantly affect the purchasing decisions of CNH Industrial’s agricultural equipment customers. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting crops or may cause growing crops to die, resulting in lower yields. Excessive rain or flooding can also prevent planting or harvesting from occurring at optimal times and may cause crop loss through increased disease or mold growth. Temperature affects the rate of growth, crop maturity, crop quality and yield. Temperatures outside normal ranges can cause crop failure or decreased yields, and may also affect disease incidence. Natural disasters such as floods, hurricanes, storms and droughts can have a negative impact on agricultural production. The resulting negative impact on farm income can strongly affect demand for CNH Industrial’s agricultural equipment in any given period.

In addition, natural disasters, pandemic illness, equipment failures, power outages, disruptions to our information technology systems and networks or other unexpected events could result in physical damage to and complete or partial closure of one or more of CNH Industrial’s manufacturing facilities or distribution centers, temporary or long‑term disruption in the supply of parts or component products from some local and international suppliers, disruption in the transport of CNH Industrial’s products to dealers and customers and delay in delivery of products to distribution centers. In the event such events occur, our financial results might be negatively impacted. Our existing insurance arrangements may not protect against all costs that may arise from such events.

Furthermore, the potential physical impacts of climate change on CNH Industrial North America’s facilities, suppliers and customers and therefore on its operations are highly uncertain and will be particular to the circumstances developing in various geographical regions. These may include long-term changes in temperature levels and water availability. These potential physical effects may adversely impact the demand for CNH Industrial North America’s products and the cost, production, sales and financial performance of its operations and as a result could adversely affect our financial position, results of operations and cash flows.

Changes in demand for food and alternate energy sources could impact our revenues.

Changing worldwide demand for farm outputs to meet the world’s growing food and alternative energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which affect sales of agricultural equipment. While higher commodity prices will benefit our crop producing agricultural equipment customers, higher commodity prices also result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. Lower commodity prices directly affect farm income, which could negatively affect sales of agricultural equipment. Moreover, changing alternative energy demands may cause farmers to change the types or quantities of the crops they grow, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio‑fuel utilization could affect demand for CNH Industrial North America’s equipment and result in higher research and development costs related to equipment fuel standards.

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

Global economic conditions continue to place financial stress on many of our dealers. Dealer financial difficulties may impact their equipment sourcing and inventory management decisions, as well as their ability to provide services to their customers purchasing CNH Industrial North America equipment. We are also subject to the risk of insolvency of dealers and customers, in part due to unfavorable economic conditions in markets where their activities are carried out, and laws and government actions may, among other things, prevent us from enforcing legal rights and remedies in dealer or customer insolvency proceedings. Accordingly, additional financial strains on members of the CNH Industrial North America dealer network and customers resulting from current or future economic conditions could adversely impact our financial position and results of operations.

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

Actual proceeds realized by us upon the sale of returned leased equipment at lease termination may be lower than the amount projected. Among the factors that can affect the value of returned lease equipment are the volume of equipment returned (primarily affected by contractual lease‑end values relative to prevailing market values and marketing programs for new equipment), any significant trends in the used equipment market and any new product trends. Each of these factors, alone or in combination, has the potential to adversely affect our profitability if actual results were to differ significantly from our estimates.

As of December 31, 2016, our total operating lease residual values were $1,504.1 million.

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

During the capital markets crisis, which had a material adverse effect on the ABS markets, we relied more heavily upon financing provided by CNH Industrial and its predecessors. In the event of a repeat of the severe downturn in the ABS markets, we would need to look to alternative funding sources, including CNH Industrial, though CNH Industrial would have no obligation to provide such financing (other than the obligations assumed by CNHI under the support agreement, dated November 4, 2011). To the extent CNH Industrial does not provide such financing to us when needed, we could suffer from a lack of funding and/or incur increased funding costs if funding is obtained through other third‑party sources.

Our participation in cash management pools exposes us to CNH Industrial credit risk, which, in the event of a bankruptcy or insolvency of certain CNH Industrial entities, could render us unable to recover our deposits and in turn materially and adversely affect our financial position and results of operations.

We participate in a group‑wide cash management system with other companies within CNH Industrial, including CNH Industrial America and CNH Industrial Canada Ltd. Our positive cash deposits with CNH Industrial, if any, are either invested by CNH Industrial treasury subsidiaries in highly rated, highly liquid money market instruments or bank deposits, or may be applied by CNH Industrial treasury subsidiaries to meet the financial needs of other CNH Industrial entities and vice versa. While we believe participation in such CNH Industrial treasury subsidiaries’ cash management pools provides us with financial benefits, it exposes us to CNH Industrial credit risk.

In the event of a bankruptcy or insolvency of CNHI (or any other CNH Industrial entity, including CNH Industrial America and CNH Industrial Canada Ltd., in the jurisdictions with set off agreements) or in the event of a bankruptcy or insolvency of the CNH Industrial entity in whose name the deposit is pooled, we may be unable to secure the return of such funds to the extent they belong to us, and we may be viewed as a creditor of such CNH Industrial entity with respect to such deposits. It is possible that our claims as a creditor could be subordinated to the rights of third‑party creditors in certain situations. If we are not able to recover our deposits, our financial position and results of operations may be materially and adversely impacted.

Our financial statements may be adversely impacted by changes in accounting standards.

Our financial statements are prepared in accordance with U.S. GAAP, which are periodically revised. At times, we are required to adopt new or revised accounting standards issued by recognized bodies. It is possible such changes could have a material adverse effect on our reported results of operations or financial position. See “Note 2: Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2016 for additional information on the adoption of new accounting guidance.

Increased information technology security threats, more sophisticated computer crime, and changes in privacy and data security laws could disrupt our business.

We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties, to operate our business, and we collect and store sensitive data. Operating these information technology systems and networks, and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Additionally, increased information technology security threats and more sophisticated computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.

While we actively manage information technology security risks within our control, there can be no assurance that such actions will be sufficient to mitigate all potential risks to our systems, networks and data.

A failure or breach in security could expose us and our customers and dealers to risks of misuse of information or systems, the compromising of confidential information, loss of financial resources, manipulation and destruction of data and operations disruptions, which in turn could adversely affect our reputation, competitive position, businesses and results of operations. Security breaches could also result in litigation, regulatory action, unauthorized release of confidential or otherwise protected information and corruption of data, as well as higher operational and other costs of implementing further data protection measures. In addition, as security threats continue to evolve we may need to invest additional resources to protect the security of our systems.

Further, the regulatory framework for privacy and security issues is evolving and is likely to remain uncertain for the foreseeable future. We may be required to incur significant costs to comply with privacy and data security laws, rules and regulations. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules and regulations could have an adverse effect on our business prospects, results of operations and/or financial position.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 5729 Washington Avenue, Racine, WI 53406. We maintain the following offices:

Primary
Location	Function	Tenant	Ownership Status
Burlington, ON	Office	CNH Industrial Capital Canada Ltd.	Leased
New Holland, PA	Office	New Holland Credit Company, LLC	Leased from New Holland North America, Inc.
Racine, WI	Office	CNH Industrial Capital LLC	Leased from CNH Industrial America

Item 3.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of CNH Industrial Capital LLC’s limited liability company interests are owned by CNH Industrial America, which is indirectly wholly‑owned by CNHI. There is currently no established trading market for CNH Industrial Capital LLC’s limited liability company interests. CNH Industrial Capital LLC paid cash dividends of $290 million, $170 million and $115 million to CNH Industrial America in 2016, 2015 and 2014, respectively. CNH Industrial Capital Canada paid a cash dividend on preferred stock of C$0.7 million ($0.6 million) and C$26 million ($24 million) to CNH Industrial Canada Ltd. in 2015 and 2014, respectively. In addition, in 2015, CNH Industrial Capital Canada redeemed all of its outstanding preferred stock for C$77 million ($60 million).

Item 6.  Selected Financial Data

Omitted pursuant to General Instruction I of Form 10‑K.

Item 7.  Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Overview

Organization

We offer a range of financial products and services to the dealers and customers of CNH Industrial North America. The principal products offered are retail financing for the purchase or lease of new and used CNH Industrial North America equipment and wholesale financing to CNH Industrial North America dealers. Wholesale financing consists primarily of floor plan financing as well as financing equipment used in dealer‑owned rental yards, parts inventory and working capital needs. In addition, we purchase equipment from dealers that is leased to retail customers under operating lease agreements.

Trends and Economic Conditions

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the year ended December 31, 2016, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $3.8 billion and $1.2 billion, respectively, representing decreases of 18% and 15% from the same period in 2015.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers (“farmers”) may affect the majority of our portfolio.

Net income attributable to CNH Industrial Capital LLC was $187.5 million for the year ended December 31, 2016, compared to $217.3 million for the year ended December 31, 2015. The decrease in net income was primarily due to increased depreciation of equipment on operating lease from a higher operating lease portfolio and updated depreciation estimates, as well as higher provisions for credit losses due to increased retail write-offs from a continued weakness in the agricultural equipment sector. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.7%, 0.6% and 0.4% at December 31, 2016, 2015 and 2014, respectively.

Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, changes in demand and pricing for used equipment, capital market disruptions, trade agreements, and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America’s and our results.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Revenues for the years ended December 31, 2016 and 2015 were as follows (dollars in thousands):

	2016	2015	$ Change	% Change
Interest income on retail notes and finance leases	$211,506	$208,381	$3,125	1.5%
Interest income on wholesale notes	68,910	72,326	(3,416)	(4.7)
Interest and other income from affiliates	398,372	408,979	(10,607)	(2.6)
Rental income on operating leases	243,531	214,187	29,344	13.7
Other income	24,402	25,207	(805)	(3.2)
Total revenues	$946,721	$929,080	$17,641	1.9%

Revenues totaled $946.7 million for the year ended December 31, 2016 compared to $929.1 million for the year ended December 31, 2015. A higher average operating lease portfolio and a higher average yield primarily drove the year-over-year increase. The average yield for the managed portfolio was 7.0% for the year ended December 31, 2016, compared to 6.5% for the year ended December 31, 2015.

Interest income on retail notes and finance leases for the year ended December 31, 2016 was $211.5 million, representing an increase of $3.1 million from the year ended December 31, 2015. The increase was primarily due to a $19.5 million favorable impact from higher interest rates, partially offset by a $16.4 million unfavorable impact from lower average earning assets.

Interest income on wholesale notes for the year ended December 31, 2016 was $68.9 million, representing a decrease of $3.4 million from the year ended December 31, 2015. The decrease was primarily due to a $8.3 million unfavorable impact from lower average earning assets, partially offset by a $4.9 million favorable impact from higher interest rates.

Interest and other income from affiliates for the year ended December 31, 2016 was $398.4 million compared to $409.0 million for the year ended December 31, 2015. Compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $170.4 million and $193.0 million for the years ended December 31, 2016 and 2015, respectively. The decrease was primarily due to lower originations. For the year ended December 31, 2016, compensation from CNH Industrial North America for wholesale marketing programs was $156.7 million compared to $152.0 million for the prior year. The increase was primarily due to the mix of programs and products. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $70.1 million and $64.0 million for the years ended December 31, 2016 and 2015, respectively. The increase was primarily due to higher average earning assets.

Rental income on operating leases for the year ended December 31, 2016 was $243.5 million, representing an increase of $29.3 million from the year ended December 31, 2015. The increase was primarily due to higher average earning assets.

Other income for the year ended December 31, 2016 was $24.4 million, representing a decrease of $0.8 million from the year ended December 31, 2015.

Expenses

Expenses for the years ended December 31, 2016 and 2015 were as follows (dollars in thousands):

	2016	2015	$ Change	% Change
Total interest expense	$305,099	$290,273	$14,826	5.1%
Fees charged by affiliates	45,225	46,771	(1,546)	(3.3)
Provision for credit losses	30,846	21,895	8,951	40.9
Depreciation of equipment on operating leases	247,438	193,802	53,636	27.7
Other expenses	36,297	49,499	(13,202)	(26.7)
Total expenses	$664,905	$602,240	$62,665	10.4%

Interest expense totaled $305.1 million for the year ended December 31, 2016 compared to $290.3 million for the year ended December 31, 2015. The increase was primarily due to a $32.4 million unfavorable impact from higher average interest rates, partially offset by a $17.6 million favorable impact from lower average total debt. The average debt cost was 2.5% for the year ended December 31, 2016 compared to 2.2% for the year ended December 31, 2015.

The provision for credit losses was $30.8 million for the year ended December 31, 2016 compared to a provision of $21.9 million for the year ended December 31, 2015. The increase in 2016 was primarily due to higher retail write-offs.

Depreciation of equipment on operating leases increased by $53.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a higher operating lease portfolio and updated depreciation estimates.

Other expenses decreased by $13.2 million for the year ended December 31, 2016 compared to the prior year, primarily due to lower losses on equipment held for sale.

The effective tax rate for the year ended December 31, 2016 was 33.5%, compared to 33.4% for the year ended December 31, 2015.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the years ended December 31, 2016 and 2015 were as follows (dollars in thousands):

	2016	2015	$ Change	% Change
Retail receivables	$2,934,531	$3,444,776	$(510,245)	(14.8)%
Wholesale receivables	7,830,982	10,565,812	(2,734,830)	(25.9)
Equipment on operating leases	723,383	937,917	(214,534)	(22.9)
Total originations	$11,488,896	$14,948,505	$(3,459,609)	(23.1)%

Total originations for all product types decreased in 2016 compared to 2015, primarily due to a decrease in unit sales of CNH Industrial North America equipment.

Total receivables and equipment on operating leases held as of December 31, 2016 and 2015 were as follows (dollars in thousands):

	2016	2015	$ Change	% Change
Retail receivables	$7,398,017	$8,081,866	$(683,849)	(8.5)%
Wholesale receivables	3,568,948	3,649,883	(80,935)	(2.2)
Equipment on operating leases	1,858,443	1,796,501	61,942	3.4
Total receivables and equipment on operating leases	$12,825,408	$13,528,250	$(702,842)	(5.2)%

The total retail receivables balance 30 days or more past due as a percentage of the retail receivables was 1.0% and 0.9% at December 31, 2016 and 2015, respectively. The total wholesale receivables balance 30 days or more past due as a percentage of the wholesale receivables was not significant at December 31, 2016 or 2015. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $50.3 million and $54.0 million at December 31, 2016 and 2015, respectively. Total wholesale receivables on nonaccrual status were $43.4 million and $81.7 million at December 31, 2016 and 2015, respectively.

Total receivable write‑off amounts and recoveries, by product, for the years ended December 31, 2016 and 2015 were as follows (dollars in thousands):

	2016	2015
Write-offs:
Retail	$42,949	$22,250
Wholesale	1	356
Total write-offs	42,950	22,606
Recoveries:
Retail	(3,228)	(2,555)
Wholesale	(522)	(27)
Total recoveries	(3,750)	(2,582)
Write-offs, net of recoveries:
Retail	39,721	19,695
Wholesale	(521)	329
Total write-offs, net of recoveries	$39,200	$20,024

Our allowance for credit losses on all receivables financed totaled $84.9 million at December 31, 2016 and $94.7 million at December 31, 2015.

The allowance is subject to a quarterly evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions (in particular, those conditions directly affecting the profitability and financial strength of our customers), collateral value and credit risk quality. No single factor determines the adequacy of the allowance. Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses. These qualitative factors are subjective and require a degree of management judgment.

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of December 31, 2016.

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

Interest and other income from affiliates for the year ended December 31, 2015 was $409.0 million compared to $437.4 million for the year ended December 31, 2014. Compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $193.0 million and $228.0 million for the years ended December 31, 2015 and 2014, respectively. The decrease was primarily due to lower originations. For the year ended December 31, 2015, compensation from CNH Industrial North America for wholesale marketing programs was $152.0 million compared to $161.3 million for the prior year. The decrease was primarily due to lower originations and the mix of programs. For select operating leases, compensation from CNH Industrial North America for the difference between the market rental rates and the amounts paid by customers was $64.0 million and $48.0 million for the years ended December 31, 2015 and 2014, respectively. The increase was primarily due to higher average earning assets.

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

Expenses

Expenses for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	2015	2014	$ Change	% Change
Total interest expense	$290,273	$286,428	$3,845	1.3%
Fees charged by affiliates	46,771	49,539	(2,768)	(5.6)
Provision for credit losses	21,895	14,124	7,771	55.0
Depreciation of equipment on operating leases	193,802	141,688	52,114	36.8
Other expenses	49,499	56,604	(7,105)	(12.6)
Total expenses	$602,240	$548,383	$53,857	9.8%

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

Total originations for all product types decreased in 2015 compared to 2014, primarily due to the continued impact of the downturn in the agricultural equipment industry. An increased customer preference for leasing products versus retail products drove the year-over-year changes in the originations mix.

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

Total receivable write‑offs and recoveries, by product, for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

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

In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs. We have accessed the unsecured bond market in order to add more diversity to our funding sources. As of December 31, 2016, our outstanding unsecured senior notes totaled $3.7 billion. We expect continued changes to our funding profile, with less reliance on the securitization market.

Cash Flows

For the years ended December 31, 2016, 2015 and 2014, our cash flows were as follows (dollars in thousands):

	2016	2015	2014
Cash flows from (used in):
Operating activities	$643,312	$522,098	$542,016
Investing activities	505,484	196,822	(1,626,504)
Financing activities	(1,286,697)	(764,759)	734,867
Net cash decrease	$(137,901)	$(45,839)	$(349,621)

Operating activities in the year ended December 31, 2016 generated cash of $643 million, resulting primarily from net income of $188 million, adjusted by depreciation and amortization of $249 million, cash from changes in working capital of $137 million, deferred income tax expense of $38 million, and provision for credit losses of $31 million. The increase in cash provided by operating activities in 2016 compared to 2015 was primarily due to a $129 million improvement in cash from working capital, a $54 million increase in depreciation and amortization expense and a $9 million higher provision for credit losses, partially offset by $40 million decrease in deferred income tax expense and a $30 million decrease in net income. Operating activities in 2015 generated cash of $522 million, resulting primarily from net income of $218 million, adjusted by depreciation and amortization of $195 million, deferred income tax expense of $78 million, provision for credit losses of $22 million, and cash from working capital of $9 million. The decrease in cash provided by operating activities in 2015 compared to 2014 was primarily due to a decrease in net income of $42 million, a decrease in deferred income tax expense of $8 million and a $31 million reduction in cash from working capital, partially offset by $53 million in higher depreciation expense and $8 million higher provision for credit losses. Operating activities in 2014 generated cash of $542 million, resulting primarily from net income of $259 million, adjusted by depreciation and amortization of $143 million and deferred income tax expense of $86 million, and cash from working capital of $39 million.

Investing activities in the year ended December 31, 2016 generated cash of $505 million, resulting primarily from a net reduction in receivables of $782 million and a decrease in restricted cash of $86 million, partially offset by $361 million in net expeditures for equipment on operating leases. The increase in cash provided by investing activities in 2016 compared to 2015 was primarily due to a $259 million reduction in net expenditures for equipment on operating leases and a $45 million increase from the change in restricted cash. Investing activities in 2015 generated cash of $197 million, resulting primarily from a net collection of receivables of $778 million, a decrease in restricted cash of $41 million and proceeds from the sale of equipment on operating leases of $317 million, partially offset by $938 million in expenditures for equipment on operating leases. The increase in cash generated in investing activities in 2015 compared to 2014 was primarily due to a $1,588 million net decrease of receivables acquired, a $128 million decrease in restricted cash, and an $107 million decrease in net cash outflows for equipment on operating lease. Investing activities in 2014 used cash of

$1,627 million, resulting primarily from a net growth in receivables of $810 million, $997 million in expenditures for equipment on operating leases, and an increase in restricted cash of $86 million, partially offset by proceeds from the sale of equipment on operating leases of $269 million.

Financing activities in the year ended December 31, 2016 used cash of $1,287 million, resulting primarily from net cash paid on long-term debt and short-term borrowings of $771 million and $336 million, respectively, and $290 million dividends paid to CNH Industrial America, partially offset by $110 million in net cash received on affiliated debt. The increase in cash used in financing activities in 2016 compared to 2015 was primarily due to a $770 million decrease in short-term borrowings, a $639 million increase in net cash paid on long-term debt and higher dividends of $119 million paid to CNH Industrial America, partially offset by a decrease of $946 million in net cash paid on affiliated debt and the $60 million redemption of preferred stock of subsidiary in 2015. Financing activities in 2015 used cash of $765 million, resulting primarily from net cash paid on long‑term debt and affiliated debt of $132 million and $835 million, respectively, $170 million dividends paid to CNH Industrial America, and $61 million redemption of preferred stock, partially offset by $433 million in net cash received on short‑term borrowings. The increase in cash used in financing activities in 2015 compared to 2014 was primarily due to a $1,360 million increase and a $1,037 million increase in net cash payment on affiliated debt and long-term debt, respectively, the $60 million redemption of preferred stock of subsidiary and higher dividends of $32 million paid to CNH Industrial America, partially offset by an increase in short-term borrowings of $989 million. Financing activities in 2014 generated cash of $735 million, resulting primarily from net proceeds from long‑term debt and affiliated debt of $905 million and $525 million, respectively, partially offset by $556 million in net cash paid on short-term borrowings, and $139 million dividends paid to CNH Industrial North America.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost‑effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Industrial Capital has completed public and private issuances of asset‑backed securities in both the U.S. and Canada and, as of December 31, 2016, the amounts outstanding were approximately $5.7 billion. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset‑Backed Facilities

CNH Industrial Capital has committed asset‑backed facilities with several banks or through their commercial paper conduit programs. Committed asset‑backed facilities for the U.S. and Canada totaled $2.9 billion at December 31, 2016, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At December 31, 2016, approximately $0.7 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

As of December 31, 2016, our outstanding unsecured senior notes were as follows (dollars in thousands):

3.250% notes, due 2017	$500,000
3.625% notes, due 2018	600,000
3.875% notes, due 2018	600,000
3.375% notes, due 2019	500,000
4.375% notes, due 2020	600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
Hedging effects, discounts and unamortized issuance costs	(33,192)
Total	$3,666,808

On March 17, 2016, we completed an offering of $500 million in aggregate principal amount of our 4.875% unsecured notes due 2021, issued at a price of 99.447%.

On October 21, 2016, we completed an offering of $400 million in aggregate principal amount of our 3.875% unsecured notes due 2021, issued at a price of 99.441%.

On November 1, 2016, we repaid $500 million of our 6.250% unsecured notes.

These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

As of December 31, 2016, we had bank arrangements that included a $100 million unsecured term loan with a final maturity in March 2018 and undrawn, unsecured revolving credit facilities of $100 million with a final maturity in March 2019 and $300 million with a final maturity in June 2019.

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third‑party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. We had affiliated debt of $133 million and $23 million as of December 31, 2016 and 2015, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at December 31, 2016 and 2015 was $1.4 billion and $1.5 billion, respectively.

During 2016, CNH Industrial Capital LLC paid cash dividends of $290 million to CNH Industrial America.

Liquidity

The majority of CNH Industrial Capital’s debt is self‑liquidating from the cash generated by the underlying receivables. Normally, additional liquidity should not be necessary for the repayment of such debt. New originations of retail receivables are usually warehoused in committed asset‑backed facilities until being refinanced in the term ABS market or with other third party debt. The majority of new wholesale receivables are financed through a master trust and funded by variable funding notes.

Our liquidity available for use as of December 31, 2016 is as follows (dollars in thousands):

Cash, cash equivalents and restricted cash	$877,092
Committed asset-backed facilities	2,906,660
Committed unsecured facilities	400,000
Total cash and facilities	4,183,752
Less: restricted cash	(712,845)
Less: committed asset-backed facilities utilization	(2,228,955)
Total available for use	$1,241,952

The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

Debt

Our consolidated debt as of December 31, 2016 and 2015 is set forth in the table below (dollars in thousands):

	2016	2015
Short-term debt (including current maturities of long-term debt)	$4,262,629	$5,031,218
Long-term debt	7,474,318	7,768,044
Total third-party debt	11,736,947	12,799,262
Affiliated debt	132,851	22,642
Total debt	$11,869,798	$12,821,904

The majority of our debt is secured third‑party financing, including borrowings under committed asset‑backed facilities and issuance of term securitization transactions.

Cash, Cash Equivalents and Restricted Cash

The following table shows cash and cash equivalents and restricted cash as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Cash and cash equivalents	$164,247	$302,148
Restricted cash	712,845	795,721
Total cash	$877,092	1,097,869

Cash and cash equivalents and restricted cash are comprised of highly liquid investments with short‑term original maturities. See “Liquidity and Capital Resources—Cash Flows” for a further discussion of the change in our cash position.

Restricted cash is principally held by depository banks in order to comply with securitization contractual agreements, such as providing cash reserve accounts for the benefit of securitization investors.

Off‑Balance Sheet Arrangements

For additional information, see “Note 13: Commitments and Contingencies” to our consolidated financial statements for the year ended December 31, 2016.

Recent Developments

On February 22, 2017, we, through a bankruptcy-remote trust, issued C$408 million ($310 million) of amortizing asset-backed notes secured by Canadian retail loan receivables.

Contractual Obligations

The following table sets forth the aggregate amounts of our contractual obligations and commitments as of December 31, 2016 with definitive payment terms that will require significant cash outlays in the future (dollars in thousands).

	Payments Due by Period
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years
Short-term and long-term debt (1)	$11,736,947	$4,262,629	$4,948,627	$2,476,952	$48,739
Affiliated debt	132,851	132,851	—	—	—
Interest on fixed rate debt	824,982	227,390	386,116	211,476	—
Interest on floating rate debt (2)	189,220	42,235	79,552	66,332	1,101
Operating leases (3)	10,500	2,100	6,300	2,100	—
Total contractual obligations	$12,894,500	$4,667,205	$5,420,595	$2,756,860	$49,840

(1)	Short‑term debt shown as less than one year includes current maturities of long‑term debt of $2,927,445.
(2)	The interest funding requirements are based on the year‑end 2016 interest rates.
(3)	Minimum rental commitments.

See “Liquidity and Capital Resources—Debt” for information relating to our consolidated debt as of December 31, 2016.

Other Data

	As of or for the Year
	Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Ratio of earnings to fixed charges (1)	1.92	2.13	2.35
Total managed receivables	$10,966,965	$11,731,749	$12,884,569
Operating lease equipment	1,858,443	1,796,501	1,458,325
Total managed portfolio	$12,825,408	$13,528,250	$14,342,894
Delinquency (2)	0.72%	0.61%	0.44%
Average managed receivables	$11,371,665	$12,292,048	$13,104,635
Net credit loss (3)	0.34%	0.16%	0.09%
Profitability:
Average receivable yields (4)	5.34%	5.09%	5.40%
Average debt cost	2.48%	2.24%	2.15%
Return on average managed portfolio (5)	1.42%	1.56%	1.82%
Asset Quality:
Allowance for credit losses/total receivables	0.77%	0.81%	0.74%

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

Cautionary Note Regarding Forward‑Looking Statements

All statements other than statements of historical fact contained in this annual report, including statements regarding our competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, capital expenditures, dividends, capital structure or other financial items; costs; and plans and objectives of management regarding operations, products and services, are forward‑looking statements. These statements may include terminology such as “may,” “will,” “expect,” “could,” “should,” “intend,” “estimate,” “anticipate,” “believe,” “outlook,” “continue,” “remain,” “on track,” “design,” “target,” “objective,” “goal,” “forecast,” “projection,” “prospects,” “plan,” or similar terminology. Forward‑looking statements are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize or other assumptions underlying any of the forward‑looking statements prove to be incorrect, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward‑looking statements.

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

Furthermore, in light of difficult macroeconomic conditions, both globally and in the industries in which we operate, it is particularly difficult to forecast our results and any estimates or forecasts of particular periods that we provide are uncertain. Accordingly, investors should not place undue reliance on such forward‑looking statements. We can give no assurance that the expectations reflected in our forward‑looking statements will prove to be correct. Our outlook is based upon assumptions, which are sometimes based upon estimates and data received from third parties. Such estimates and data are often revised. Our actual results could differ materially from those anticipated in such forward‑looking statements. We undertake no obligation to update or revise publicly any forward‑looking statements.

Additional factors which could cause actual results and developments to differ from those expressed or implied by the forward‑looking statements are included in the section “Item 1A. Risk Factors” of this annual report.

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

The total allowance for credit losses at December 31, 2016 and 2015 was $84.9 million and $94.7 million, respectively. Management’s ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.

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

Total operating lease residual values at December 31, 2016 and 2015 were $1,504.1 million and $1,452.6 million, respectively.

Estimates used in determining end‑of‑lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future values for this equipment were to decrease 10% from our present estimates, the total impact would be to increase our depreciation expense on equipment on operating leases by approximately $150.4 million. This amount would be charged to depreciation expense during the remaining lease terms such that the net amount of equipment on operating leases at the end of the lease terms would be equal to the revised residual values. Initial lease terms generally range from two to five years.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers (ASC 606) (“ASU 2014‑09”), which supersedes existing revenue recognition guidance under current U.S. GAAP. The new standard requires an entity to recognize revenue upon transfer of control of goods or services to a customer at an amount that reflects the consideration that the entity expects to receive. This new revenue recognition model defines a five-step process to achieve this objective. The new standard also requires additional disclosures to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts with customers. In August 2015, the FASB amended the effective date to be the first quarter of fiscal year 2018 with early adoption permitted in 2017. The FASB subsequently issued several amendments in 2016 clarifying various aspects of ASU 2014-09, including revenue transactions that involve a third party, goods or services that are immaterial in the context of the contract, licensing arrangements, certain transition practical expedients, disclosure of performance obligation and provisions for losses on construction-type and production-type contracts. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the consolidated statement of changes in equity. We plan to adopt the new standard effective January 1, 2018. We are currently evaluating which transition method to elect. We are still evaluating the overall effect the adoption of this standard will have, but our implementation efforts to date have not identified any matters that we currently believe would result in a material effect on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which amends ASC 825-10, Financial Instruments – Overall. This ASU changes the treatment for available-for-sale equity investments by recognizing unrealized fair value changes directly in net income, and no longer in other comprehensive income. The ASU is effective January 1, 2018, with the cumulative-effect adjustment from initially applying the new standard recognized in the consolidated statement of financial position as of January 1, 2018. The impact of the adjustments on our consolidated financial statements is expected to be immaterial.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes ASC 840, Leases. The ASU’s most prominent change is the requirement for lessees to recognize leased assets and liabilities  classified as operating leases under previous GAAP. The ASU does not significantly change the lessee’s recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. It is effective for annual reporting periods beginning after December 15, 2018 including interim periods within those fiscal years, but early adoption is permitted. The ASU requires a modified retrospective transition approach and provides certain optional transition relief. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes ASC 326, Financial Instruments – Credit Losses. The ASU introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Additional disclosures about significant estimates and credit quality are also required. The ASU is effective for annual periods beginning after December 15, 2019 with early adoption permitted for annual periods beginning after December 15, 2018. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU

2016-16”), which amends ASC 740, Income Taxes. The ASU requires that the income tax consequences of an intra-entity asset transfer other than inventory are recognized at the time of transfer. The ASU is effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017 and early adoption is permitted. The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We intend to early adopt the ASU in 2017.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, primarily changes in interest rates. We monitor our exposure to these risks, and manage the underlying economic exposures on transactions using financial instruments such as forward contracts, interest rate swaps, interest rate caps and forward starting swaps. We do not hold or issue derivatives or other financial instruments for speculative purposes or to hedge translation risks. See “Note 10: Financial Instruments” in the notes to our consolidated financial statements for the year ended December 31, 2016, for a description of our risk management strategy and the methods and assumptions used to determine the fair values of financial instruments.

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

We monitor interest rate risk to achieve a predetermined level of matching between the interest rate structure of our financial assets and liabilities. Fixed‑rate financial instruments, including receivables, debt and other investments, are segregated from floating‑rate instruments in evaluating the potential impact of changes in applicable interest rates. A sensitivity analysis was performed to compute the impact on fair value which would be caused by a hypothetical 10% change in the interest rates used to discount each category of financial assets and liabilities. The net impact on the fair value of the financial instruments and derivative instruments held as of December 31, 2016 and 2015, resulting from a hypothetical 10% change in interest rates, would be approximately $13.3 million and $7.9 million, respectively. For the sensitivity analysis the financial instruments are grouped according to the currency in which financial assets and liabilities are denominated and the applicable interest rate index. As a result, our interest rate risk sensitivity model may overstate the impact of interest rate fluctuations for such financial instruments, as consistently unfavorable movements of all interest rates are unlikely.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements are included in this annual report beginning on page F‑1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2016, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Omitted pursuant to General Instruction I of Form 10‑K.

Item 11.  Executive Compensation

Omitted pursuant to General Instruction I of Form 10‑K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Omitted pursuant to General Instruction I of Form 10‑K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I of Form 10‑K.

Item 14.  Principal Accounting Fees and Services

For the years ended December 31, 2016 and 2015, Ernst & Young LLP, the member firms of Ernst & Young and their respective affiliates (collectively, the “Ernst & Young Entities”) were appointed to serve as our independent registered public accounting firm.

We incurred the following fees for professional services performed by the Ernst & Young Entities for the years ended December 31, 2016 and 2015, respectively:

	2016	2015
Audit fees	$802,500	$872,000
Audit-related fees	525,700	569,000
Total	$1,328,200	$1,441,000

“Audit Fees” are the aggregate fees billed for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. “Audit‑related fees” are fees charged for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” This category is comprised of fees for agreed‑upon procedure engagements and other attestation services subject to regulatory and funding requirements. There were no fees billed for professional services in connection with tax compliance, tax advice, tax planning or other fees not included above for the years ended December 31, 2016 and 2015.

Audit Committee’s Pre‑Approval Policies and Procedures

As a wholly‑owned subsidiary of CNHI, audit and non‑audit services provided by our independent registered public accounting firm are subject to CNHI’s Audit Committee pre‑approval policies and procedures. During the year ended December 31, 2016, all audit and non‑audit services provided by our independent registered public accounting firm were pre‑approved in accordance with such policies and procedures.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.Financial Statements

2.Financial Statement Schedules

See table of contents to financial statement and schedules immediately preceding the financial statements and schedules to the consolidated financial statements.

3.Exhibits.

Exhibit	Description
3.1

Certificate of Formation of CNH Industrial Capital LLC dated December 31, 2004, as amended by the Certificate of Amendment to the Certificate of Formation of CNH Industrial Capital LLC dated February 10, 2014. (Previously filed as Exhibit 3.1 to the annual report on Form 10‑K of the registrant for the year ended December 31, 2015 (File No. 333‑182411) and incorporated herein by reference).

3.2

Amended and Restated Limited Liability Company Agreement of CNH Industrial Capital LLC, amended on July 7, 2011. (Previously filed as Exhibit 3.2 to the registration statement on Form S‑4 of the registrant (File No. 333‑182411) and incorporated herein by reference).

4.1

Indenture, dated as of April 8, 2013, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 3.625% Notes due 2018. (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on April 10, 2013 (File No. 333‑182411) and incorporated herein by reference).

4.2

Indenture, dated as of October 8, 2013, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 3.250% Notes due 2017. (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on October 9, 2013 (File No. 333‑182411) and incorporated herein by reference).

4.3

Indenture, dated as of June 30, 2014, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 3.375% Notes due 2019. (Previously filed as Exhibit 4.1 to the current report on Form 8‑K of the registrant on June 30, 2014 (File No. 333‑ 182411) and incorporated herein by reference).

4.4

Indenture, dated as of June 26, 2015, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, regarding 3.875% Notes due 2018. (Previously filed as Exhibit 4.1 to the current report on Form 8‑K of the registrant on June 26, 2015 (File No. 333‑ 182411) and incorporated herein by reference).

4.5

Indenture, dated as of September 11, 2015, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Previously filed as Exhibit 4.9 to the registration statement on Form F‑3 of the registrant (File No. 333‑ 206891-03) and incorporated herein by reference).

4.6

Officers’ Certificate, dated as of November 6, 2015 (including Form of 4.375% Note due 2020 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8‑K of the registrant on November 6, 2015 (File No. 000‑55510) and incorporated herein by reference).

4.7

Officers’ Certificate, dated as of March 17, 2016 (including Form of 4.875% Note due 2021 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on March 17, 2016 (File No. 000-55510) and incorporated herein by reference).

Exhibit	Description
4.8

Officers’ Certificate, dated as of October 21, 2016 (including Form of 3.875% Note due 2021 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on October 21, 2016 (File No. 000-55510) and incorporated herein by reference).

10.1

Support Agreement, dated as of November 4, 2011, by and between CNH Industrial Capital LLC and CNH Global N.V. (Previously filed as Exhibit 10.1 to the registration statement on Form S‑4 of the registrant (File No. 333‑182411) and incorporated herein by reference).

10.2

Third Amended and Restated Wholesale and Parts CNH Industrial Capital Financing Agreement, dated November 3, 2011, by and between CNH Industrial America LLC and CNH Industrial Capital America LLC. (Previously filed as Exhibit 10.2 to the registration statement on Form S‑4 of the registrant (File No. 333‑182411) and incorporated herein by reference).

10.3

Amended and Restated Wholesale and Parts CNH Industrial Capital Financing Agreement, dated November 3, 2011, by and between CNH Industrial Canada Ltd. and CNH Industrial Capital Canada Ltd. (Previously filed as Exhibit 10.3 to the registration statement on Form S‑4 of the registrant (File No. 333‑182411) and incorporated herein by reference).

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
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Balance Sheets as of December 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

†     These certifications are deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section; nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

Pursuant to Item 601(b)(4)(iii) of Regulation S‑K, copies of instruments defining the rights of holders of certain long‑term debt have not been filed. The registrant will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNH INDUSTRIAL CAPITAL LLC

Date: March 3, 2017	By:	/s/ Brett D. Davis
		Name:	Brett D. Davis
		Title:	Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brett D. Davis	Chairman, President and Director	March 3, 2017
Brett D. Davis	(Principal Executive Officer)

/s/ Douglas MacLeod	Chief Financial Officer and Assistant Treasurer	March 3, 2017
Douglas MacLeod	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard Tobin	Director	March 3, 2017
Richard Tobin

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

PAGE
Report of Independent Registered Public Accounting Firm	F‑2
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014	F‑3
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014	F‑4
Consolidated Balance Sheets as of December 31, 2016 and 2015	F‑5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	F‑7
Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended December 31, 2016, 2015 and 2014	F‑8
Notes to Consolidated Financial Statements	F‑9
Schedules Omitted

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV and V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of CNH Industrial Capital LLC:

We have audited the accompanying consolidated balance sheets of CNH Industrial Capital LLC and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholder’s equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNH Industrial Capital LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 3, 2017

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollars in thousands)

	2016	2015	2014
REVENUES
Interest income on retail notes and finance leases	$211,506	$208,381	$204,452
Interest income on wholesale notes	68,910	72,326	74,450
Interest and other income from affiliates	398,372	408,979	437,435
Rental income on operating leases	243,531	214,187	165,914
Other income	24,402	25,207	52,500
Total revenues	946,721	929,080	934,751
EXPENSES
Interest expense:
Interest expense to third parties	297,881	269,091	255,951
Interest expense to affiliates	7,218	21,182	30,477
Total interest expense	305,099	290,273	286,428
Administrative and operating expenses:
Fees charged by affiliates	45,225	46,771	49,539
Provision for credit losses	30,846	21,895	14,124
Depreciation of equipment on operating leases	247,438	193,802	141,688
Other expenses	36,297	49,499	56,604
Total administrative and operating expenses	359,806	311,967	261,955
Total expenses	664,905	602,240	548,383
INCOME BEFORE TAXES	281,816	326,840	386,368
Income tax provision	94,304	109,241	127,118
NET INCOME	187,512	217,599	259,250
Net income attributed to noncontrolling interest	—	(259)	(1,227)
NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$187,512	$217,340	$258,023

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollars in thousands)

	2016	2015	2014
NET INCOME	$187,512	$217,599	$259,250
Other comprehensive income (loss):
Foreign currency translation adjustment	15,756	(112,281)	(57,822)
Pension liability adjustment	197	226	(342)
Change in unrealized gains on retained interests	—	—	(244)
Change in derivative financial instruments	1,449	445	2,408
Total other comprehensive income (loss)	17,402	(111,610)	(56,000)
COMPREHENSIVE INCOME	204,914	105,989	203,250
Less: comprehensive income attributed to noncontrolling interest	—	(259)	(1,227)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$204,914	$105,730	$202,023

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(Dollars in thousands)

	2016	2015
ASSETS
Cash and cash equivalents	$164,247	$302,148
Restricted cash	712,845	795,721
Receivables, less allowance for credit losses of $84,895 and $94,724, respectively	10,882,070	11,637,025
Affiliated accounts and notes receivable	83,843	171,658
Equipment on operating leases, net	1,858,443	1,796,501
Equipment held for sale	199,983	161,340
Goodwill	108,715	107,935
Other intangible assets, net	7,366	8,476
Other assets	25,747	47,210
TOTAL	$14,043,259	$15,028,014
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,262,629	$5,031,218
Accounts payable and other accrued liabilities	806,743	754,678
Affiliated debt	132,851	22,642
Long-term debt	7,474,318	7,768,044
Total liabilities	12,676,541	13,576,582
Commitments and contingent liabilities (Note 13)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	844,100	843,728
Accumulated other comprehensive income (loss)	(144,136)	(161,538)
Retained earnings	666,754	769,242
Total CNH Industrial Capital LLC stockholder’s equity	1,366,718	1,451,432
Noncontrolling interest	—	—
Total stockholder’s equity	1,366,718	1,451,432
TOTAL	$14,043,259	$15,028,014

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(Dollars in thousands)

The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”), which are included in the consolidated balance sheets. The assets in the table include only those assets that can be used to settle obligations of consolidated VIEs. The liabilities in the table include third‑party liabilities of the consolidated VIEs, for which creditors do not have recourse to the general credit of CNH Industrial Capital LLC.

	2016	2015
Restricted cash	$712,745	$795,621
Receivables, less allowance for credit losses of $66,084 and $75,909, respectively	7,682,488	9,064,834
TOTAL	$8,395,233	$9,860,455
Short-term debt (including current maturities of long-term debt)	$3,717,340	$4,517,207
Long-term debt	4,149,524	4,782,808
TOTAL	$7,866,864	$9,300,015

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollars in thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$187,512	$217,599	$259,250
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	247,472	193,837	141,727
Amortization of intangibles	1,998	1,581	1,125
Provision for credit losses	30,846	21,895	14,124
Deferred income tax expense	37,767	78,118	85,645
Stock compensation expense	372	478	1,068
Changes in components of working capital:
Change in affiliated accounts and notes receivables	88,470	(114,966)	50,815
Change in other assets and equipment held for sale	46,403	59,649	(87,357)
Change in accounts payable and other accrued liabilities	2,472	63,907	75,619
Net cash from (used in) operating activities	643,312	522,098	542,016
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(10,765,513)	(14,010,588)	(19,051,010)
Collections of receivables	11,547,142	14,788,413	18,241,277
Change in restricted cash	86,176	41,489	(86,450)
Purchase of equipment on operating leases	(723,383)	(937,917)	(996,858)
Proceeds from disposal of equipment on operating leases	361,952	317,127	269,222
Change in property and equipment and software, net	(890)	(1,702)	(2,685)
Net cash from (used in) investing activities	505,484	196,822	(1,626,504)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	1,238,950	1,473,676	2,041,129
Payment of affiliated debt	(1,128,741)	(2,308,981)	(1,516,433)
Proceeds from issuance of long-term debt	3,911,733	4,607,579	3,914,656
Payment of long-term debt	(4,682,446)	(4,739,516)	(3,009,731)
Change in short- term borrowings, net	(336,193)	433,450	(555,951)
Dividend paid to CNH Industrial America LLC	(290,000)	(170,000)	(115,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	—	(551)	(23,803)
Redemption of preferred stock of subsidiary	—	(60,416)	—
Net cash from (used in) financing activities	(1,286,697)	(764,759)	734,867
DECREASE IN CASH AND CASH EQUIVALENTS	(137,901)	(45,839)	(349,621)
CASH AND CASH EQUIVALENTS
Beginning of year	302,148	347,987	697,608
End of year	$164,247	$302,148	$347,987
CASH PAID DURING THE YEAR FOR INTEREST	$301,563	$281,529	$274,358
CASH PAID (RECEIVED) DURING THE YEAR FOR TAXES	$31,003	$(8,927)	$101,933

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollars in thousands)

	Company Stockholder
			Accumulated
			Other		Non-
	Member’s	Paid-in	Comprehensive	Retained	Controlling
	Capital	Capital	Income (Loss)	Earnings	Interest	Total
BALANCE - January 1, 2014	$—	$842,182	$6,072	$603,735	$58,428	$1,510,417
Net income	—	—	—	258,023	1,227	259,250
Dividend paid to CNH Industrial America LLC	—	—	—	(115,000)	—	(115,000)
Preferred dividend paid to CNH Industrial Canada Ltd	—	—	—	—	(23,803)	(23,803)
Foreign currency translation adjustment	—	—	(57,822)	—	—	(57,822)
Stock compensation	—	1,068	—	—	—	1,068
Pension liability adjustment, net of tax	—	—	(342)	—	—	(342)
Change in unrealized gain on retained interests, net of tax	—	—	(244)	—	—	(244)
Change in derivative financial instruments, net of tax	—	—	2,408	—	—	2,408
BALANCE - December 31, 2014	$—	$843,250	$(49,928)	$746,758	$35,852	$1,575,932
Net income	—	—	—	217,340	259	217,599
Dividend paid to CNH Industrial America LLC	—	—	—	(170,000)	—	(170,000)
Preferred dividend paid to CNH Industrial Canada Ltd	—	—	—	—	(551)	(551)
Redemption of preferred stock of subsidiary	—	—	—	(24,856)	(35,560)	(60,416)
Foreign currency translation adjustment	—	—	(112,281)	—	—	(112,281)
Stock compensation	—	478	—	—	—	478
Pension liability adjustment, net of tax	—	—	226	—	—	226
Change in derivative financial instruments, net of tax	—	—	445	—	—	445
BALANCE - December 31, 2015	$—	$843,728	$(161,538)	$769,242	$—	$1,451,432
Net income	—	—	—	187,512	—	187,512
Dividend paid to CNH Industrial America LLC	—	—	—	(290,000)	—	(290,000)
Foreign currency translation adjustment	—	—	15,756	—	—	15,756
Stock compensation	—	372	—	—	—	372
Pension liability adjustment, net of tax	—	—	197	—	—	197
Change in derivative financial instruments, net of tax	—	—	1,449	—	—	1,449
BALANCE - December 31, 2016	$—	$844,100	$(144,136)	$666,754	$—	$1,366,718

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1: NATURE OF OPERATIONS

CNH Industrial Capital LLC and its primary operating subsidiaries, including New Holland Credit Company, LLC (“New Holland Credit”), CNH Industrial Capital America LLC (“CNH Industrial Capital America”) and CNH Industrial Capital Canada Ltd. (“CNH Industrial Capital Canada”) (collectively, “CNH Industrial Capital” or the “Company”), are each a subsidiary of CNH Industrial America LLC (“CNH Industrial America”), which is an indirect wholly-owned subsidiary of CNH Industrial N.V. (“CNHI” and, together with its consolidated subsidiaries, “CNH Industrial”). CNH Industrial America and CNH Industrial Canada Ltd. (collectively, “CNH Industrial North America”) design, manufacture, and sell agricultural and construction equipment. CNH Industrial Capital provides financial services for CNH Industrial North America dealers and end-use customers primarily located in the United States and Canada.

CNHI is incorporated in and under the laws of The Netherlands. CNHI has its corporate seat in Amsterdam, The Netherlands, and its principal office in London, England. The common shares of CNHI are listed on the New York Stock Exchange under the symbol “CNHI,” as well as on the Mercato Telematico Azionario managed by Borsa Italiana S.p.A.

In October 2014, CNH Industrial Capital closed on a series of agreements with Citibank, N.A. and certain affiliates of Citibank, N.A. (together, “Citi”), pursuant to which Citi acquired CNH Industrial Capital’s portfolio of commercial revolving accounts (“CRA”) receivables. Pursuant to these agreements, Citi offers a private-label CRA product through CNH Industrial dealers in North America.

To support CNH Industrial North America’s sales of agricultural and construction equipment products, the Company offers retail financing to end-use customers and wholesale financing to CNH Industrial North America equipment dealers, all of which are independently owned. Wholesale financing consists primarily of dealer floorplan financing and allows dealers the ability to maintain a representative inventory of products. In addition, the Company provides financing to dealers for equipment used in dealer-owned rental yards, parts inventory, working capital, and other financing needs. The Company provides and administers retail financing, primarily retail installment sales contracts, finance leases and operating leases to end-use customers for the purchase or lease of new and used CNH Industrial North America equipment and other agricultural and construction equipment sold primarily through CNH Industrial North America dealers and distributors. In addition, the Company purchases equipment from dealers that is leased to retail customers under operating lease agreements. Customers also use CRA products to purchase parts, service, rentals, implements, and attachments from CNH Industrial North America dealers. The Company also finances a variety of insurance and other products for end users and dealers in conjunction with the purchase of new and used equipment. As a captive finance company, the Company is reliant on the operations of CNH Industrial North America, its dealers and end-use customers.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the Company and its consolidated subsidiaries. The consolidated financial statements are expressed in U.S. dollars. The consolidated financial statements include the accounts of the Company’s subsidiaries in which the Company has a controlling financial interest and reflect the noncontrolling interests of the minority owners of the subsidiaries that are not fully owned for the periods presented, as applicable. A controlling financial interest may exist based on ownership of a majority of the voting interest of a subsidiary, or based on the Company’s determination that it is the primary beneficiary of a variable interest entity (“VIE”). The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the economic performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. The Company assesses whether it is the primary beneficiary on an ongoing basis, as prescribed by the accounting guidance on the consolidation of VIEs. The consolidated status of the VIEs with which the Company is involved may change as a result of such reassessments.

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

Revenue Recognition

Finance and interest income on retail notes and finance leases and on wholesale notes is recorded using the effective yield method. Deferred costs on the origination of financing receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the effective yield method. Recognition of income on receivables is suspended when management determines that collection of future income is not probable or when an account becomes 120 days delinquent, whichever occurs earlier. Income accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time. The Company applies cash received on nonaccrual financing receivables to first reduce any unrecognized interest and then the recorded investment and any other fees. Receivables are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Delinquency is reported on receivables greater than 30 days past due. Charge‑offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is determined to be probable that all amounts due will not be collected

A substantial portion of the Company’s interest income arises from retail sales programs offered by CNH Industrial North America on which finance charges are waived or below-market rate financing programs are offered. When the Company acquires retail installment sales contracts and finance leases subject to below-market interest rates, including waived interest rate financing, the Company receives compensation from CNH Industrial North America based on the Company’s estimated costs and a targeted return on equity. This amount is initially recognized as an unearned finance charge and is recognized as interest income over the term of the retail notes and finance leases, and is included in “Interest and other income from affiliates” in the accompanying consolidated statements of income.

For selected wholesale receivables, CNH Industrial North America compensates the Company based on the Company’s estimated costs and a targeted return on equity. These amounts are included in “Interest and other income from affiliates” in the accompanying consolidated statements of income.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The Company is also compensated for lending funds to CNH Industrial North America. The amounts earned are included in “Interest and other income from affiliates” in the accompanying consolidated statements of income.

Income from operating leases is recognized over the term of the lease on a straight-line basis. For selected operating leases, CNH Industrial North America compensates the Company based on the Company’s estimated costs and a targeted return on equity. The amounts from CNH Industrial North America recognized as rental income on operating leases are included in “Interest and other income from affiliates.”

Foreign Currency Translation

The Company’s non‑U.S. subsidiaries maintain their books and accounting records using local currency as the functional currency. Assets and liabilities of these non‑U.S. subsidiaries are translated into U.S. dollars at period‑end exchange rates, and net exchange gains or losses resulting from such translation are included in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. Income and expense accounts of these non‑U.S. subsidiaries are translated at the average exchange rates for the period, and gains and losses from foreign currency transactions are included in net income in the period that they arise.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less. The carrying value of cash equivalents approximates fair value because of the short maturity of these investments.

Restricted Cash

Restricted cash includes principal and interest payments from retail notes and wholesale receivables owned by the consolidated VIEs that are payable to the VIEs’ investors, and cash pledged as a credit enhancement to the same investors. These amounts are held by depository banks in order to comply with contractual agreements.

Receivables

Receivables are recorded at amortized cost, net of allowances for credit losses and deferred fees and costs. Periodically, the Company sells or transfers retail notes and wholesale receivables to funding facilities or in securitization transactions. In accordance with the accounting guidance regarding transfers of financial assets and the consolidation of VIEs, the majority of the retail notes and wholesale receivables sold in securitizations do not qualify as sales and are recorded as secured borrowings with no gains or losses recognized at the time of securitization. Receivables associated with these securitization transactions and receivables that the Company has the ability and intent to hold for the foreseeable future are classified as held for investment. The substantial majority of the Company’s receivables, which include unrestricted receivables and restricted receivables for securitization investors, are classified as held for investment.

Allowance for Credit Losses

The allowance for credit losses is the Company’s estimate of losses on receivables owned by the Company and consists of two components, depending on whether the receivable has been individually identified as being impaired. The first component of the allowance for credit losses covers the receivables specifically reviewed by management for which the Company has determined it is probable that it will not collect all the principal and interest payments as per the terms of the contract. Receivables are individually reviewed for impairment based on, among other items, amounts outstanding, days past due and prior collection history. These receivables are subject to impairment measurement at the loan level based either on the fair value of the collateral for collateral dependent receivables or on the present value of expected future cash flows discounted at the receivables’ effective interest rate.

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

Equipment on Operating Leases

The Company purchases leases and equipment from CNH Industrial North America dealers and other independent third parties that have leased equipment to retail customers under operating leases. The Company’s investment in operating leases is based on the purchase price paid for the equipment. Income from these operating leases is recognized over the term of the lease. The equipment is depreciated on a straight-line basis over the term of the lease to the estimated residual value at lease termination. Residual values are estimated at the inception of the lease and are reviewed quarterly. Realization of the residual values is dependent on the Company’s future ability to re-market the equipment under then prevailing market conditions. Equipment model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Management believes that the estimated residual values are realizable. Expenditures for maintenance and repairs are the responsibility of the lessee.

The Company evaluates the carrying amount of equipment on operating leases for potential impairment when it determines a triggering event has occurred. When a triggering event occurs, a test for recoverability is performed comparing projected undiscounted future cash flows to the carrying amount of the asset. If the test for recoverability identifies a possible impairment, the asset’s fair value is measured in accordance with the fair value measurement framework. An impairment charge would be recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated fair value of the equipment, less cost to sell, and is not depreciated.

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite useful life and is reviewed for impairment at least annually. During 2016, 2015 and 2014, the Company performed its annual impairment review as of December 31, and concluded that there was no impairment in either year. Other intangible assets consist of software and are being amortized on a straight‑line basis over five years.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Derivatives

The Company’s policy is to enter into derivative transactions to manage exposures that arise in the normal course of business and not for trading or speculative purposes. The Company records derivative financial instruments in the consolidated balance sheets as either an asset or liability measured at fair value. The fair value of the Company’s interest rate derivatives is based on discounting expected cash flows, using market interest rates, over the remaining term of the instrument. The fair value of the Company’s foreign exchange derivatives is based on quoted market exchange rates, adjusted for the respective interest rate differentials (premiums or discounts). Changes in the fair value of derivative financial instruments are recognized in current income unless specific hedge accounting criteria are met. For derivative financial instruments designated to hedge exposure to changes in the fair value of a recognized asset or liability, the gain or loss is recognized in income in the period of change together with the offsetting loss or gain on the related hedged item. For derivative financial instruments designated to hedge exposure to variable cash flows of a forecasted transaction, the effective portion of the derivative financial instrument’s gain or loss is initially reported in accumulated other comprehensive income and is subsequently reclassified into income when the forecasted transaction affects income. The ineffective portion of the gain or loss is reported in income immediately. For derivative financial instruments that are not designated as hedges but held as economic hedges, the gain or loss is recognized immediately into income.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 is intended to simplify the presentation of debt issuance costs. The new standard requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 was retrospectively adopted by the Company on January 1, 2016. As a result, $37,155 of debt issuance costs at December 31, 2015 was reclassified from other assets to long-term debt.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which amends ASC 835-30, Interest – Imputation of Interest. ASU 2015-15 clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. ASU 2015-15 has been adopted and did not have a material effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on determining when and how to disclose going-

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. An entity must also provide certain disclosures if there is “substantial doubt” about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. ASU 2015-15 has been adopted and did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under current U.S. GAAP. The new standard requires an entity to recognize revenue upon transfer of control of goods or services to a customer at an amount that reflects the consideration that the entity expects to receive. This new revenue recognition model defines a five-step process to achieve this objective. The new standard also requires additional disclosures to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts with customers. In August 2015, the FASB amended the effective date to be the first quarter of fiscal year 2018 with early adoption permitted in 2017. The FASB subsequently issued several amendments in 2016 clarifying various aspects of ASU 2014-09, including revenue transactions that involve a third party, goods or services that are immaterial in the context of the contract, licensing arrangements, certain transition practical expedients, disclosure of performance obligation and provisions for losses on construction-type and production-type contracts. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the consolidated statement of changes in equity. The Company plans to adopt the new standard effective January 1, 2018. The Company is currently evaluating which transition method to elect. The Company is still evaluating the overall effect the adoption of this standard will have, but its implementation efforts to date have not identified any matters that it currently believes would result in a material effect on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which amends ASC 825-10, Financial Instruments - Overall. This ASU changes the treatment for available-for-sale equity investments by recognizing unrealized fair value changes directly in net income, and no longer in other comprehensive income. The ASU is effective January 1, 2018, with the cumulative-effect adjustment from initially applying the new standard recognized in the consolidated statement of financial position as of January 1, 2018. The impact of the adjustments on the Company’s consolidated financial statements is expected to be immaterial.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes ASC 840, Leases. The ASU’s most prominent change is the requirement for lessees to recognize leased assets and liabilities classified as operating leases under previous GAAP. The ASU does not significantly change the lessee’s recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. It is effective for annual reporting periods beginning after December 15, 2018 including interim periods within those fiscal years, but early adoption is permitted. The ASU requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) and ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require designation of that hedging relationship if all other hedge accounting criteria continue to be met. ASU 2016-06 clarifies the steps required to determine bifurcation of an embedded derivative. These standards will be effective for fiscal years beginning after December 15, 2016, and interim

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

periods within those fiscal years. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes ASC 326, Financial Instruments – Credit Losses. The ASU introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Additional disclosures about significant estimates and credit quality are also required. The ASU is effective for annual periods beginning after December 15, 2019 with early adoption permitted for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which amends ASC 740, Income Taxes. The ASU requires that the income tax consequences of an intra-entity asset transfer other than inventory are recognized at the time of transfer. The ASU is effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017 and early adoption is permitted. The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt the ASU in 2017.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

AOCI is comprised of net income and other adjustments, including foreign currency translation adjustments, pension plan adjustments, changes in fair value of the retained interests in the off‑book retail transactions and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. The Company does not provide income taxes on currency translation adjustments (“CTA”), as the historical earnings from the Company’s foreign subsidiaries are considered to be permanently reinvested.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the year ended December 31, 2016:

	Currency		Unrealized
	Translation	Pension	Losses on
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(155,341)	$(6,084)	$(3,184)	$(164,609)
Tax asset	—	2,226	845	3,071
Beginning balance, net of tax	(155,341)	(3,858)	(2,339)	(161,538)
Other comprehensive income (loss) before reclassifications	15,756	(476)	1,277	16,557
Amounts reclassified from accumulated other comprehensive income (loss)	—	792	694	1,486
Tax effects	—	(119)	(522)	(641)
Net current-period other comprehensive income (loss)	15,756	197	1,449	17,402
BALANCE at December 31, 2016	$(139,585)	$(3,661)	$(890)	$(144,136)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the year ended December 31, 2015:

	Currency		Unrealized
	Translation	Pension	Losses on
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(43,060)	$(6,425)	$(4,099)	$(53,584)
Tax asset	—	2,341	1,315	3,656
Beginning balance, net of tax	(43,060)	(4,084)	(2,784)	(49,928)
Other comprehensive income (loss) before reclassifications	(112,281)	(128)	(3,063)	(115,472)
Amounts reclassified from accumulated other comprehensive income (loss)	—	470	3,979	4,449
Tax effects	—	(116)	(471)	(587)
Net current-period other comprehensive income (loss)	(112,281)	226	445	(111,610)
BALANCE at December 31, 2015	$(155,341)	$(3,858)	$(2,339)	$(161,538)

The reclassifications out of AOCI and the location on the consolidated statements of income for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015	Affected Line Item
Amortization of defined benefit pension items:
	$(792)	$(470)	Insignificant items
	(792)	(470)	Income before taxes
	298	159	Income tax benefit
	$(494)	$(311)	Net of tax
Unrealized losses on derivatives:
	$(694)	$(3,979)	Interest expense to third parties
	(694)	(3,979)	Income before taxes
	184	1,283	Income tax benefit
	$(510)	$(2,696)	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of December 31, 2016 and 2015 is as follows:

	2016	2015
Retail note receivables	$854,777	$829,392
Wholesale receivables	677,371	761,128
Finance lease receivables	42,291	36,498
Restricted receivables	9,392,526	10,104,731
Gross receivables	10,966,965	11,731,749
Less: Allowance for credit losses	(84,895)	(94,724)
Total receivables, net	$10,882,070	$11,637,025

The Company provides and administers financing for retail purchases of new and used equipment sold through CNH Industrial North America’s dealer network. The terms of retail and other notes and finance leases generally range from two to six years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America.

Wholesale receivables arise primarily from the financing of the sale of goods to dealers and distributors by CNH Industrial North America, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have interest-free periods of up to twelve months and stated original maturities of up to twenty‑four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. During the interest‑free period, the Company is compensated by CNH Industrial North America based on market interest rates. After the expiration of any interest‑free period, interest is charged to dealers on outstanding balances until the Company receives payment in full. The interest‑free periods are determined based on the type of equipment sold and the time of year of the sale. Interest rates are set based on market factors and the prime rate or LIBOR. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH Industrial North America may be obligated to repurchase the dealer’s equipment upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2016, 2015 and 2014 relating to the termination of dealer contracts.

Maturities of retail and other notes, finance leases and wholesale receivables as of December 31, 2016, are as follows:

2017	$5,946,788
2018	1,847,564
2019	1,426,019
2020	998,601
2021 and thereafter	747,993
Total receivables	$10,966,965

It has been the Company’s experience that substantial portions of retail receivables are repaid or sold before their contractual maturity dates. As a result, the above table should not be regarded as a forecast of future cash collections. Retail, finance lease and wholesale receivables have significant concentrations of credit risk in the agricultural and construction business sectors. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the United States or Canada. The Company typically retains, as collateral, a security interest in the equipment associated with retail notes and wholesale receivables.

Restricted Receivables and Securitization

As part of its overall funding strategy, the Company periodically transfers certain receivables into VIEs that are special purpose entities (“SPEs”) as part of its asset‑backed securitization (“ABS”) programs.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

SPEs utilized in the securitization programs differ from other entities included in the Company’s consolidated financial statements because the assets they hold are legally isolated from the Company’s assets. For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Upon transfer of the receivables to the SPEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the SPEs’ creditors. The SPEs have ownership of cash balances that also have restrictions for the benefit of the SPEs’ investors. The Company’s interests in the SPEs’ receivables are subordinate to the interests of third‑party investors. None of the receivables that are directly or indirectly sold or transferred in any of these transactions are available to pay the Company’s creditors until all obligations of the SPE have been fulfilled or the receivables are removed from the SPE.

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of December 31, 2016 and 2015:

	2016	2015
Retail note receivables	$6,500,949	$7,215,976
Wholesale receivables	2,891,577	2,888,755
Total restricted receivables	$9,392,526	$10,104,731

Retail Receivables Securitizations

Within the U.S. retail receivables securitization programs, qualifying retail receivables are sold to limited purpose, bankruptcy‑remote SPEs. In turn, these SPEs establish separate trusts to which the receivables are transferred in exchange for proceeds from asset‑backed securities issued by the trusts. In Canada, the receivables are transferred directly to the trusts. These trusts were determined to be VIEs. In its role as servicer, the Company has the power to direct the trusts’ activities. Through its retained interests, the Company has an obligation to absorb certain losses, or the right to receive certain benefits, that could potentially be significant to the trusts. Consequently, the Company has consolidated these retail trusts.

During the years ended December 31, 2016 and 2015, the Company executed $2,861,732 and $3,183,138, respectively, in term retail asset‑backed transactions in the U.S. and Canada. The securities in these transactions are backed by agricultural and construction equipment retail receivable contracts and finance leases originated through CNH Industrial North America’s dealer network. As of December 31, 2016 and 2015, $5,653,908 and $6,179,498, respectively, of asset‑backed securities issued to investors were outstanding with weighted average remaining maturities of 30 months and 34 months, respectively. The Company believes that it is probable that it will continue to regularly utilize the term ABS markets.

The Company may retain all or a portion of the subordinated interests in the SPEs. No recourse provisions exist that allow holders of the asset‑backed securities issued by the trusts to put those securities back to the Company although the Company provides customary representations and warranties that could give rise to an obligation to repurchase from the trusts any receivables for which there is a breach of the representations and warranties. Moreover, the Company does not guarantee any securities issued by the trusts. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise of a cleanup‑call option by the Company, in its role as servicer.

The Company also has $1,571,476 in committed asset‑backed facilities through which it may sell on a monthly basis retail receivables generated in the United States and Canada. The Company has utilized these facilities in the past to fund the origination of receivables and has later repurchased and resold the receivables in the term ABS markets or found alternative financing for the receivables. The U.S. and Canadian facilities had an original funding term of two years and are renewable in September 2018 and December 2018, respectively. To the extent these facilities are not renewed, they will be repaid according to the amortization of the underlying receivables.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Wholesale Receivables Securitizations

With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities which are limited‑purpose, bankruptcy‑remote SPEs. As of December 31, 2016, debt issued through the U.S. master trust facility consists of two short-term facilities renewable at the discretion of the investors: $500,000  and $400,000 .

The Canadian master trust facility consists of a C$585,750 ($435,184) facility renewable December 2018 at the discretion of the investor.

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

Allowance for Credit Losses

The allowance for credit losses is the Company’s estimate of losses for receivables owned by the Company and consists of two components, depending on whether the receivable has been individually identified as being impaired. The first component of the allowance for credit losses covers the receivables specifically reviewed by management for which the Company has determined it is probable that it will not collect all the principal and interest payments as per the terms of the contract. Receivables are individually reviewed for impairment based on, among other items, amounts outstanding, days past due and prior collection history. These receivables are subject to impairment measurement at the loan level based either on the fair value of the collateral for collateral dependent receivables or on the present value of expected future cash flows discounted at the receivables’ effective interest rate.

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

The Company’s allowance for credit losses is segregated into three portfolio segments: retail, wholesale and other. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The retail segment includes retail notes and finance lease receivables. The wholesale segment includes wholesale financing to CNH Industrial North America dealers, and the other portfolio includes the Company’s CRA receivables through October 2014.

Further, the Company evaluates its portfolio segments by class of receivable: United States and Canada. Typically, the Company’s receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. These classes align with management reporting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Allowance for credit losses activity for the year ended December 31, 2016 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$88,405	$6,319	$—	$94,724
Charge-offs	(42,949)	(1)	—	(42,950)
Recoveries	3,228	522	—	3,750
Provision (benefit)	30,915	(69)	—	30,846
Foreign currency translation and other	(1,552)	77	—	(1,475)
Ending balance	$78,047	$6,848	$—	$84,895
Ending balance: individually evaluated for impairment	$18,113	$4,250	$—	$22,363
Ending balance: collectively evaluated for impairment	$59,934	$2,598	$—	$62,532
Receivables:
Ending balance	$7,398,017	$3,568,948	$—	$10,966,965
Ending balance: individually evaluated for impairment	$31,383	$43,659	$—	$75,042
Ending balance: collectively evaluated for impairment	$7,366,634	$3,525,289	$—	$10,891,923

Allowance for credit losses activity for the year ended December 31, 2015 is as follows:

	Retail	Wholesale	Other	Total
Allowance for credit losses:
Beginning balance	$88,697	$6,845	$—	$95,542
Charge-offs	(22,250)	(356)	—	(22,606)
Recoveries	2,555	27	—	2,582
Provision	21,812	83	—	21,895
Foreign currency translation and other	(2,409)	(280)	—	(2,689)
Ending balance	$88,405	$6,319	$—	$94,724
Ending balance: individually evaluated for impairment	$18,220	$3,185	$—	$21,405
Ending balance: collectively evaluated for impairment	$70,185	$3,134	$—	$73,319
Receivables:
Ending balance	$8,081,866	$3,649,883	$—	$11,731,749
Ending balance: individually evaluated for impairment	$94,584	$82,015	$—	$176,599
Ending balance: collectively evaluated for impairment	$7,987,282	$3,567,868	$—	$11,555,150

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

Platinum—Customers from whom the Company expects minimal, if any, collection or loss activity.

Gold, Silver, Bronze—Customers defined as those with the potential for collection or loss activity.

A breakdown of the retail portfolio by the customer’s risk grade at the time of origination as of December 31, 2016 and 2015 is as follows:

	2016	2015
Titanium	$4,117,736	$4,526,459
Platinum	2,045,684	2,196,628
Gold	1,042,918	1,139,255
Silver	157,170	184,281
Bronze	34,509	35,243
Total	$7,398,017	$8,081,866

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

Grades A and B - Includes receivables due from dealers that have significant capital strength, moderate leverage, stable earnings and growth, and excellent payment performance.

Grade C - Includes receivables due from dealers with moderate credit risk. Dealers of this grade are differentiated from higher grades on a basis of leverage or payment performance.

Grade D - Includes receivables due from dealers with additional credit risk. These dealers require additional monitoring due to their weaker financial condition or payment performance.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

A breakdown of the wholesale portfolio by its credit quality indicators as of December 31, 2016 and 2015 is as follows:

	2016	2015
A	$1,330,159	$1,482,570
B	1,603,893	1,650,643
C	322,652	343,409
D	312,244	173,261
Total	$3,568,948	$3,649,883

The following tables present information at the level at which management assesses and monitors its credit risk. Receivables are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Delinquency is reported on receivables greater than 30 days past due.

The aging of receivables as of December 31, 2016 and 2015 is as follows:

	2016
							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$25,416	$6,743	$40,500	$72,659	$6,146,129	$6,218,788	$7,377
Canada	$2,828	$765	$1,038	$4,631	$1,174,598	$1,179,229	$736
Wholesale
United States	$823	$88	$444	$1,355	$2,862,222	$2,863,577	$—
Canada	$—	$1	$4	$5	$705,366	$705,371	$—
Total
Retail	$28,244	$7,508	$41,538	$77,290	$7,320,727	$7,398,017	$8,113
Wholesale	$823	$89	$448	$1,360	$3,567,588	$3,568,948	$—

	2015
							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$32,484	$10,438	$25,815	$68,737	$6,846,967	$6,915,704	$8,251
Canada	$1,438	$279	$793	$2,510	$1,163,652	$1,166,162	$339
Wholesale
United States	$283	$2	$372	$657	$3,033,004	$3,033,661	$298
Canada	$2	$—	$21	$23	$616,199	$616,222	$—
Total
Retail	$33,922	$10,717	$26,608	$71,247	$8,010,619	$8,081,866	$8,590
Wholesale	$285	$2	$393	$680	$3,649,203	$3,649,883	$298

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of December 31, 2016 and 2015, the Company’s recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	2016			2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Retail
United States	$31,360	$30,031	$18,102	$53,499	$52,224	$17,951
Canada	$23	$23	$11	$815	$813	$269
Wholesale
United States	$43,659	$43,369	$4,250	$57,017	$56,741	$2,530
Canada	$—	$—	$—	$24,998	$24,932	$655
Total
Retail	$31,383	$30,054	$18,113	$54,314	$53,037	$18,220
Wholesale	$43,659	$43,369	$4,250	$82,015	$81,673	$3,185

As of December 31, 2016 and 2015, the Company’s impaired receivables individually evaluated for impairment without an allowance were immaterial

For the years ended December 31, 2016 and 2015, the Company’s average recorded investment in impaired receivables individually evaluated for impairment (based on a thirteen‑month average) and the related interest income recognized are as follows:

	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Retail
United States	$31,268	$379	$51,289	$2,116
Canada	$28	$2	$872	$81
Wholesale
United States	$46,482	$1,111	$63,953	$2,030
Canada	$—	$—	$28,241	$954
Total
Retail	$31,296	$381	$52,161	$2,197
Wholesale	$46,482	$1,111	$92,194	$2,984

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of December 31, 2016 and 2015 are as follows:

	2016			2015
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$49,998	$43,369	$93,367	$52,787	$56,741	$109,528
Canada	$325	$—	$325	$1,247	$24,933	$26,180

Troubled Debt Restructurings

A restructuring of a receivable constitutes a troubled debt restructuring (“TDR”) when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties. As a collateral‑based

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

lender, the Company typically will repossess collateral in lieu of restructuring receivables. As such, for retail receivables, concessions are typically provided based on bankruptcy court proceedings. For wholesale receivables, concessions granted may include extended contract maturities, inclusion of interest‑only periods, modification of a contractual interest rate to a below market interest rate and waiving of interest and principal.

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses. The allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, the Company estimates the current fair market value of the equipment collateral and considers credit enhancements such as additional collateral and third‑party guarantees.

Before removing a receivable from TDR classification, a review of the borrower is conducted. If concerns exist about the future ability of the borrower to meet its obligations based on a credit review, the TDR classification is not removed from the receivable.

As of December 31, 2016, the Company had approximately 658 retail and finance lease contracts classified as TDRs, of which the pre‑modification value was $28,146 and the post‑modification value was $27,404. A court has determined the concession in 238 of these cases. The pre‑modification value of these contracts was $4,284 and the post‑modification value was $3,688. As of December 31, 2015, the Company had approximately 601 retail and finance lease contracts classified as TDRs, of which the pre‑modification value was $21,975 and the post-modification value was $20,710. A court has determined the concession in 283 of these cases. The pre‑modification value of these contracts was $4,924 and the post‑modification value was $4,028. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re‑defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended December 31, 2016 and 2015.

As of December 31, 2016 and 2015, the Company’s wholesale TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases as of December 31, 2016 and 2015 is as follows:

	2016	2015
Equipment on operating leases	$2,169,874	$2,053,941
Accumulated depreciation	(311,431)	(257,440)
Total equipment on operating leases, net	$1,858,443	$1,796,501

Depreciation expense totaled $247,438, $193,802 and $141,688 for the years ended December 31, 2016, 2015 and 2014, respectively.

Lease payments owed to the Company for equipment under non‑cancelable operating leases (excluding deferred operating lease subsidy of $115,361) as of December 31, 2016 are as follows:

2017	$174,740
2018	113,165
2019	42,486
2020	16,286
2021 and thereafter	5,128
Total lease payments	$351,805

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Balance, beginning of year	$107,935	$112,851
Foreign currency translation adjustment	780	(4,916)
Balance, end of year	$108,715	$107,935

Goodwill is tested for impairment at least annually. During 2016, 2015 and 2014, the Company performed its annual impairment review as of December 31 and concluded that there were no impairments in either year. The Company has no accumulated impairment losses at December 31, 2016.

As of December 31, 2016 and 2015, the Company’s intangible asset and related accumulated amortization for its software is as follows:

	2016	2015
Software	$23,583	$23,321
Accumulated amortization	(16,217)	(14,845)
Total software, net	$7,366	$8,476

The Company recorded amortization expense of $1,998, $1,581 and $1,125 during 2016, 2015 and 2014, respectively.

Based on the current amount of software subject to amortization, the estimated annual amortization expense for each of the succeeding five years is as follows: $1,995 in 2017; $1,811 in 2018; $1,365 in 2019; $724 in 2020; and $158 in 2021.

NOTE 7: OTHER ASSETS

The components of other assets as of December 31, 2016 and 2015 are as follows:

	2016	2015
Tax receivables	$452	$20,560
Deferred tax assets	13,092	17,019
Derivative assets	5,666	5,142
Other current assets	6,537	4,489
Total other assets	$25,747	$47,210

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: CREDIT FACILITIES AND DEBT

The following table summarizes the Company’s debt and credit facilities, borrowings thereunder and availability at December 31, 2016:

	2016
				Current
				Maturities of
		Total	Short-Term	Long-Term	Long-Term
	Maturity (1)	Facility/Debt	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2018	$1,200,000	$—	$142,462	$425,237	$632,301
Retail - Canada	Dec 2018	371,476	—	74,645	251,427	45,404
Wholesale VFN - U.S.	Various	900,000	900,000	—	—	—
Wholesale VFN - Canada	Dec 2018	435,184	435,184	—	—	—
		2,906,660	1,335,184	217,107	676,664	677,705
Term Secured Debt
Amortizing retail term ABS - N.A.	Various	5,653,908	—	2,165,049	3,488,859	—
Other ABS financing - N.A.	Various	103,275	—	45,289	57,986	—
Unamortized issuance costs		(15,999)	—	—	(15,999)	—
		5,741,184	—	2,210,338	3,530,846	—
Unsecured Facilities
Revolving credit facilities	2019	400,000	—	—	—	400,000
Unsecured Debt
Notes	Various	3,700,000	—	500,000	3,200,000	—
Term loan	2018	100,000	—	—	100,000	—
Hedging effects, discounts and unamortized issuance costs		(33,192)	—	—	(33,192)	—
		3,766,808	—	500,000	3,266,808	—
Total credit facilities and debt		$12,814,652	$1,335,184	$2,927,445	$7,474,318	$1,077,705

(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

A summary of the minimum annual repayments of long‑term debt as of December 31, 2016, for 2018 and thereafter is as follows:

2018	$3,083,657
2019	1,864,970
2020	1,447,823
2021	1,029,129
2022 and thereafter	48,739
Total	$7,474,318

The following table summarizes the Company’s credit facilities, borrowings thereunder and availability at December 31, 2015:

	2015
				Current
				Maturities of
		Total	Short-Term	Long-Term	Long-Term
	Maturity (1)	Facility/Debt	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2017	$1,200,000	$—	$199,587	$670,448	$329,965
Retail - Canada	Dec 2017	360,115	—	56,360	186,622	117,133
Wholesale VFN - U.S.	Various	1,250,000	1,250,000	—	—	—
Wholesale VFN - Canada	Dec 2017	421,875	408,068	—	—	13,807
		3,231,990	1,658,068	255,947	857,070	460,905
Term Secured Debt
Amortizing retail term ABS - N.A.	Various	6,179,498	—	2,235,892	3,943,606	—
Wholesale term - U.S.	Aug 2016	367,300	—	367,300	—	—
Other ABS financing - N.A.	Various	124,441	—	14,011	110,430	—
Unamortized issuance costs		(17,870)	—	—	(17,870)	—
		6,653,369	—	2,617,203	4,036,166	—
Unsecured Facilities
Revolving credit facilities	Various	250,000	—	—	—	250,000
Unsecured Debt
Notes	Various	3,300,000	—	500,000	2,800,000	—
Term loan	2018	100,000	—	—	100,000	—
Hedging effects, discounts and unamortized issuance costs		(25,192)	—	—	(25,192)	—
		3,374,808	—	500,000	2,874,808	—
Total credit facilities and debt		$13,510,167	$1,658,068	$3,373,150	$7,768,044	$710,905

(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

Committed Asset‑Backed Facilities

The Company has access to committed asset‑backed facilities with several banks through which it may sell its receivables. The Company utilizes retail facilities to fund the origination of retail receivables and has exercised the option to periodically repurchase receivables and resell them in the term ABS markets (shown as “Amortizing retail term ABS—N.A.”) or found alternative financing for the receivables. Under these facilities, the maximum amount of proceeds that can be accessed at one time is $1,571,476. In addition, if the receivables sold are not repurchased by the

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Company, the related debt is paid only as the underlying receivables are collected. Such receivables have maturities not exceeding seven years. The Company believes it is probable that a majority of these receivables will be repurchased and resold in the ABS markets. Borrowings against these facilities accrue interest based on prevailing money market rates, plus an applicable margin.

The Company finances a portion of its wholesale receivable portfolio with the issue of Variable Funding Notes (''VFNs'') which are privately subscribed by certain bank and asset‑backed commercial paper conduits. These notes accrue interest based on prevailing money market rates, plus an applicable margin.

Secured Debt

Secured borrowings bear interest at either floating rates of LIBOR plus an applicable margin or fixed rates.

Unsecured Facilities and Debt

As of December 31, 2016, the Company’s outstanding unsecured senior notes were as follows:

3.250% notes, due 2017	$500,000
3.625% notes, due 2018	600,000
3.875% notes, due 2018	600,000
3.375% notes, due 2019	500,000
4.375% notes, due 2020	600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
Hedging effects, discounts and unamortized issuance costs	(33,192)
Total	$3,666,808

On March 17, 2016, the Company completed an offering of $500,000 in aggregate principal amount of its 4.875% unsecured notes due 2021, issued at a price of 99.447%.

On October 21, 2016, the Company completed an offering of $400,000 in aggregate principal amount of its 3.875% unsecured notes due 2021, issued at a price of 99.441%.

On November 1, 2016, the Company repaid $500,000 of its 6.250% unsecured notes.

These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

As of December 31, 2016, the Company had bank arrangements that included a $100,000 unsecured term loan with a final maturity in March 2018 and undrawn, unsecured revolving credit facilities of $100,000 with a final maturity in March 2019 and $300,000 with a final maturity in June 2019.

Covenants

The indentures and credit agreements governing the Company’s unsecured funding transactions contain covenants that restrict the Company’s ability and/or that of its subsidiaries to, among other things, incur additional debt, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, enter into sale or leaseback transactions and/or sell certain assets or merge with or into other companies. In addition, the Company is required to maintain certain coverage levels for leverage and EBITDA, the latter of which is eliminated upon achievement of certain rating levels.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Interest Rates

The weighted‑average interest rate on total short‑term debt outstanding at December 31, 2016 and 2015 was 1.5% and 1.0%, respectively. The weighted‑average interest rate on total long‑term debt (including current maturities of long‑term debt) at December 31, 2016 and 2015 was 2.4% and 2.1%, respectively. The average rate is calculated using the actual rates at December 31, 2016 and 2015, weighted by the amount of outstanding borrowings of each debt instrument.

Support Agreement

Effective as of September 29, 2013, in connection with the merger of CNH Global N.V., the former indirect parent of CNH Industrial Capital (“CNH Global”), with and into CNHI, CNHI assumed all of CNH Global’s obligations under the support agreement, pursuant to which CNHI has agreed to, among other things, (a) make cash capital contributions to the Company, to the extent necessary to cause the ratio of net earnings available for fixed charges to fixed charges to be not less than 1.05 for each fiscal quarter (with such ratio determined, on a consolidated basis and in accordance with U.S. GAAP, for such fiscal quarter and the immediately preceding three fiscal quarters taken as a whole), (b) generally maintain an ownership of at least 51% of the voting equity interests in the Company and (c) cause the Company to have, as of the end of any fiscal quarter, a consolidated tangible net worth of at least $50 million. The support agreement is not intended to be and is not a guarantee by CNHI of any indebtedness or other obligation of the Company. The obligations of CNHI to the Company pursuant to this support agreement are to the Company only and do not run to, and are not enforceable directly by, any creditor of the Company. The support agreement may be modified, amended or terminated, at CNHI’s election, upon thirty days’ prior written notice to the Company and the rating agencies, if (a) the modification, amendment or termination would not result in a downgrade of the Company’s rated indebtedness; (b) the modification, amendment or notice of termination provides that the support agreement will continue in effect with respect to the Company’s rated indebtedness then outstanding; or (c) the Company has no long‑term rated indebtedness outstanding.

NOTE 9: INCOME TAXES

The income and expenses of the Company and certain of its domestic subsidiaries are included in the consolidated income tax return of Case New Holland Inc., a wholly owned subsidiary of CNHI, and parent of CNH Industrial America. The Company’s Canadian subsidiaries file separate income tax returns, as do certain domestic subsidiaries. The Company and certain of its domestic subsidiaries are LLCs and, as a result, incur no income tax liability on a stand‑alone basis for tax purposes. However, for financial reporting, all tax accounts have been disclosed and the income tax expense is reflective for all of the companies included in the consolidated financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The sources of income before taxes for the years ended December 31, 2016, 2015, and 2014 are as follows, with foreign defined as any income earned outside the United States:

	2016	2015	2014
Domestic	$193,765	$248,156	$291,290
Foreign	88,051	78,684	95,078
Income before taxes	$281,816	$326,840	$386,368

The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Current income tax expense (benefit):
Domestic	$38,845	$11,246	$(4,159)
Foreign	17,692	19,877	45,632
Total current income tax expense	56,537	31,123	41,473
Deferred income tax expense (benefit):
Domestic	33,798	76,969	108,836
Foreign	3,969	1,149	(23,191)
Total deferred income tax expense	37,767	78,118	85,645
Total tax provision	$94,304	$109,241	$127,118

A reconciliation of CNH’s statutory and effective income tax rate for the years ended December 31, 2016, 2015, and 2014 is as follows:

	2016	2015	2014
Tax provision at statutory rate	35.0%	35.0%	35.0%
State taxes	4.7	4.0	3.2
Foreign taxes	(5.2)	(4.8)	(5.0)
Tax contingencies	—	—	(0.1)
Tax credits and incentives	(0.6)	(0.5)	(0.1)
Other	(0.4)	(0.3)	(0.1)
Total tax provision effective rate	33.5%	33.4%	32.9%

The components of the Company’s net deferred tax liability as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Pension, postretirement and post-employment benefits	$3,111	$2,964
Marketing and sales incentive programs	60,364	69,198
Allowance for credit losses	30,606	33,434
Other accrued liabilities	3,641	10,613
Tax loss and tax credit carry forwards	712	5,906
Total deferred tax assets	$98,434	$122,115
Deferred tax liability:
Equipment on operating lease	$396,070	$376,828
Deferred tax liability, net (1)	$(297,636)	$(254,713)

(1)

In the accompanying consolidated balance sheets, the US net deferred tax position in 2016 and 2015 is included in “Accounts payable and other accrued liabilities” while the Canadian net deferred tax position in 2016 and 2015 is included in “Other assets”.

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

A reconciliation of the gross amounts of tax contingencies at the beginning and end of the year is as follows:

	2016	2015	2014
Balance, beginning of year	$—	$8	$5,423
Additions based on tax positions related to the current year	—	—	—
Reductions for tax positions of prior years	—	—	(492)
Settlements	—	(8)	(4,923)
Balance, end of year	$—	$—	$8

The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $0.

The Company recognizes interest and penalties accrued related to tax contingencies in income tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $0, $0 and $(3,187), respectively, in interest and penalties. The Company had approximately $0, $0 and $(424) for the expected future payment of interest and penalties accrued at December 31, 2016, 2015 and 2014, respectively.

During 2014, the Company effectively settled the outstanding audits for tax years 2003 through 2006. The contingency reserve set up for these years amounted to $5,959 and the amount of cash outlays were $4,887, which resulted in a net benefit of $1,072. During 2015, the Company closed the last remaining item related to tax year 2010 for a state portion that was amended. During 2016, the Canadian Revenue Agency opened an audit for our 2012 and 2013 tax years; no material adjustments have been proposed at this time.

At December 31, 2016, undistributed earnings in certain subsidiaries outside the U.S. totaled $412,000 for which no deferred taxes have been recorded as the remittance of earnings from certain jurisdictions would incur no tax or such earnings are permanently reinvested. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

NOTE 10: FINANCIAL INSTRUMENTS

The Company may elect to measure many financial instruments and certain other items at fair value. This fair value option must be applied on an instrument‑by‑instrument basis with changes in fair value reported in earnings. The election can be made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once made. The Company did not elect the fair value measurement option for eligible items.

Fair‑Value Hierarchy

U.S. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s internally‑developed market assumptions. These two types of inputs have created the following fair‑value hierarchy:

Level 1 - Quoted prices for identical instruments in active markets.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model‑derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

This hierarchy requires the use of observable market data when available.

Determination of Fair Value

When available, the Company uses quoted market prices to determine fair value and classifies such items in Level 1. In some cases where a market price is not available, the Company will make use of observable market‑based inputs to calculate fair value, in which case the items are classified in Level 2.

If quoted or observable market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market‑based or independently sourced market parameters such as interest rates, currency rates, or yield curves. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed‑rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the years ended December 31, 2016, 2015 and 2014. These amounts are recorded in “Other expenses” in the consolidated statements of income. As of December 31, 2016, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 42 months. As of December 31, 2016, the after‑tax losses deferred in accumulated other comprehensive income that will be recognized in interest expense over the next 12 months are approximately $471.

The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset‑backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the years ended December 31, 2016, 2015 and 2014.

Most of the Company’s interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company’s interest rate derivatives is not known in advance, the

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company’s interest rate derivatives was approximately $2,954,424 and $2,840,821 at December 31, 2016 and 2015, respectively. The thirteen‑month average notional amounts as of December 31, 2016 and 2015 were $3,099,006 and $2,876,380, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of December 31, 2016 and 2015 in the consolidated balance sheets are recorded as follows:

	2016	2015
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$1,631	$1,188
Accounts payable and other accrued liabilities:
Interest rate derivatives	$5,646	$1,027
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$3,977	$3,863
Foreign exchange contracts	58	91
Total	$4,035	$3,954
Accounts payable and other accrued liabilities:
Interest rate derivatives	$3,977	$3,863
Foreign exchange contracts	1,183	—
Total	$5,160	$3,863

Pre‑tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the years ended December 31, 2016, 2015 and 2014 are recorded in the following accounts:

	2016	2015	2014
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives	$1,277	$(3,063)	$(747)
Reclassified from accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives—Interest expense to third parties	(694)	(3,979)	(4,502)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$4,128	$(329)	$(285)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015, all of which are classified as Level 2:

	Level 2
	2016	2015
Assets
Interest rate derivatives	$5,608	$5,051
Foreign exchange contracts	58	91
Total assets	$5,666	$5,142
Liabilities
Interest rate derivatives	$9,623	$4,890
Foreign exchange contracts	1,183	—
Total liabilities	$10,806	$4,890

There were no transfers between Level 1, Level 2 and Level 3 hierarchy levels during the periods presented.

The following table presents the changes in the Level 3 fair‑value category for the year ended December 31, 2014:

Retained
Interests
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

Equipment held for sale measured at fair value on a nonrecurring basis that was held on the consolidated balance sheet at December 31, 2016 and 2015 was $155,473 and $92,753, respectively. The fair market value of these assets was based on an internal valuation methodology, which used industry guide book values adjusted for recent remarketing history and was classified as Level 3 under the fair value hierarchy. For the years ended December 31, 2016, 2015 and 2014, the Company recorded impairment losses on equipment held for sale of $11,400, $28,893 and $12,300, respectively. In addition, the Company recorded (gains) losses on the sale of the equipment held of $(1,690),  $(4,783) and $8,180 for the years ended December 31, 2016, 2015 and 2014, respectively. Both the impairment losses and the gains on the sale of equipment held were included in “Other expenses” in the accompanying consolidated statements of income.

Fair Value of Other Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, floating-rate affiliated accounts and notes receivable, floating‑rate short‑term debt, interest payable and short‑term affiliated debt was assumed to approximate its fair value. Under the fair value hierarchy, cash and cash equivalents and restricted cash are classified as Level 1 and the remainder of the financial instruments listed is classified as Level 2.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of December 31, 2016 and 2015 are as follows:

	2016		2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$10,882,070	$10,885,595	$11,637,025	$11,653,032
Long-term debt	$7,474,318	$7,364,581	$7,768,044	$7,693,849

*Under the fair value hierarchy, receivables measurements are classified as Level 3 and long‑term debt measurements are classified as Level 2.

Financial Assets

The fair value of receivables was determined by discounting the estimated future payments using a discount rate which includes an estimate for credit risk.

Financial Liabilities

The fair values of long‑term debt were based on current market quotes for identical or similar borrowings and credit risk.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

A summary of the Company’s reportable segment information is as follows:

	2016	2015	2014
Revenues
United States	$780,071	$762,790	$741,869
Canada	170,825	170,342	197,769
Eliminations	(4,175)	(4,052)	(4,887)
Total	$946,721	$929,080	$934,751
Interest expense
United States	$269,560	$249,209	$236,835
Canada	39,714	45,116	54,480
Eliminations	(4,175)	(4,052)	(4,887)
Total	$305,099	$290,273	$286,428
Segment net income
United States	$121,122	$159,942	$186,611
Canada	66,390	57,657	72,639
Total	$187,512	$217,599	$259,250
Depreciation and amortization
United States	$208,942	$160,069	$108,074
Canada	40,528	35,349	34,778
Total	$249,470	$195,418	$142,852
Expenditures for equipment on operating leases
United States	$555,219	$789,035	$861,815
Canada	168,164	148,882	135,043
Total	$723,383	$937,917	$996,858
Provision for credit losses
United States	$35,867	$20,440	$10,706
Canada	(5,021)	1,455	3,418
Total	$30,846	$21,895	$14,124

	2016	2015	2014
Segment assets
United States	$12,016,606	$13,088,630	$13,430,826
Canada	2,400,814	2,225,158	2,693,008
Eliminations	(374,161)	(285,774)	(214,269)
Total	$14,043,259	$15,028,014	$15,909,565
Managed receivables
United States	$9,082,365	$9,949,367	$10,708,704
Canada	1,884,600	1,782,382	2,175,865
Total	$10,966,965	$11,731,749	$12,884,569

NOTE 12: RELATED‑PARTY TRANSACTIONS

The Company receives compensation from CNH Industrial North America for retail, wholesale and operating lease sales programs offered by CNH Industrial North America on which finance charges are waived or below market rate financing programs are offered. The Company receives compensation from CNH Industrial North America based

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

on the Company’s estimated costs and a targeted return on equity. The Company is also compensated for lending funds to CNH Industrial North America.

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income at December 31, 2016, 2015, and 2014 is as follows:

	2016	2015	2014
Subsidy from CNH Industrial North America:
Retail	$170,425	$193,008	$228,023
Wholesale	156,654	151,960	161,308
Operating lease	70,138	63,955	48,035
Income from affiliated receivables:
CNH Industrial North America	1,155	56	—
Other affiliates	—	—	69
Total interest and other income from affiliates	$398,372	$408,979	$437,435

Fees charged by affiliates represent payroll and other human resource services CNH Industrial America performs on behalf of the Company.

As of December 31, 2016 and 2015, the Company had various accounts and notes receivable and debt with the following affiliates:

	2016			2015
	Rate	Maturity	Amount	Rate	Maturity	Amount
Affiliated receivables from:
CNH Industrial America	0%	-	$49,526	0%	-	$149,050
CNH Industrial Canada Ltd.	0%	-	21,398	0%	-	10,258
Other affiliates	0%	-	12,919	0%	-	12,350
Total affiliated receivables			$83,843			$171,658
Affiliated debt owed to:
CNH Industrial America	3.62%	2017	$132,851			$—
CNH Industrial Canada Ltd.			—	3.33%	2016	22,642
Total affiliated debt			$132,851			$22,642

Included in “Other Assets” in the accompanying balance sheets were tax receivables due from related parties of $20,122 as of December 31, 2015. Accounts payable and other accrued liabilities, including tax payables, of $3,792 and $2,646, respectively, as of December 31, 2016 and 2015, were payable to related parties. Interest expense to affiliates was $7,218, $21,182 and $30,477, respectively, for the years ended December 31, 2016, 2015 and 2014.

In order to utilize the used equipment marketing channels that exist in CNH Industrial Capital, inventory of $10,902 and $19,541 was transferred from CNH Industrial America at cost during the years ended December 31, 2015 and 2014, respectively, of which $1,401 remains in “Equipment held for sale” in the accompanying consolidated balance sheets as of December 31, 2016.

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

Commitments

The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At December 31, 2016, the total credit limit available was $6,333,378, of which $3,445,422 was utilized.

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit, which are 100%‑owned subsidiaries of CNH Industrial Capital LLC (the “Guarantor Entities”), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%‑owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of December 31, 2016 and 2015 and for the three years ended December 31, 2016. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Comprehensive Income for the
	Year Ended December 31, 2016
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$15,990	$195,516	$—	$211,506
Interest income on wholesale notes	—	(96)	69,006	—	68,910
Interest and other income from affiliates	97,254	232,020	324,262	(255,164)	398,372
Rental income on operating leases	—	196,911	46,620	—	243,531
Other income	—	103,422	2,837	(81,857)	24,402
Total revenues	97,254	548,247	638,241	(337,021)	946,721
EXPENSES
Interest expense:
Interest expense to third parties	162,264	6,209	129,408	—	297,881
Interest expense to affiliates	—	226,544	35,838	(255,164)	7,218
Total interest expense	162,264	232,753	165,246	(255,164)	305,099
Administrative and operating expenses:
Fees charged by affiliates	—	43,469	83,613	(81,857)	45,225
Provision for credit losses	—	9,879	20,967	—	30,846
Depreciation of equipment on operating leases	—	206,924	40,514	—	247,438
Other expenses	—	28,035	8,262	—	36,297
Total administrative and operating expenses	—	288,307	153,356	(81,857)	359,806
Total expenses	162,264	521,060	318,602	(337,021)	664,905
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(65,010)	27,187	319,639	—	281,816
Income tax provision (benefit)	(24,261)	10,204	108,361	—	94,304
Equity in income of consolidated subsidiaries accounted for under the equity method	228,261	211,278	—	(439,539)	—
NET INCOME	187,512	228,261	211,278	(439,539)	187,512
Net income attributed to noncontrolling interest	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$187,512	$228,261	$211,278	$(439,539)	$187,512
COMPREHENSIVE INCOME (LOSS)	$204,914	$245,663	$225,994	$(471,657)	$204,914
Comprehensive income attributed to noncontrolling interest	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$204,914	$245,663	$225,994	$(471,657)	$204,914

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Balance Sheets as of December 31, 2016
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$151,553	$12,694	$—	$164,247
Restricted cash	—	100	712,745	—	712,845
Receivables, less allowance for credit losses	—	1,453,303	9,428,767	—	10,882,070
Affiliated accounts and notes receivable	3,138,443	2,293,055	1,878,093	(7,225,748)	83,843
Equipment on operating leases, net	—	1,526,746	331,697	—	1,858,443
Equipment held for sale	—	182,636	17,347	—	199,983
Investments in consolidated subsidiaries accounted for under the equity method	2,286,578	2,332,668	—	(4,619,246)	—
Goodwill and intangible assets, net	—	88,938	27,143	—	116,081
Other assets	3,870	(14,344)	40,517	(4,296)	25,747
TOTAL	$5,428,891	$8,014,655	$12,449,003	$(11,849,290)	$14,043,259
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$500,000	$45,289	$3,717,340	$—	$4,262,629
Accounts payable and other accrued liabilities	295,365	2,688,323	1,132,462	(3,309,407)	806,743
Affiliated debt	—	2,936,479	1,117,009	(3,920,637)	132,851
Long-term debt	3,266,808	57,986	4,149,524	—	7,474,318
Total liabilities	4,062,173	5,728,077	10,116,335	(7,230,044)	12,676,541
Stockholder’s equity	1,366,718	2,286,578	2,332,668	(4,619,246)	1,366,718
TOTAL	$5,428,891	$8,014,655	$12,449,003	$(11,849,290)	$14,043,259

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Cash Flows for the
	Year Ended December 31, 2016
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(102,001)	$(7,764)	$594,950	$158,127	$643,312
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(8,577,888)	(9,076,389)	6,888,764	(10,765,513)
Collections of receivables	—	8,660,606	9,775,641	(6,889,105)	11,547,142
Change in restricted cash	—	—	86,176	—	86,176
Purchase of equipment on operating leases, net	—	(255,439)	(105,992)	—	(361,431)
Change in property and equipment and software, net	—	(887)	(3)	—	(890)
Net cash from (used in) investing activities	—	(173,608)	679,433	(341)	505,484
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	172,351	224,700	(286,842)	110,209
Net change in indebtedness	392,001	(21,166)	(1,477,741)	—	(1,106,906)
Dividends paid to CNH Industrial America LLC	(290,000)	—	(129,056)	129,056	(290,000)
Net cash from (used in) financing activities	102,001	151,185	(1,382,097)	(157,786)	(1,286,697)
DECREASE IN CASH AND CASH EQUIVALENTS	—	(30,187)	(107,714)	—	(137,901)
CASH AND CASH EQUIVALENTS:
Beginning of year	—	181,740	120,408	—	302,148
End of year	$—	$151,553	$12,694	$—	$164,247

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Comprehensive Income for the
	Year Ended December 31, 2015
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$7,242	$201,139	$—	$208,381
Interest income on wholesale notes	—	(1,221)	73,547	—	72,326
Interest and other income from affiliates	85,976	222,387	340,456	(239,840)	408,979
Rental income on operating leases	—	168,943	45,244	—	214,187
Other income	—	105,784	2,777	(83,354)	25,207
Total revenues	85,976	503,135	663,163	(323,194)	929,080
EXPENSES
Interest expense:
Interest expense to third parties	143,485	(2,468)	128,074	—	269,091
Interest expense to affiliates	—	226,079	34,943	(239,840)	21,182
Total interest expense	143,485	223,611	163,017	(239,840)	290,273
Administrative and operating expenses:
Fees charged by affiliates	—	44,711	85,414	(83,354)	46,771
Provision for credit losses	—	4,148	17,747	—	21,895
Depreciation of equipment on operating leases	—	155,194	38,608	—	193,802
Other expenses	1	40,114	9,384	—	49,499
Total administrative and operating expenses	1	244,167	151,153	(83,354)	311,967
Total expenses	143,486	467,778	314,170	(323,194)	602,240
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(57,510)	35,357	348,993	—	326,840
Income tax provision (benefit)	(22,180)	10,522	120,899	—	109,241
Equity in income of consolidated subsidiaries accounted for under the equity method	252,670	227,835	—	(480,505)	—
NET INCOME	217,340	252,670	228,094	(480,505)	217,599
Net income attributed to noncontrolling interest	—	—	(259)	—	(259)
NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$217,340	$252,670	$227,835	$(480,505)	$217,340
COMPREHENSIVE INCOME (LOSS)	$105,730	$141,060	$132,062	$(272,863)	$105,989
Comprehensive income attributed to noncontrolling interest	—	—	(259)	—	(259)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$105,730	$141,060	$131,803	$(272,863)	$105,730

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Cash Flows for the
	Year Ended December 31, 2015
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(126,019)	$722,712	$(367,316)	$292,721	$522,098
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(11,582,973)	(10,723,276)	8,295,661	(14,010,588)
Collections of receivables	—	11,878,402	11,205,283	(8,295,272)	14,788,413
Change in restricted cash	—	—	41,489	—	41,489
Purchase of equipment on operating leases, net	—	(605,011)	(15,779)	—	(620,790)
Change in property and equipment and software, net	—	(1,702)	—	—	(1,702)
Net cash from (used in) investing activities	—	(311,284)	507,717	389	196,822
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(556,700)	14,505	(293,110)	(835,305)
Net change in indebtedness	296,019	101,669	(96,175)	—	301,513
Dividends paid to CNH Industrial America LLC	(170,000)	—	—	—	(170,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	—	—	(551)	—	(551)
Redemption of preferred stock of subsidiary	—	—	(60,416)	—	(60,416)
Net cash from (used in) financing activities	126,019	(455,031)	(142,637)	(293,110)	(764,759)
DECREASE IN CASH AND CASH EQUIVALENTS	—	(43,603)	(2,236)	—	(45,839)
CASH AND CASH EQUIVALENTS:
Beginning of year	—	225,343	122,644	—	347,987
End of year	$—	$181,740	$120,408	$—	$302,148

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Comprehensive Income for the
	Year Ended December 31, 2014
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$9,696	$194,756	$—	$204,452
Interest income on wholesale notes	—	(1,292)	75,742	—	74,450
Interest and other income from affiliates	96,352	220,950	382,145	(262,012)	437,435
Rental income on operating leases	—	108,568	57,346	—	165,914
Other income	—	142,031	7,681	(97,212)	52,500
Total revenues	96,352	479,953	717,670	(359,224)	934,751
EXPENSES
Interest expense:
Interest expense to third parties	124,629	(7,328)	138,650	—	255,951
Interest expense to affiliates	—	245,133	47,356	(262,012)	30,477
Total interest expense	124,629	237,805	186,006	(262,012)	286,428
Administrative and operating expenses:
Fees charged by affiliates	—	40,103	106,648	(97,212)	49,539
Provision for credit losses	—	(1,300)	15,424	—	14,124
Depreciation of equipment on operating leases	—	93,549	48,139	—	141,688
Other expenses	1	55,836	767	—	56,604
Total administrative and operating expenses	1	188,188	170,978	(97,212)	261,955
Total expenses	124,630	425,993	356,984	(359,224)	548,383
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(28,278)	53,960	360,686	—	386,368
Income tax provision (benefit)	(10,873)	19,097	118,894	—	127,118
Equity in income of consolidated subsidiaries accounted for under the equity method	275,428	240,565	—	(515,993)	—
NET INCOME	258,023	275,428	241,792	(515,993)	259,250
Net income attributed to noncontrolling interest	—	—	(1,227)	—	(1,227)
NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$258,023	$275,428	$240,565	$(515,993)	$258,023
COMPREHENSIVE INCOME (LOSS)	$202,023	$219,428	$194,587	$(412,788)	$203,250
Comprehensive income attributed to noncontrolling interest	—	—	(1,227)	—	(1,227)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$202,023	$219,428	$193,360	$(412,788)	$202,023

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Cash Flows for the Year Ended December 31, 2014
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(483,934)	$178,599	$556,278	$291,073	$542,016
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(15,819,248)	(15,532,463)	12,300,701	(19,051,010)
Collections of receivables	—	15,480,203	15,062,472	(12,301,398)	18,241,277
Change in restricted cash	—	—	(86,450)	—	(86,450)
Purchase of equipment on operating leases, net	—	(665,734)	(61,902)	—	(727,636)
Change in property and equipment and software, net	—	(2,676)	(9)	—	(2,685)
Net cash from (used in) investing activities	—	(1,007,455)	(618,352)	(697)	(1,626,504)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	832,831	(17,759)	(290,376)	524,696
Net change in indebtedness	598,934	(87,139)	(162,821)	—	348,974
Dividends paid to CNH Industrial America LLC	(115,000)	—	—	—	(115,000)
Dividends paid to CNH Industrial Canada Ltd.	—	—	(23,803)	—	(23,803)
Net cash from (used in) financing activities	483,934	745,692	(204,383)	(290,376)	734,867
DECREASE IN CASH AND CASH EQUIVALENTS	—	(83,164)	(266,457)	—	(349,621)
CASH AND CASH EQUIVALENTS:
Beginning of year	—	308,507	389,101	—	697,608
End of year	$—	$225,343	$122,644	$—	$347,987

NOTE 15: SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

	For the Year Ended December 31, 2016
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$233,918	$240,639	$236,980	$235,184	$946,721
Interest expense	71,971	79,059	77,358	76,711	305,099
Administrative and operating expenses	78,382	91,008	93,298	97,118	359,806
Income tax provision	26,344	24,143	20,995	22,822	94,304
Net income attributable to CNH Industrial Capital LLC	$57,221	$46,429	$45,329	$38,533	$187,512

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	For the Year Ended December 31, 2015
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$225,586	$234,541	$236,995	$231,958	$929,080
Interest expense	74,694	71,512	73,109	70,958	290,273
Administrative and operating expenses	68,906	74,438	82,119	86,504	311,967
Income tax provision	28,275	30,673	26,913	23,380	109,241
Net income attributable to noncontrolling interest	(259)	—	—	—	(259)
Net income attributable to CNH Industrial Capital LLC	$53,452	$57,918	$54,854	$51,116	$217,340

NOTE 16: SUBSEQUENT EVENTS

On February 22, 2017, the Company, through a bankruptcy-remote trust, issued C$408,264 ($310,195) of amortizing asset-backed notes secured by Canadian retail loan receivables.