Form 10-Q
period 2017-03-31
CNH Industrial Capital LLC
filed 2017-05-05
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company) Emerging growth company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of March 31, 2017, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10‑Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
REVENUES
Interest income on retail notes and finance leases	$50,813	$54,003
Interest income on wholesale notes	16,016	15,016
Interest and other income from affiliates	96,463	100,026
Rental income on operating leases	63,194	59,282
Other income	6,348	5,591
Total revenues	232,834	233,918
EXPENSES
Interest expense:
Interest expense to third parties	70,255	71,084
Interest expense to affiliates	4,473	887
Total interest expense	74,728	71,971
Administrative and operating expenses:
Fees charged by affiliates	11,699	11,717
Provision for credit losses	12,481	6,397
Depreciation of equipment on operating leases	68,169	57,284
Other expenses	9,327	2,984
Total administrative and operating expenses	101,676	78,382
Total expenses	176,404	150,353
INCOME BEFORE TAXES	56,430	83,565
Income tax provision	18,037	26,344
NET INCOME	$38,393	$57,221

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
NET INCOME	$38,393	$57,221
Other comprehensive income (loss):
Foreign currency translation adjustment	4,494	42,249
Pension liability adjustment	107	100
Change in derivative financial instruments	(84)	33
Total other comprehensive income	4,517	42,382
COMPREHENSIVE INCOME	$42,910	$99,603

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$131,629	$164,247
Restricted cash	545,343	712,845
Receivables, less allowance for credit losses of $85,176 and $84,895, respectively	10,573,539	10,882,070
Affiliated accounts and notes receivable	29,992	83,843
Equipment on operating leases, net	1,839,819	1,858,443
Equipment held for sale	191,068	199,983
Goodwill	108,939	108,715
Other intangible assets, net	6,883	7,366
Other assets	30,934	25,747
TOTAL	$13,458,146	$14,043,259
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$3,613,384	$4,262,629
Accounts payable and other accrued liabilities	742,750	806,743
Affiliated debt	473,751	132,851
Long-term debt	7,293,770	7,474,318
Total liabilities	12,123,655	12,676,541
Commitments and contingent liabilities (Note 10)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,963	844,100
Accumulated other comprehensive loss	(139,619)	(144,136)
Retained earnings	630,147	666,754
Total stockholder’s equity	1,334,491	1,366,718
TOTAL	$13,458,146	$14,043,259

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

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

	March 31,	December 31,
	2017	2016
Restricted cash	$545,243	$712,745
Receivables, less allowance for credit losses of $63,893 and $66,084, respectively	7,450,212	7,682,488
TOTAL	$7,995,455	$8,395,233
Short-term debt (including current maturities of long-term debt)	$3,564,627	$3,717,340
Long-term debt	3,880,729	4,149,524
TOTAL	$7,445,356	$7,866,864

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Dollars in thousands)

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,393	$57,221
Adjustments to reconcile net income to net cash from operating activities:
Depreciation on property and equipment and equipment on operating leases	68,177	57,293
Amortization of intangibles	511	476
Provision for credit losses	12,481	6,397
Deferred income tax expense (benefit)	(4,152)	61,378
Stock compensation expense (income)	(137)	137
Changes in components of working capital:
Change in affiliated accounts and notes receivables	53,873	25,940
Change in other assets and equipment held for sale	(6,227)	(22,815)
Change in accounts payable and other accrued liabilities	(59,513)	(36,654)
Net cash from (used in) operating activities	103,406	149,373
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(2,223,175)	(2,428,467)
Collections of receivables	2,535,707	2,714,921
Change in restricted cash	168,419	191,610
Purchase of equipment on operating leases	(160,783)	(149,260)
Proceeds from disposal of equipment on operating leases	123,261	66,653
Change in property and equipment and software, net	(29)	(22)
Net cash from (used in) investing activities	443,400	395,435
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	499,214	91,694
Payment of affiliated debt	(160,999)	(105,127)
Proceeds from issuance of long-term debt	1,250,281	1,350,000
Payment of long-term debt	(2,092,920)	(1,161,283)
Change in short- term borrowings, net	—	(738,494)
Dividend paid to CNH Industrial America LLC	(75,000)	(75,000)
Net cash from (used in) financing activities	(579,424)	(638,210)
DECREASE IN CASH AND CASH EQUIVALENTS	(32,618)	(93,402)
CASH AND CASH EQUIVALENTS
Beginning of period	164,247	302,148
End of period	$131,629	$208,746
CASH PAID DURING THE PERIOD FOR INTEREST	$69,244	$66,499
CASH PAID (RECEIVED) DURING THE PERIOD FOR TAXES	$12,907	$(12,889)

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2016	$—	$843,728	$(161,538)	$769,242	$1,451,432
Net income	—	—	—	57,221	57,221
Dividend paid to CNH Industrial America LLC	—	—	—	(75,000)	(75,000)
Foreign currency translation adjustment	—	—	42,249	—	42,249
Stock compensation	—	137	—	—	137
Pension liability adjustment, net of tax	—	—	100	—	100
Change in derivative financial instruments, net of tax	—	—	33	—	33
BALANCE - March 31, 2016	$—	$843,865	$(119,156)	$751,463	$1,476,172
BALANCE - January 1, 2017	$—	$844,100	$(144,136)	$666,754	$1,366,718
Net income	—	—	—	38,393	38,393
Dividend paid to CNH Industrial America LLC	—	—	—	(75,000)	(75,000)
Foreign currency translation adjustment	—	—	4,494	—	4,494
Stock compensation	—	(137)	—	—	(137)
Pension liability adjustment, net of tax	—	—	107	—	107
Change in derivative financial instruments, net of tax	—	—	(84)	—	(84)
BALANCE - March 31, 2017	$—	$843,963	$(139,619)	$630,147	$1,334,491

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

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, which should be read in conjunction with the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, which is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) and ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself,

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

require designation of that hedging relationship if all other hedge accounting criteria continue to be met. ASU 2016-06 clarifies the steps required to determine bifurcation of an embedded derivative. Both ASU 2016-05 and ASU 2016-06 have been adopted and neither had a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company elected to early adopt ASU 2017-04 on a prospective basis as of January 1, 2017, which did not have a material impact on its consolidated financial statements.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended March 31, 2017:

	Currency		Unrealized
	Translation	Pension	Losses on
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(139,585)	$(5,768)	$(1,213)	$(146,566)
Tax asset	—	2,107	323	2,430
Beginning balance, net of tax	(139,585)	(3,661)	(890)	(144,136)
Other comprehensive income (loss) before reclassifications	4,494	(61)	(281)	4,152
Amounts reclassified from accumulated other comprehensive income (loss)	—	231	167	398
Tax effects	—	(63)	30	(33)
Net current-period other comprehensive income (loss)	4,494	107	(84)	4,517
Total	$(135,091)	$(3,554)	$(974)	$(139,619)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended March 31, 2016:

	Currency		Unrealized
	Translation	Pension	Losses on
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(155,341)	$(6,084)	$(3,184)	$(164,609)
Tax asset	—	2,226	845	3,071
Beginning balance, net of tax	(155,341)	(3,858)	(2,339)	(161,538)
Other comprehensive income (loss) before reclassifications	42,249	(85)	(119)	42,045
Amounts reclassified from accumulated other comprehensive income (loss)	—	252	164	416
Tax effects	—	(67)	(12)	(79)
Net current-period other comprehensive income (loss)	42,249	100	33	42,382
Total	$(113,092)	$(3,758)	$(2,306)	$(119,156)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The reclassifications out of AOCI and the location on the consolidated statements of income for the three months ended March 31, 2017 and 2016 are as follows:

	2017	2016	Affected Line Item
Amortization of defined benefit pension items:
	$(231)	$(252)	Insignificant items
	(231)	(252)	Income before taxes
	86	101	Income tax benefit
	$(145)	$(151)	Net of tax
Unrealized losses on derivatives:
	$(167)	$(164)	Interest expense to third parties
	(167)	(164)	Income before taxes
	45	44	Income tax benefit
	$(122)	$(120)	Net of tax

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of March 31, 2017 and December 31, 2016 is as follows:

	March 31,	December 31,
	2017	2016
Retail note receivables	$816,035	$854,777
Wholesale receivables	587,022	677,371
Finance lease receivables	42,824	42,291
Restricted receivables	9,212,834	9,392,526
Gross receivables	10,658,715	10,966,965
Less: Allowance for credit losses	(85,176)	(84,895)
Total receivables, net	$10,573,539	$10,882,070

Restricted Receivables and Securitization

As part of its overall funding strategy, the Company periodically transfers certain receivables into VIEs that are special purpose entities (“SPEs”) as part of its asset-backed securitization (“ABS”) programs.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Retail note receivables	$6,263,016	$6,500,949
Wholesale receivables	2,949,818	2,891,577
Total restricted receivables	$9,212,834	$9,392,526

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

Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is estimated that amounts due are deemed uncollectible.

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

Allowance for credit losses activity for the three months ended March 31, 2017 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$78,047	$6,848	$84,895
Charge-offs	(12,091)	(788)	(12,879)
Recoveries	1,034	7	1,041
Provision (benefit)	13,235	(754)	12,481
Foreign currency translation and other	(366)	4	(362)
Ending balance	$79,859	$5,317	$85,176
Ending balance: individually evaluated for impairment	$20,618	$2,700	$23,318
Ending balance: collectively evaluated for impairment	$59,241	$2,617	$61,858
Receivables:
Ending balance	$7,121,875	$3,536,840	$10,658,715
Ending balance: individually evaluated for impairment	$30,834	$24,144	$54,978
Ending balance: collectively evaluated for impairment	$7,091,041	$3,512,696	$10,603,737

Allowance for credit losses activity for the three months ended March 31, 2016 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$88,405	$6,319	$94,724
Charge-offs	(9,384)	(1)	(9,385)
Recoveries	950	4	954
Provision	6,217	180	6,397
Foreign currency translation and other	479	67	546
Ending balance	$86,667	$6,569	$93,236
Ending balance: individually evaluated for impairment	$18,806	$3,390	$22,196
Ending balance: collectively evaluated for impairment	$67,861	$3,179	$71,040
Receivables:
Ending balance	$7,845,361	$3,722,374	$11,567,735
Ending balance: individually evaluated for impairment	$81,228	$66,248	$147,476
Ending balance: collectively evaluated for impairment	$7,764,133	$3,656,126	$11,420,259

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the year ended December 31, 2016 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$88,405	$6,319	$94,724
Charge-offs	(42,949)	(1)	(42,950)
Recoveries	3,228	522	3,750
Provision (benefit)	30,915	(69)	30,846
Foreign currency translation and other	(1,552)	77	(1,475)
Ending balance	$78,047	$6,848	$84,895
Ending balance: individually evaluated for impairment	$18,113	$4,250	$22,363
Ending balance: collectively evaluated for impairment	$59,934	$2,598	$62,532
Receivables:
Ending balance	$7,398,017	$3,568,948	$10,966,965
Ending balance: individually evaluated for impairment	$31,383	$43,659	$75,042
Ending balance: collectively evaluated for impairment	$7,366,634	$3,525,289	$10,891,923

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

Platinum—Customers from whom the Company expects minimal, if any, collection or loss activity.

Gold, Silver, Bronze—Customers defined as those with the potential for collection or loss activity.

A  breakdown of the retail portfolio by the customer’s risk grade at the time of origination as of March 31, 2017 and December 31, 2016 is as follows:

	March 31,	December 31,
	2017	2016
Titanium	$3,964,119	$4,117,736
Platinum	1,976,356	2,045,684
Gold	998,123	1,042,918
Silver	149,830	157,170
Bronze	33,447	34,509
Total	$7,121,875	$7,398,017

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

A breakdown of the wholesale portfolio by its credit quality grades as of March 31, 2017 and December 31, 2016 is as follows:

	March 31,	December 31,
	2017	2016
A	$1,226,714	$1,330,159
B	1,675,934	1,603,893
C	313,031	322,652
D	321,161	312,244
Total	$3,536,840	$3,568,948

The following tables present information at the level at which management assesses and monitors its credit risk. Receivables are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Delinquency is reported on receivables greater than 30 days past due.

The aging of receivables as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017
							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$26,799	$14,680	$39,971	$81,450	$5,877,387	$5,958,837	$10,136
Canada	$3,142	$896	$2,513	$6,551	$1,156,487	$1,163,038	$1,099
Wholesale
United States	$479	$513	$1,185	$2,177	$2,794,598	$2,796,775	$262
Canada	$17	$—	$10	$27	$740,038	$740,065	$—
Total
Retail	$29,941	$15,576	$42,484	$88,001	$7,033,874	$7,121,875	$11,235
Wholesale	$496	$513	$1,195	$2,204	$3,534,636	$3,536,840	$262

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	December 31, 2016
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

Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of March 31, 2017 and December 31, 2016, the Company’s recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances and allowances are as follows:

	March 31, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Retail
United States	$30,051	$28,892	$20,320	$31,360	$30,031	$18,102
Canada	$783	$765	$298	$23	$23	$11
Wholesale
United States	$24,144	$23,846	$2,700	$43,659	$43,369	$4,250
Canada	$—	$—	$—	$—	$—	$—
Total
Retail	$30,834	$29,657	$20,618	$31,383	$30,054	$18,113
Wholesale	$24,144	$23,846	$2,700	$43,659	$43,369	$4,250

As of March 31, 2017 and December 31, 2016, the Company’s impaired receivables individually evaluated for impairment without an allowance were immaterial.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

For the three months ended March 31, 2017 and 2016, the Company’s average recorded investment in impaired receivables individually evaluated for impairment (based on a four-month average) and the related interest income recognized are as follows:

	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Retail
United States	$30,444	$290	$42,100	$—
Canada	$786	$10	$117	$1
Wholesale
United States	$25,757	$91	$62,157	$441
Canada	$—	$—	$8,098	$36
Total
Retail	$31,230	$300	$42,217	$1
Wholesale	$25,757	$91	$70,255	$477

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017			December 31, 2016
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$41,458	$23,846	$65,304	$49,998	$43,369	$93,367
Canada	$2,027	$—	$2,027	$325	$—	$325

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

As of March 31, 2017, the Company had 247 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $5,200 and the post-modification value was $4,542. Additionally, the Company had 433 accounts with a balance of $20,781 undergoing bankruptcy proceedings where a concession has not yet been determined. As of March 31, 2016, the Company had 276 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $5,176 and the post-modification value was $4,346. Additionally, the Company had 404 accounts with a balance of $25,989 undergoing bankruptcy proceedings where a concession has not yet been

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended March 31, 2017 and 2016.

As of March 31, 2017 and 2016, the Company’s wholesale TDRs were immaterial.

NOTE 5: CREDIT FACILITIES AND DEBT

On February 1, 2017, the Company repaid $500,000 of its 3.250% unsecured notes.

On February 22, 2017, the Company, through a bankruptcy-remote trust, issued C$408,264 ($310,195) of amortizing asset-backed notes secured by Canadian retail loan contracts.

On March 22, 2017, the Company, through a bankruptcy-remote trust, issued $869,860 of amortizing asset-backed notes secured by U.S. retail loan contracts.

On March 31, 2017, the Company entered into a $100,000, three-year, unsecured revolving credit facility. This loan was repaid on April 28, 2017.

NOTE 6: INCOME TAXES

The effective tax rates for the three months ended March 31, 2017 and 2016 were 32.0% and 31.5%, respectively. The Company’s provision for income taxes is based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. The 2017 estimated annual tax rate is expected to be lower than the U.S. federal corporate income tax rate of 35% primarily due to profits in tax jurisdictions with lower rates, including Canada.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the three months ended March 31, 2017 and 2016. These amounts are recorded in “Other expenses” in the consolidated statements of income. As of March 31, 2017, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 62 months. As of March 31, 2017, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $512.

The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three months ended March 31, 2017 and 2016.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Most of the Company’s interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company’s interest rate derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company’s interest rate derivatives was approximately $3,216,068 and $2,954,424 at March 31, 2017 and December 31, 2016, respectively. The four-month average notional amounts as of March 31, 2017 and 2016 were $3,048,008 and $3,196,550, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of March 31, 2017 and December 31, 2016 in the consolidated balance sheets are recorded as follows:

	March 31,	December 31,
	2017	2016
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$2,171	$1,631
Accounts payable and other accrued liabilities:
Interest rate derivatives	$3,414	$5,646
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$3,585	$3,977
Foreign exchange contracts	—	58
Total	$3,585	$4,035
Accounts payable and other accrued liabilities:
Interest rate derivatives	$3,585	$3,977
Foreign exchange contracts	—	1,183
Total	$3,585	$5,160

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three months ended March 31, 2017 and 2016 are recorded in the following accounts:

	2017	2016
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives	$(281)	$(119)
Reclassified from accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives—Interest expense to third parties	(167)	(164)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$354	$156

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, all of which are classified as Level 2:

	March 31,	December 31,
	2017	2016
Assets
Interest rate derivatives	$5,756	$5,608
Foreign exchange contracts	—	58
Total assets	$5,756	$5,666
Liabilities
Interest rate derivatives	$6,999	$9,623
Foreign exchange contracts	—	1,183
Total liabilities	$6,999	$10,806

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$10,573,539	$10,512,644	$10,882,070	$10,885,595
Long-term debt	$7,293,770	$7,219,549	$7,474,318	$7,364,581

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

A summary of the Company’s reportable segment information is as follows:

	Three Months Ended
	March 31,
	2017	2016
Revenues
United States	$189,988	$195,273
Canada	43,888	39,647
Eliminations	(1,042)	(1,002)
Total	$232,834	$233,918
Interest expense
United States	$64,434	$64,104
Canada	11,336	8,869
Eliminations	(1,042)	(1,002)
Total	$74,728	$71,971
Segment net income
United States	$24,230	$40,893
Canada	14,163	16,328
Total	$38,393	$57,221
Depreciation and amortization
United States	$57,716	$48,564
Canada	10,972	9,205
Total	$68,688	$57,769
Expenditures for equipment on operating leases
United States	$136,005	$123,427
Canada	24,778	25,833
Total	$160,783	$149,260
Provision for credit losses
United States	$11,925	$7,983
Canada	556	(1,586)
Total	$12,481	$6,397

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	March 31,	December 31,
	2017	2016
Segment assets
United States	$11,095,951	$12,016,606
Canada	2,418,594	2,400,814
Eliminations	(56,399)	(374,161)
Total	$13,458,146	$14,043,259
Managed receivables
United States	$8,755,612	$9,082,365
Canada	1,903,103	1,884,600
Total	$10,658,715	$10,966,965

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three months ended March 31, 2017 and 2016 is as follows:

	2017	2016
Subsidy from CNH Industrial North America:
Retail	$38,874	$44,009
Wholesale	40,286	38,475
Operating lease	17,261	17,165
Income from affiliated receivables:
CNH Industrial North America	42	377
Total interest and other income from affiliates	$96,463	$100,026

Fees charged by affiliates represent payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of March 31, 2017 and December 31, 2016, the Company had various accounts and notes receivable and debt with the following affiliates:

	March 31,	December 31,
	2017	2016
Affiliated receivables from:
CNH Industrial America	$15,125	$49,526
CNH Industrial Canada Ltd.	2,567	21,398
Other affiliates	12,300	12,919
Total affiliated receivables	$29,992	$83,843
Affiliated debt owed to:
CNH Industrial America	$164,332	$132,851
CNH Industrial Canada Ltd.	309,419	—
Total affiliated debt	$473,751	$132,851

Accounts payable and other accrued liabilities, including tax payables, of $44,732 and $3,792, respectively, as of March 31, 2017 and December 31, 2016, were payable to related parties. Interest expense to affiliates was $4,473 and $887, respectively, for the three months ended March 31, 2017 and 2016.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

Commitments

The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At March 31, 2017, the total credit limit available was $6,348,347, of which $3,498,926 was utilized.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the “Guarantor Entities”), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Three Months Ended March 31, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$3,700	$47,113	$—	$50,813
Interest income on wholesale notes	—	(296)	16,312	—	16,016
Interest and other income from affiliates	22,667	59,754	78,595	(64,553)	96,463
Rental income on operating leases	—	50,224	12,970	—	63,194
Other income	—	25,272	282	(19,206)	6,348
Total revenues	22,667	138,654	155,272	(83,759)	232,834
EXPENSES
Interest expense:
Interest expense to third parties	39,728	(2,532)	33,059	—	70,255
Interest expense to affiliates	—	57,690	11,336	(64,553)	4,473
Total interest expense	39,728	55,158	44,395	(64,553)	74,728
Administrative and operating expenses:
Fees charged by affiliates	—	11,172	19,733	(19,206)	11,699
Provision for credit losses	—	4,777	7,704	—	12,481
Depreciation of equipment on operating leases	—	57,200	10,969	—	68,169
Other expenses	—	7,876	1,451	—	9,327
Total administrative and operating expenses	—	81,025	39,857	(19,206)	101,676
Total expenses	39,728	136,183	84,252	(83,759)	176,404
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(17,061)	2,471	71,020	—	56,430
Income tax provision (benefit)	(6,367)	980	23,424	—	18,037
Equity in income of consolidated subsidiaries accounted for under the equity method	49,087	47,596	—	(96,683)	—
NET INCOME	$38,393	$49,087	$47,596	$(96,683)	$38,393
COMPREHENSIVE INCOME	$42,910	$53,604	$51,292	$(104,896)	$42,910

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Balance Sheets as of March 31, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$90,350	$41,279	$—	$131,629
Restricted cash	—	100	545,243	—	545,343
Receivables, less allowance for credit losses	—	1,367,725	9,205,814	—	10,573,539
Affiliated accounts and notes receivable	2,660,558	1,992,025	1,895,909	(6,518,500)	29,992
Equipment on operating leases, net	—	1,500,645	339,174	—	1,839,819
Equipment held for sale	—	176,007	15,061	—	191,068
Investments in consolidated subsidiaries accounted for under the equity method	2,340,045	2,383,960	—	(4,724,005)	—
Goodwill and intangible assets, net	—	88,455	27,367	—	115,822
Other assets	6,368	(12,667)	41,448	(4,215)	30,934
TOTAL	$5,006,971	$7,586,600	$12,111,295	$(11,246,720)	$13,458,146
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$—	$48,757	$3,564,627	$—	$3,613,384
Accounts payable and other accrued liabilities	300,524	2,669,174	1,164,042	(3,390,990)	742,750
Affiliated debt	—	2,487,538	1,117,938	(3,131,725)	473,751
Long-term debt	3,371,956	41,086	3,880,728	—	7,293,770
Total liabilities	3,672,480	5,246,555	9,727,335	(6,522,715)	12,123,655
Stockholder’s equity	1,334,491	2,340,045	2,383,960	(4,724,005)	1,334,491
TOTAL	$5,006,971	$7,586,600	$12,111,295	$(11,246,720)	$13,458,146

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Three Months Ended March 31, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$469,853	$342,335	$80,050	$(788,832)	$103,406
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(1,740,787)	(2,008,978)	1,526,590	(2,223,175)
Collections of receivables	—	1,821,669	2,240,709	(1,526,671)	2,535,707
Change in restricted cash	—	—	168,419	—	168,419
Purchase of equipment on operating leases, net	—	(22,020)	(15,502)	—	(37,522)
Change in property and equipment and software, net	—	(29)	—	—	(29)
Net cash from (used in) investing activities	—	58,833	384,648	(81)	443,400
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(448,940)	(1,758)	788,913	338,215
Net change in indebtedness	(394,853)	(13,431)	(434,355)	—	(842,639)
Dividends paid to CNH Industrial America LLC	(75,000)	—	—	—	(75,000)
Net cash from (used in) financing activities	(469,853)	(462,371)	(436,113)	788,913	(579,424)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(61,203)	28,585	—	(32,618)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	151,553	12,694	—	164,247
End of period	$—	$90,350	$41,279	$—	$131,629

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Three Months Ended March 31, 2016
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$3,544	$50,459	$—	$54,003
Interest income on wholesale notes	—	(6)	15,022	—	15,016
Interest and other income from affiliates	20,641	56,228	82,369	(59,212)	100,026
Rental income on operating leases	—	48,817	10,465	—	59,282
Other income	—	26,134	616	(21,159)	5,591
Total revenues	20,641	134,717	158,931	(80,371)	233,918
EXPENSES
Interest expense:
Interest expense to third parties	40,461	(2,495)	33,118	—	71,084
Interest expense to affiliates	—	52,647	7,452	(59,212)	887
Total interest expense	40,461	50,152	40,570	(59,212)	71,971
Administrative and operating expenses:
Fees charged by affiliates	—	11,264	21,612	(21,159)	11,717
Provision (benefit) for credit losses	—	(149)	6,546	—	6,397
Depreciation of equipment on operating leases	—	48,082	9,202	—	57,284
Other expenses	—	797	2,187	—	2,984
Total administrative and operating expenses	—	59,994	39,547	(21,159)	78,382
Total expenses	40,461	110,146	80,117	(80,371)	150,353
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(19,820)	24,571	78,814	—	83,565
Income tax provision (benefit)	(7,645)	7,606	26,383	—	26,344
Equity in income of consolidated subsidiaries accounted for under the equity method	69,396	52,431	—	(121,827)	—
NET INCOME	$57,221	$69,396	$52,431	$(121,827)	$57,221
COMPREHENSIVE INCOME	$99,603	$111,778	$88,946	$(200,724)	$99,603

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

NOTE 12: SUBSEQUENT EVENTS

On April 10, 2017, the Company completed an offering of $500,000 in aggregate principal amount of its 4.375% unsecured notes due 2022, priced at par.

In April 2017, the Company renewed its $400,000 U.S. wholesale committed asset-backed facility with an automatic renewal every three months, repaid $100,000 under that facility and decreased the facility limit to $300,000.

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

Trends and Economic Conditions

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended March 31, 2017, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $767 million and $280 million, respectively, representing decreases of 0.4% and 1% from the same period in 2016.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers (“farmers”) may affect the majority of our portfolio.

Net income was $38.4 million for the three months ended March 31, 2017, compared to $57.2 million for the three months ended March 31, 2016. The decrease in net income was primarily due to increased depreciation of equipment on operating lease from updated depreciation estimates and higher provisions for credit losses in the agricultural equipment sector. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.8% at March 31, 2017 and 0.7% at December 31, 2016 and March 31, 2016.

Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, the global economic recovery, changes in demand and pricing for used equipment, capital market disruptions, trade agreements and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America’s and our results.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

Revenues for the three months ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	2017	2016	$ Change	% Change
Interest income on retail notes and finance leases	$50,813	$54,003	$(3,190)	(5.9)%
Interest income on wholesale notes	16,016	15,016	1,000	6.7
Interest and other income from affiliates	96,463	100,026	(3,563)	(3.6)
Rental income on operating leases	63,194	59,282	3,912	6.6
Other income	6,348	5,591	757	13.5
Total revenues	$232,834	$233,918	$(1,084)	(0.5)%

Revenues totaled $232.8 million for the three months ended March 31, 2017 compared to $233.9 million for the three months ended March 31, 2016. The quarter-over-quarter decrease was driven by a lower average portfolio, partially offset by a higher average yield and a favorable product mix. The average yield for the managed portfolio was 7.2% and 6.8% for the three months ended March 31, 2017 and 2016, respectively.

Interest income on retail notes and finance leases for the three months ended March 31, 2017 was $50.8 million, representing a decrease of $3.2 million from the three months ended March 31, 2016. The decrease was primarily due to a $4.5 million unfavorable impact from lower average earning assets, partially offset by a $1.3 million favorable impact from higher interest rates.

Interest income on wholesale notes for the three months ended March 31, 2017 was $16.0 million, representing an increase of $1.0 million from the three months ended March 31, 2016. The increase was primarily due to a $2.5 million favorable impact from higher interest rates, partially offset by a $1.5 million unfavorable impact from lower average earning assets.

Interest and other income from affiliates for the three months ended March 31, 2017 was $96.5 million compared to $100.0 million for the three months ended March 31, 2016. Compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $38.9 million and $44.0 million for the three months ended March 31, 2017 and 2016, respectively. The decrease was primarily due to lower average retail receivables. For the three months ended March 31, 2017, compensation from CNH Industrial North America for wholesale marketing programs was $40.3 million, an increase of $1.8 million from the same period in 2016. The increase was primarily due to the mix of programs and products. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $17.3 million and $17.2 million for the three months ended March 31, 2017 and 2016, respectively.

Rental income on operating leases for the three months ended March 31, 2017 was $63.2 million, representing an increase of $3.9 million from the same period in 2016. The increase was primarily due to a $2.3 million favorable impact from higher interest rates and a $1.6 million favorable impact from higher average earning assets.

Other income for the three months ended March 31, 2017 was $6.3 million, representing an increase of $0.8 million from the three months ended March 31, 2016.

Expenses

Expenses for the three months ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	2017	2016	$ Change	% Change
Total interest expense	$74,728	$71,971	$2,757	3.8%
Fees charged by affiliates	11,699	11,717	(18)	(0.2)
Provision for credit losses	12,481	6,397	6,084	95.1
Depreciation of equipment on operating leases	68,169	57,284	10,885	19.0
Other expenses	9,327	2,984	6,343	212.6
Total expenses	$176,404	$150,353	$26,051	17.3%

Interest expense totaled $74.7 million for the three months ended March 31, 2017 compared to $72.0 million for the same period in 2016. The increase was due to an $8.3 million favorable impact from lower average total debt, partially offset by a $5.6 million unfavorable impact from higher average interest rates. The average debt cost was 2.6% for the three months ended March 31, 2017 compared to 2.3% for the three months ended March 31, 2016.

The provision for credit losses was $12.5 million for the three months ended March 31, 2017 compared to $6.4 million for the same period in 2016. The increase in 2017 was primarily due to higher retail losses.

Depreciation of equipment on operating leases increased by $10.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to updated depreciation estimates.

Other expenses increased by $6.3 million for the three months ended March 31 2017 compared to the three months ended March 31, 2016, primarily due to losses on equipment held for sale recorded in the current period compared to gains recorded for the same period in 2016.

The effective tax rate for the three months ended March 31, 2017 was 32.0%, compared to 31.5% for the three months ended March 31, 2016.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three months ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	2017	2016	$ Change	% Change
Retail receivables	$607,346	$642,430	$(35,084)	(5.5)%
Wholesale receivables	1,615,829	1,786,037	(170,208)	(9.5)
Equipment on operating leases	160,783	149,260	11,523	7.7
Total originations	$2,383,958	$2,577,727	$(193,769)	(7.5)%

Retail and wholesale originations decreased in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to a decrease in unit sales of CNH Industrial North America equipment. For the same periods, the increase in equipment on operating lease originations was primarily due to an increased customer preference for leasing products.

Total receivables and equipment on operating leases held as of March 31, 2017, December 31, 2016 and March 31, 2016 were as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2017	2016	2016
Retail receivables	$7,121,875	$7,398,017	$7,845,361
Wholesale receivables	3,536,840	3,568,948	3,722,374
Equipment on operating leases	1,839,819	1,858,443	1,825,104
Total receivables and equipment on operating leases	$12,498,534	$12,825,408	$13,392,839

The total retail receivables balance 30 days or more past due as a percentage of the retail receivables was 1.2% at March 31, 2017 and 1.0% at December 31, 2016 and March 31, 2016. The total wholesale receivables balance 30 days or more past due as a percentage of the wholesale receivables was not significant at March 31, 2017, December 31, 2016 or March 31, 2016. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $43.5 million, $50.3 million and $52.4 million at March 31, 2017, December 31, 2016 and March 31, 2016, respectively. Total wholesale receivables on nonaccrual status were $23.8 million, $43.4 million and $65.9 million at March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

Total receivable write‑off amounts and recoveries, by product, for the three months ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	2017	2016
Write-offs:
Retail	$12,091	$9,384
Wholesale	788	1
Total write-offs	12,879	9,385
Recoveries:
Retail	(1,034)	(950)
Wholesale	(7)	(4)
Total recoveries	(1,041)	(954)
Write-offs, net of recoveries:
Retail	11,057	8,434
Wholesale	781	(3)
Total write-offs, net of recoveries	$11,838	$8,431

Our allowance for credit losses on all receivables financed totaled $85.2 million at March 31, 2017, $84.9 million at December 31, 2016 and $93.2 million at March 31, 2016.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of March 31, 2017.

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

In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs. We have accessed the unsecured bond market in order to add more diversity to our funding sources. As of March 31, 2017, our outstanding unsecured senior notes totaled $3.2 billion. We expect continued changes to our funding profile, with less reliance on the securitization market.

Cash Flows

For the three months ended March 31, 2017 and 2016, our cash flows were as follows (dollars in thousands):

	2017	2016
Cash flows from (used in):
Operating activities	$103,406	$149,373
Investing activities	443,400	395,435
Financing activities	(579,424)	(638,210)
Net cash decrease	$(32,618)	$(93,402)

Operating activities in the three months ended March 31, 2017 generated cash of $103 million, resulting primarily from net income of $38 million, adjusted by depreciation and amortization of $69 million and provision for credit losses of $12 million, partially offset by cash from changes in working capital of $12 million and deferred income tax benefit of $4 million. The decrease in cash provided by operating activities for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to a $66 million decrease in deferred income tax expense and a $19 million decrease in net income, partially offset by a $22 million improvement in cash from changes in working capital, a $11 million increase in depreciation and amortization expense and a $6 million higher provision for credit losses.

Investing activities in the three months ended March 31, 2017 generated cash of $443 million, resulting primarily from a net reduction in receivables of $313 million and a decrease in restricted cash of $168 million, partially offset by $38 million in net expenditures for equipment on operating leases. The increase in cash provided by investing activities for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to a $45 million reduction in net expenditures for equipment on operating leases and a $26 million net decrease in receivables acquired, partially offset by a $23 million decrease from the change in restricted cash.

Financing activities in the three months ended March 31, 2017 used cash of $579 million, resulting primarily from net cash paid on long‑term debt of $843 million and a $75 million dividend paid to CNH Industrial America, partially offset by $338 million in net cash received on affiliated debt. The decrease in cash used in financing activities in the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to a $738 million decrease in net cash paid on short-term borrowings and a $352 million increase in net cash received on affiliated debt, partially offset by a $1,031 million increase in net cash paid on long-term debt.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost‑effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Industrial Capital has completed public and private issuances of asset‑backed securities in both the U.S. and Canada and, as of March 31, 2017, the amounts outstanding were approximately $5.8 billion. Our securitizations are treated as financing arrangements for accounting purposes.

Effective in December 2016, credit risk retention requirements of Regulation RR under the United States Securities Exchange Act of 1934 requires us to retain not less than five percent of the credit risk of the assets collateralizing the asset-backed securities.

Committed Asset‑Backed Facilities

CNH Industrial Capital has committed asset‑backed facilities with several banks or through their commercial paper conduit programs. Committed asset‑backed facilities for the U.S. and Canada totaled $2.9 billion at March 31, 2017, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At March 31, 2017, approximately $1.2 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

As of March 31, 2017, our outstanding unsecured senior notes were as follows (dollars in thousands):

3.625% notes, due 2018	$600,000
3.875% notes, due 2018	600,000
3.375% notes, due 2019	500,000
4.375% notes, due 2020	600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
Hedging effects, discounts and unamortized issuance costs	(26,705)
Total	$3,173,295

On February 1, 2017, we repaid $500 million of our 3.250% unsecured notes.

On April 10, 2017, we completed an offering of $500 million in aggregate principal amount of our 4.375% unsecured notes due 2022, priced at par.

These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

As of March 31, 2017, we had bank arrangements that include a $100 million unsecured term loan with a final maturity in March 2018. These bank arrangements also include a fully drawn, $100 million unsecured revolving credit facility with a final maturity in March 2020 and undrawn, unsecured revolving credit facilities of $100 million with a final maturity in March 2019 and $300 million with a final maturity in June 2019. On April 28, 2017, we repaid the $100 million revolving credit facility.

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third‑party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. We had affiliated debt of $474 million and $133 million as of March 31, 2017 and December 31, 2016, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at March 31, 2017 and December 31, 2016 was $1.3 billion and $1.4 billion, respectively.

For the three months ended March 31, 2017, CNH Industrial Capital LLC paid a cash dividend of $75 million to CNH Industrial America.

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

Our liquidity available for use as of March 31, 2017 is as follows (dollars in thousands):

Cash, cash equivalents and restricted cash	$676,972
Committed asset-backed facilities	2,913,722
Committed unsecured facilities	500,000
Total cash and facilities	4,090,694
Less: restricted cash	(545,343)
Less: committed asset-backed facilities utilization	(1,711,032)
Less: committed unsecured facilities utilization	(100,000)
Total available for use	$1,734,319

The liquidity available for use varies due to changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables.

Other Data

	As of or for the Three Months
	Ended March 31,
	2017	2016
	(Dollars in thousands)
Ratio of earnings to fixed charges (1)	1.76	2.16
Total managed receivables	$10,658,715	$11,567,735
Operating lease equipment	1,839,819	1,825,104
Total managed portfolio	$12,498,534	$13,392,839
Delinquency (2)	0.85%	0.69%
Average managed receivables	$11,168,898	$12,037,023
Net credit loss (3)	0.38%	0.19%
Profitability: (4)
Return on average managed portfolio (5)	1.22%	1.71%
Asset Quality:
Allowance for credit losses/total receivables	0.80%	0.81%

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

(2)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(3)	Net credit losses on the managed receivables means write‑offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(4)	Three months ended March 31, 2017 and 2016 annualized.
(5)	Net income for the period expressed as a percentage of average managed portfolio.

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

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2016 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended March 31, 2017.

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

In January 2016, the FASB issued ASU No. 2016‑01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016‑01”), which amends ASC 825-10, Financial Instruments – Overall. This ASU changes the treatment for available-for-sale equity investments by recognizing unrealized fair value changes directly in net income, and no longer in other comprehensive income. The ASU is effective January 1, 2018, with the cumulative-effect adjustment from initially applying the new standard recognized in the consolidated statement of financial position as of January 1, 2018. The impact of the adjustments on our consolidated financial statements is expected to be immaterial.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”), which supersedes ASC 840, Leases. The ASU’s most prominent change is the requirement for lessees to recognize leased assets and liabilities classified as operating leases under previous GAAP. The ASU does not significantly change the lessee’s recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. It is effective for annual reporting periods beginning after December 15, 2018 including interim periods within those fiscal years, but early adoption is permitted. The ASU requires a modified retrospective transition approach and provides certain optional transition relief. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016‑13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes ASC 326, Financial Instruments – Credit Losses. The ASU introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Additional disclosures about significant estimates and credit quality are also required. The ASU is effective for annual periods beginning after December 15, 2019 with early adoption permitted for annual periods beginning after December 15, 2018. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10‑K (Part I, Item 1A). There was no material change in our risk factors during the three months ended March 31, 2017.

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
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (v) Consolidated Statements of Changes in Stockholder’s Equity for the three months ended March 31, 2017 and 2016 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: May 5, 2017	By:	/s/ BRETT D. DAVIS

		Name:	Brett D. Davis
		Title:	Chairman and President