Form 10-Q
period 2017-06-30
CNH Industrial Capital LLC
filed 2017-08-04
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

As of June 30, 2017, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10‑Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES
Interest income on retail notes and finance leases	$48,378	$52,729	$99,191	$106,732
Interest income on wholesale notes	16,039	18,468	32,055	33,484
Interest and other income from affiliates	97,800	102,677	194,263	202,703
Rental income on operating leases	62,531	60,177	125,725	119,459
Other income	5,115	6,588	11,463	12,179
Total revenues	229,863	240,639	462,697	474,557
EXPENSES
Interest expense:
Interest expense to third parties	76,134	76,578	146,389	147,662
Interest expense to affiliates	2,663	2,481	7,136	3,368
Total interest expense	78,797	79,059	153,525	151,030
Administrative and operating expenses:
Fees charged by affiliates	10,942	11,119	22,641	22,836
Provision for credit losses	10,617	7,260	23,098	13,657
Depreciation of equipment on operating leases	67,133	60,100	135,302	117,384
Other expenses	7,302	12,529	16,629	15,513
Total administrative and operating expenses	95,994	91,008	197,670	169,390
Total expenses	174,791	170,067	351,195	320,420
INCOME BEFORE TAXES	55,072	70,572	111,502	154,137
Income tax provision	16,885	24,143	34,922	50,487
NET INCOME	$38,187	$46,429	$76,580	$103,650

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET INCOME	$38,187	$46,429	$76,580	$103,650
Other comprehensive income (loss):
Foreign currency translation adjustment	16,912	(626)	21,406	41,623
Pension liability adjustment	103	124	210	224
Change in derivative financial instruments	732	855	648	888
Total other comprehensive income	17,747	353	22,264	42,735
COMPREHENSIVE INCOME	$55,934	$46,782	$98,844	$146,385

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$158,753	$164,247
Restricted cash	540,848	712,845
Receivables, less allowance for credit losses of $85,174 and $84,895, respectively	10,507,204	10,882,070
Affiliated accounts and notes receivable	50,354	83,843
Equipment on operating leases, net	1,861,178	1,858,443
Equipment held for sale	189,006	199,983
Goodwill	109,709	108,715
Other intangible assets, net	6,448	7,366
Other assets	30,488	25,747
TOTAL	$13,453,988	$14,043,259
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,423,007	$4,262,629
Accounts payable and other accrued liabilities	753,178	806,743
Affiliated debt	4,305	132,851
Long-term debt	6,948,049	7,474,318
Total liabilities	12,128,539	12,676,541
Commitments and contingent liabilities (Note 10)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,987	844,100
Accumulated other comprehensive loss	(121,872)	(144,136)
Retained earnings	603,334	666,754
Total stockholder’s equity	1,325,449	1,366,718
TOTAL	$13,453,988	$14,043,259

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

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

	June 30,	December 31,
	2017	2016
Restricted cash	$540,748	$712,745
Receivables, less allowance for credit losses of $65,017 and $66,084, respectively	7,468,967	7,682,488
TOTAL	$8,009,715	$8,395,233
Short-term debt (including current maturities of long-term debt)	$3,675,064	$3,717,340
Long-term debt	3,694,979	4,149,524
TOTAL	$7,370,043	$7,866,864

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Dollars in thousands)

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,580	$103,650
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	135,317	117,402
Amortization of intangibles	1,031	962
Provision for credit losses	23,098	13,657
Deferred income tax expense (benefit)	(2,595)	11,939
Stock compensation expense (income)	(113)	298
Changes in components of working capital:
Change in affiliated accounts and notes receivables	34,316	82,466
Change in other assets and equipment held for sale	(9,583)	18,687
Change in accounts payable and other accrued liabilities	(58,184)	2,326
Net cash from (used in) operating activities	199,867	351,387
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(4,808,133)	(4,904,288)
Collections of receivables	5,232,321	5,223,286
Change in restricted cash	175,854	6,417
Purchase of equipment on operating leases	(342,871)	(322,704)
Proceeds from disposal of equipment on operating leases	234,816	170,565
Change in property and equipment and software, net	(113)	(182)
Net cash from (used in) investing activities	491,874	173,094
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	512,471	655,911
Payment of affiliated debt	(641,017)	(678,553)
Proceeds from issuance of long-term debt	1,901,883	2,609,372
Payment of long-term debt	(2,330,572)	(2,658,250)
Change in short- term borrowings, net	—	(436,193)
Dividends paid to CNH Industrial America LLC	(140,000)	(150,000)
Net cash from (used in) financing activities	(697,235)	(657,713)
DECREASE IN CASH AND CASH EQUIVALENTS	(5,494)	(133,232)
CASH AND CASH EQUIVALENTS
Beginning of period	164,247	302,148
End of period	$158,753	$168,916
CASH PAID DURING THE PERIOD FOR INTEREST	$154,208	$145,764
CASH PAID (RECEIVED) DURING THE PERIOD FOR TAXES	$44,661	$(45,830)

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2016	$—	$843,728	$(161,538)	$769,242	$1,451,432
Net income	—	—	—	103,650	103,650
Dividends paid to CNH Industrial America LLC	—	—	—	(150,000)	(150,000)
Foreign currency translation adjustment	—	—	41,623	—	41,623
Stock compensation	—	298	—	—	298
Pension liability adjustment, net of tax	—	—	224	—	224
Change in derivative financial instruments, net of tax	—	—	888	—	888
BALANCE - June 30, 2016	$—	$844,026	$(118,803)	$722,892	$1,448,115
BALANCE - January 1, 2017	$—	$844,100	$(144,136)	$666,754	$1,366,718
Net income	—	—	—	76,580	76,580
Dividends paid to CNH Industrial America LLC	—	—	—	(140,000)	(140,000)
Foreign currency translation adjustment	—	—	21,406	—	21,406
Stock compensation	—	(113)	—	—	(113)
Pension liability adjustment, net of tax	—	—	210	—	210
Change in derivative financial instruments, net of tax	—	—	648	—	648
BALANCE - June 30, 2017	$—	$843,987	$(121,872)	$603,334	$1,325,449

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) and ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require designation of that hedging relationship if all other hedge accounting criteria continue to be met. ASU 2016-

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

06 clarifies the steps required to determine bifurcation of an embedded derivative. Both ASU 2016-05 and ASU 2016-06 have been adopted and neither had a material effect on the Company’s consolidated financial statements.

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

The Company is still evaluating the overall effect of the adoption of this standard. Based upon the implementation efforts to date, the Company has not identified any matters that it currently believes would result in a material effect on its consolidated financial statements. The Company expects to make additional disclosures related to the revenues arising from contracts with customers as required by the new standard. The Company currently plans to adopt the new standard effective January 1, 2018 using the retrospective approach.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes ASC 326, Financial Instruments – Credit Losses. The ASU introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Additional disclosures about significant estimates and credit quality are also required. The ASU is effective for annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended June 30, 2017:

	Currency		Unrealized
	Translation	Pension	Losses on
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(135,091)	$(5,598)	$(1,328)	$(142,017)
Tax asset	—	2,044	354	2,398
Beginning balance, net of tax	(135,091)	(3,554)	(974)	(139,619)
Other comprehensive income (loss) before reclassifications	16,912	(67)	823	17,668
Amounts reclassified from accumulated other comprehensive income (loss)	—	232	173	405
Tax effects	—	(62)	(264)	(326)
Net current-period other comprehensive income (loss)	16,912	103	732	17,747
Total	$(118,179)	$(3,451)	$(242)	$(121,872)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the six months ended June 30, 2017:

	Currency		Unrealized
	Translation	Pension	Losses on
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(139,585)	$(5,768)	$(1,213)	$(146,566)
Tax asset	—	2,107	323	2,430
Beginning balance, net of tax	(139,585)	(3,661)	(890)	(144,136)
Other comprehensive income (loss) before reclassifications	21,406	(128)	542	21,820
Amounts reclassified from accumulated other comprehensive income (loss)	—	463	340	803
Tax effects	—	(125)	(234)	(359)
Net current-period other comprehensive income (loss)	21,406	210	648	22,264
Total	$(118,179)	$(3,451)	$(242)	$(121,872)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended June 30, 2016:

	Currency		Unrealized
	Translation	Pension	Losses on
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(113,092)	$(5,917)	$(3,139)	$(122,148)
Tax asset	—	2,159	833	2,992
Beginning balance, net of tax	(113,092)	(3,758)	(2,306)	(119,156)
Other comprehensive income (loss) before reclassifications	(626)	(56)	1,000	318
Amounts reclassified from accumulated other comprehensive income (loss)	—	254	163	417
Tax effects	—	(74)	(308)	(382)
Net current-period other comprehensive income (loss)	(626)	124	855	353
Total	$(113,718)	$(3,634)	$(1,451)	$(118,803)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the six months ended June 30, 2016:

	Currency		Unrealized
	Translation	Pension	Losses on
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(155,341)	$(6,084)	$(3,184)	$(164,609)
Tax asset	—	2,226	845	3,071
Beginning balance, net of tax	(155,341)	(3,858)	(2,339)	(161,538)
Other comprehensive income (loss) before reclassifications	41,623	(141)	881	42,363
Amounts reclassified from accumulated other comprehensive income (loss)	—	506	327	833
Tax effects	—	(141)	(320)	(461)
Net current-period other comprehensive income (loss)	41,623	224	888	42,735
Total	$(113,718)	$(3,634)	$(1,451)	$(118,803)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The reclassifications out of AOCI and the location on the consolidated statements of income for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016	Affected Line Item
Amortization of defined benefit pension items:
	$(232)	$(254)	$(463)	$(506)	Various line items individually insignificant
	(232)	(254)	(463)	(506)	Income before taxes
	87	94	173	195	Income tax benefit
	$(145)	$(160)	$(290)	$(311)	Net of tax
Unrealized losses on derivatives:
	$(173)	$(163)	$(340)	$(327)	Interest expense to third parties
	(173)	(163)	(340)	(327)	Income before taxes
	45	43	90	87	Income tax benefit
	$(128)	$(120)	$(250)	$(240)	Net of tax

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of June 30, 2017 and December 31, 2016 is as follows:

	June 30,	December 31,
	2017	2016
Retail note receivables	$671,886	$854,777
Wholesale receivables	672,140	677,371
Finance lease receivables	48,120	42,291
Restricted receivables	9,200,232	9,392,526
Gross receivables	10,592,378	10,966,965
Less: Allowance for credit losses	(85,174)	(84,895)
Total receivables, net	$10,507,204	$10,882,070

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Retail note receivables	$6,361,591	$6,500,949
Wholesale receivables	2,838,641	2,891,577
Total restricted receivables	$9,200,232	$9,392,526

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

The second component of the allowance for credit losses covers all receivables that have not been individually reviewed for impairment. The allowance for these receivables is based on aggregated portfolio evaluations, generally by financial product. The allowance for retail and wholesale credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. In addition, qualitative factors that are not fully captured in the loss forecast models, including industry trends, and macroeconomic factors are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

Allowance for credit losses activity for the three months ended June 30, 2017 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$79,859	$5,317	$85,176
Charge-offs	(10,184)	(1,228)	(11,412)
Recoveries	962	1	963
Provision	9,986	631	10,617
Foreign currency translation and other	(183)	13	(170)
Ending balance	$80,440	$4,734	$85,174

Allowance for credit losses activity for the six months ended June 30, 2017 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$78,047	$6,848	$84,895
Charge-offs	(22,275)	(2,016)	(24,291)
Recoveries	1,996	8	2,004
Provision (benefit)	23,221	(123)	23,098
Foreign currency translation and other	(549)	17	(532)
Ending balance	$80,440	$4,734	$85,174
Ending balance: individually evaluated for impairment	$21,708	$2,170	$23,878
Ending balance: collectively evaluated for impairment	$58,732	$2,564	$61,296
Receivables:
Ending balance	$7,081,597	$3,510,781	$10,592,378
Ending balance: individually evaluated for impairment	$42,225	$34,160	$76,385
Ending balance: collectively evaluated for impairment	$7,039,372	$3,476,621	$10,515,993

Allowance for credit losses activity for the three months ended June 30, 2016 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$86,667	$6,569	$93,236
Charge-offs	(13,513)	—	(13,513)
Recoveries	568	513	1,081
Provision (benefit)	7,424	(164)	7,260
Foreign currency translation and other	(460)	32	(428)
Ending balance	$80,686	$6,950	$87,636

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

A breakdown of the retail portfolio by the customer’s risk grade at the time of origination as of June 30, 2017 and December 31, 2016 is as follows:

	June 30,	December 31,
	2017	2016
Titanium	$3,929,883	$4,117,736
Platinum	1,983,892	2,045,684
Gold	990,541	1,042,918
Silver	144,467	157,170
Bronze	32,814	34,509
Total	$7,081,597	$7,398,017

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

A breakdown of the wholesale portfolio by its credit quality grades as of June 30, 2017 and December 31, 2016 is as follows:

	June 30,	December 31,
	2017	2016
A	$1,246,559	$1,330,159
B	1,484,736	1,603,893
C	441,296	322,652
D	338,190	312,244
Total	$3,510,781	$3,568,948

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

The aging of receivables as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017
							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$26,454	$8,196	$36,044	$70,694	$5,804,519	$5,875,213	$4,268
Canada	$3,399	$1,865	$2,483	$7,747	$1,198,637	$1,206,384	$878
Wholesale
United States	$562	$251	$284	$1,097	$2,778,938	$2,780,035	$23
Canada	$—	$—	$8	$8	$730,738	$730,746	$—
Total
Retail	$29,853	$10,061	$38,527	$78,441	$7,003,156	$7,081,597	$5,146
Wholesale	$562	$251	$292	$1,105	$3,509,676	$3,510,781	$23

	December 31, 2016
							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$25,416	$6,743	$40,500	$72,659	$6,146,129	$6,218,788	$7,377
Canada	$2,828	$765	$1,038	$4,631	$1,174,598	$1,179,229	$736
Wholesale
United States	$823	$88	$444	$1,355	$2,862,222	$2,863,577	$—
Canada	$—	$1	$4	$5	$705,366	$705,371	$—
Total
Retail	$28,244	$7,508	$41,538	$77,290	$7,320,727	$7,398,017	$8,113
Wholesale	$823	$89	$448	$1,360	$3,567,588	$3,568,948	$—

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of June 30, 2017 and December 31, 2016, the Company’s recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances, allowances and average recorded investment (based on a seven-month average and thirteen-month average, respectively) are as follows:

	June 30, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$41,883	$39,955	$21,499	$44,925
Canada	$342	$330	$209	$331
Wholesale
United States	$34,160	$33,893	$2,170	$38,411
Canada	$—	$—	$—	$—
Total
Retail	$42,225	$40,285	$21,708	$45,256
Wholesale	$34,160	$33,893	$2,170	$38,411

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$31,360	$30,031	$18,102	$31,268
Canada	$23	$23	$11	$28
Wholesale
United States	$43,659	$43,369	$4,250	$46,482
Canada	$—	$—	$—	$—
Total
Retail	$31,383	$30,054	$18,113	$31,296
Wholesale	$43,659	$43,369	$4,250	$46,482

As of June 30, 2017 and December 31, 2016, the Company’s impaired receivables individually evaluated for impairment without an allowance were immaterial. Interest income recognized for the three and six months ended June 30, 2017 and 2016 was immaterial.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017			December 31, 2016
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$37,798	$33,893	$71,691	$49,998	$43,369	$93,367
Canada	$1,623	$—	$1,623	$325	$—	$325

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

As of June 30, 2017, the Company had 243 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $5,512 and the post-modification value was $4,816. Additionally, the Company had 455 accounts with a balance of $26,304 undergoing bankruptcy proceedings where a concession has not yet been determined. As of June 30, 2016, the Company had 256 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $3,897 and the post-modification value was $3,212. Additionally, the Company had 492 accounts with a balance of $33,913 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended June 30, 2017 and 2016.

As of June 30, 2017 and 2016, the Company’s wholesale TDRs were immaterial.

NOTE 5: CREDIT FACILITIES AND DEBT

In April 2017, the Company repaid $100,000 under its U.S. wholesale committed asset-backed facility, decreased the facility limit to $300,000 and renewed the facility with an automatic renewal every three months.

On May 18, 2017, the Company renewed its $500,000 U.S. wholesale committed asset-backed facility, with a final maturity in May 2018.

On June 26, 2017, the Company repaid its $100,000 unsecured term loan. Also on that date, the Company entered into a $100,000 unsecured revolving credit facility, with a final maturity in June 2020, and a $100,000 uncommitted credit line, with a final maturity in June 2018. As of June 30, 2017, the uncommitted credit line was fully drawn.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

On June 27, 2017, the Company replaced its undrawn $100,000 unsecured revolving credit facility with a C$200,000 ($151,602) unsecured revolving credit facility, with a final maturity in June 2020. The facility was fully drawn as of June 30, 2017.

NOTE 6: INCOME TAXES

The effective tax rates for the three months ended June 30, 2017 and 2016 were 30.7% and 34.2%, respectively. The effective tax rate was 31.3% for the six-month period ended June 30, 2017, compared to 32.8% for the same period in 2016. The Company’s provision for income taxes is based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. The 2017 estimated annual tax rate is expected to be lower than the U.S. federal corporate income tax rate of 35% primarily due to profits in tax jurisdictions with lower rates, including Canada.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the three and six months ended June 30, 2017 and 2016. These amounts are recorded in “Other expenses” in the consolidated statements of income. As of June 30, 2017, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $518.

The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and six months ended June 30, 2017 and 2016.

Most of the Company’s interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company’s interest rate derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company’s interest rate derivatives was approximately $3,426,412 and $2,954,424 at June 30, 2017 and December 31, 2016, respectively. The seven-month average notional amounts for the six months ended June 30, 2017 and 2016 were $3,188,873 and $3,168,190, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of June 30, 2017 and December 31, 2016 in the consolidated balance sheets are recorded as follows:

	June 30,	December 31,
	2017	2016
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$2,489	$1,631
Accounts payable and other accrued liabilities:
Interest rate derivatives	$4,908	$5,646
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$3,632	$3,977
Foreign exchange contracts	—	58
Total	$3,632	$4,035
Accounts payable and other accrued liabilities:
Interest rate derivatives	$3,632	$3,977
Foreign exchange contracts	660	1,183
Total	$4,292	$5,160

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and six months ended June 30, 2017 and 2016 are recorded in the following accounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives	$823	$1,000	$542	$881
Reclassified from accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives—Interest expense to third parties	(173)	(163)	(340)	(327)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$660	$1,721	$1,014	$1,877

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, all of which are classified as Level 2:

	June 30,	December 31,
	2017	2016
Assets
Interest rate derivatives	$6,121	$5,608
Foreign exchange contracts	—	58
Total assets	$6,121	$5,666
Liabilities
Interest rate derivatives	$8,540	$9,623
Foreign exchange contracts	660	1,183
Total liabilities	$9,200	$10,806

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$10,507,204	$10,456,958	$10,882,070	$10,885,595
Long-term debt	$6,948,049	$6,945,359	$7,474,318	$7,364,581

______________

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

A summary of the Company’s reportable segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
United States	$188,680	$196,830	$378,668	$392,103
Canada	42,140	44,840	86,028	84,487
Eliminations	(957)	(1,031)	(1,999)	(2,033)
Total	$229,863	$240,639	$462,697	$474,557
Interest expense
United States	$68,703	$69,299	$133,136	$133,403
Canada	11,051	10,791	22,388	19,660
Eliminations	(957)	(1,031)	(1,999)	(2,033)
Total	$78,797	$79,059	$153,525	$151,030
Segment net income
United States	$24,102	$28,958	$48,332	$69,851
Canada	14,085	17,471	28,248	33,799
Total	$38,187	$46,429	$76,580	$103,650
Depreciation and amortization
United States	$56,780	$50,360	$114,496	$98,924
Canada	10,880	10,235	21,852	19,440
Total	$67,660	$60,595	$136,348	$118,364
Expenditures for equipment on operating leases
United States	$150,994	$124,820	$286,999	$248,247
Canada	31,094	48,624	55,872	74,457
Total	$182,088	$173,444	$342,871	$322,704
Provision for credit losses
United States	$10,993	$8,823	$22,917	$16,806
Canada	(376)	(1,563)	181	(3,149)
Total	$10,617	$7,260	$23,098	$13,657

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	June 30,	December 31,
	2017	2016
Segment assets
United States	$11,171,744	$12,016,606
Canada	2,496,251	2,400,814
Eliminations	(214,007)	(374,161)
Total	$13,453,988	$14,043,259
Managed receivables
United States	$8,655,248	$9,082,365
Canada	1,937,130	1,884,600
Total	$10,592,378	$10,966,965

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Subsidy from CNH Industrial North America:
Retail	$38,286	$44,723	$77,160	$88,732
Wholesale	42,644	39,909	82,930	78,384
Operating lease	16,846	17,789	34,107	34,954
Income from affiliated receivables:
CNH Industrial North America	24	256	66	633
Total interest and other income from affiliates	$97,800	$102,677	$194,263	$202,703

Fees charged by affiliates represent payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of June 30, 2017 and December 31, 2016, the Company had various accounts and notes receivable and debt with the following affiliates:

	June 30,	December 31,
	2017	2016
Affiliated receivables from:
CNH Industrial America	$15,967	$49,526
CNH Industrial Canada Ltd.	22,085	21,398
Other affiliates	12,302	12,919
Total affiliated receivables	$50,354	$83,843
Affiliated debt owed to:
CNH Industrial America	$4,305	$132,851

Accounts payable and other accrued liabilities, including tax payables, of $24,138 and $3,792, respectively, as of June 30, 2017 and December 31, 2016, were payable to related parties. Interest expense to affiliates was $2,663 and $2,481, respectively, for the three months ended June 30, 2017 and 2016 and $7,136 and $3,368, respectively, for the six months ended June 30, 2017 and 2016.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

Commitments

The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At June 30, 2017, the total credit limit available was $6,351,234, of which $3,452,183 was utilized.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the “Guarantor Entities”), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Three Months Ended June 30, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$3,962	$44,416	$—	$48,378
Interest income on wholesale notes	—	(278)	16,317	—	16,039
Interest and other income from affiliates	25,783	61,306	79,962	(69,251)	97,800
Rental income on operating leases	—	49,506	13,025	—	62,531
Other income	—	23,612	423	(18,920)	5,115
Total revenues	25,783	138,108	154,143	(88,171)	229,863
EXPENSES
Interest expense:
Interest expense to third parties	38,945	1,861	35,328	—	76,134
Interest expense to affiliates	—	60,476	11,438	(69,251)	2,663
Total interest expense	38,945	62,337	46,766	(69,251)	78,797
Administrative and operating expenses:
Fees charged by affiliates	—	10,577	19,285	(18,920)	10,942
Provision for credit losses	—	1,219	9,398	—	10,617
Depreciation of equipment on operating leases	—	56,256	10,877	—	67,133
Other expenses	—	4,652	2,650	—	7,302
Total administrative and operating expenses	—	72,704	42,210	(18,920)	95,994
Total expenses	38,945	135,041	88,976	(88,171)	174,791
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(13,162)	3,067	65,167	—	55,072
Income tax provision (benefit)	(4,912)	1,186	20,611	—	16,885
Equity in income of consolidated subsidiaries accounted for under the equity method	46,437	44,556	—	(90,993)	—
NET INCOME	$38,187	$46,437	$44,556	$(90,993)	$38,187
COMPREHENSIVE INCOME	$55,934	$64,184	$59,732	$(123,916)	$55,934

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Six Months Ended June 30, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$7,662	$91,529	$—	$99,191
Interest income on wholesale notes	—	(574)	32,629	—	32,055
Interest and other income from affiliates	48,450	121,060	158,557	(133,804)	194,263
Rental income on operating leases	—	99,730	25,995	—	125,725
Other income	—	48,884	705	(38,126)	11,463
Total revenues	48,450	276,762	309,415	(171,930)	462,697
EXPENSES
Interest expense:
Interest expense to third parties	78,673	(671)	68,387	—	146,389
Interest expense to affiliates	—	118,166	22,774	(133,804)	7,136
Total interest expense	78,673	117,495	91,161	(133,804)	153,525
Administrative and operating expenses:
Fees charged by affiliates	—	21,749	39,018	(38,126)	22,641
Provision for credit losses	—	5,996	17,102	—	23,098
Depreciation of equipment on operating leases	—	113,456	21,846	—	135,302
Other expenses	—	12,528	4,101	—	16,629
Total administrative and operating expenses	—	153,729	82,067	(38,126)	197,670
Total expenses	78,673	271,224	173,228	(171,930)	351,195
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(30,223)	5,538	136,187	—	111,502
Income tax provision (benefit)	(11,279)	2,166	44,035	—	34,922
Equity in income of consolidated subsidiaries accounted for under the equity method	95,524	92,152	—	(187,676)	—
NET INCOME	$76,580	$95,524	$92,152	$(187,676)	$76,580
COMPREHENSIVE INCOME	$98,844	$117,788	$111,024	$(228,812)	$98,844

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Balance Sheets as of June 30, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$67,823	$90,930	$—	$158,753
Restricted cash	—	100	540,748	—	540,848
Receivables, less allowance for credit losses	—	1,310,545	9,196,659	—	10,507,204
Affiliated accounts and notes receivable	2,981,452	2,204,091	1,909,147	(7,044,336)	50,354
Equipment on operating leases, net	—	1,505,934	355,244	—	1,861,178
Equipment held for sale	—	172,631	16,375	—	189,006
Investments in consolidated subsidiaries accounted for under the equity method	2,404,253	2,443,692	—	(4,847,945)	—
Goodwill and intangible assets, net	—	88,020	28,137	—	116,157
Other assets	1,748	(9,992)	42,505	(3,773)	30,488
TOTAL	$5,387,453	$7,782,844	$12,179,745	$(11,896,054)	$13,453,988
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$700,610	$47,333	$3,675,064	$—	$4,423,007
Accounts payable and other accrued liabilities	293,791	2,661,704	1,241,040	(3,443,357)	753,178
Affiliated debt	—	2,638,383	970,674	(3,604,752)	4,305
Long-term debt	3,067,603	31,171	3,849,275	—	6,948,049
Total liabilities	4,062,004	5,378,591	9,736,053	(7,048,109)	12,128,539
Stockholder’s equity	1,325,449	2,404,253	2,443,692	(4,847,945)	1,325,449
TOTAL	$5,387,453	$7,782,844	$12,179,745	$(11,896,054)	$13,453,988

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Six Months Ended June 30, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$138,595	$177,932	$198,702	$(315,362)	$199,867
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(3,776,561)	(4,239,265)	3,207,693	(4,808,133)
Collections of receivables	—	3,913,846	4,526,691	(3,208,216)	5,232,321
Change in restricted cash	—	—	175,854	—	175,854
Purchase of equipment on operating leases, net	—	(75,969)	(32,086)	—	(108,055)
Change in property and equipment and software, net	—	(113)	—	—	(113)
Net cash from (used in) investing activities	—	61,203	431,194	(523)	491,874
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(298,095)	(146,336)	315,885	(128,546)
Net change in indebtedness	1,405	(24,770)	(405,324)	—	(428,689)
Dividends paid to CNH Industrial America LLC	(140,000)	—	—	—	(140,000)
Net cash from (used in) financing activities	(138,595)	(322,865)	(551,660)	315,885	(697,235)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(83,730)	78,236	—	(5,494)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	151,553	12,694	—	164,247
End of period	$—	$67,823	$90,930	$—	$158,753

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Three Months Ended June 30, 2016
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$4,014	$48,715	$—	$52,729
Interest income on wholesale notes	—	30	18,438	—	18,468
Interest and other income from affiliates	24,203	57,907	83,967	(63,400)	102,677
Rental income on operating leases	—	48,443	11,734	—	60,177
Other income	—	26,729	706	(20,847)	6,588
Total revenues	24,203	137,123	163,560	(84,247)	240,639
EXPENSES
Interest expense:
Interest expense to third parties	43,562	1,398	31,618	—	76,578
Interest expense to affiliates	—	56,442	9,439	(63,400)	2,481
Total interest expense	43,562	57,840	41,057	(63,400)	79,059
Administrative and operating expenses:
Fees charged by affiliates	—	10,657	21,309	(20,847)	11,119
Provision for credit losses	—	3,845	3,415	—	7,260
Depreciation of equipment on operating leases	—	49,870	10,230	—	60,100
Other expenses	—	9,783	2,746	—	12,529
Total administrative and operating expenses	—	74,155	37,700	(20,847)	91,008
Total expenses	43,562	131,995	78,757	(84,247)	170,067
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(19,359)	5,128	84,803	—	70,572
Income tax provision (benefit)	(6,976)	3,650	27,469	—	24,143
Equity in income of consolidated subsidiaries accounted for under the equity method	58,812	57,334	—	(116,146)	—
NET INCOME	$46,429	$58,812	$57,334	$(116,146)	$46,429
COMPREHENSIVE INCOME	$46,782	$59,165	$57,640	$(116,805)	$46,782

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Six Months Ended June 30, 2016
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$7,558	$99,174	$—	$106,732
Interest income on wholesale notes	—	24	33,460	—	33,484
Interest and other income from affiliates	44,844	114,135	166,336	(122,612)	202,703
Rental income on operating leases	—	97,260	22,199	—	119,459
Other income	—	52,863	1,322	(42,006)	12,179
Total revenues	44,844	271,840	322,491	(164,618)	474,557
EXPENSES
Interest expense:
Interest expense to third parties	84,023	(1,097)	64,736	—	147,662
Interest expense to affiliates	—	109,089	16,891	(122,612)	3,368
Total interest expense	84,023	107,992	81,627	(122,612)	151,030
Administrative and operating expenses:
Fees charged by affiliates	—	21,921	42,921	(42,006)	22,836
Provision for credit losses	—	3,696	9,961	—	13,657
Depreciation of equipment on operating leases	—	97,952	19,432	—	117,384
Other expenses	—	10,580	4,933	—	15,513
Total administrative and operating expenses	—	134,149	77,247	(42,006)	169,390
Total expenses	84,023	242,141	158,874	(164,618)	320,420
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(39,179)	29,699	163,617	—	154,137
Income tax provision (benefit)	(14,621)	11,256	53,852	—	50,487
Equity in income of consolidated subsidiaries accounted for under the equity method	128,208	109,765	—	(237,973)	—
NET INCOME	$103,650	$128,208	$109,765	$(237,973)	$103,650
COMPREHENSIVE INCOME	$146,385	$170,943	$146,586	$(317,529)	$146,385

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

NOTE 12: SUBSEQUENT EVENTS

On July 25, 2017, the Company, through a bankruptcy-remote trust, issued $747,560 of amortizing asset-backed notes securitized by U.S. retail note receivables.

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

Trends and Economic Conditions

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended June 30, 2017, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $948 million and $364 million, respectively, representing a decrease of 4.3% and an increase of 13.8% from the same period in 2016. For the six months ended June 30, 2017, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $1,715 million and $644 million, respectively, representing a decrease of 2.6% and an increase of 6.6% from the same period in 2016.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers (“farmers”) may affect the majority of our portfolio.

Net income was $38.2 million for the three months ended June 30, 2017, compared to $46.4 million for the three months ended June 30, 2016. The decrease in net income was primarily due to a reduced net interest margin and increased depreciation of equipment on operating leases from updated depreciation estimates, partially offset by lower losses on equipment held for sale. Net income was $76.6 million and $103.7 million for the six months ended June 30, 2017 and 2016, respectively, primarily due to a reduced net interest margin, increased depreciation of equipment on operating leases from updated depreciation estimates and higher provisions for credit losses in the agricultural equipment sector. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.8% at June 30, 2017 and 0.7% at December 31, 2016 and June 30, 2016.

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

Results of Operations

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Revenues

Revenues for the three and six months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2017	2016	$ Change	% Change
Interest income on retail notes and finance leases	$48,378	$52,729	$(4,351)	(8.3)%
Interest income on wholesale notes	16,039	18,468	(2,429)	(13.2)
Interest and other income from affiliates	97,800	102,677	(4,877)	(4.7)
Rental income on operating leases	62,531	60,177	2,354	3.9
Other income	5,115	6,588	(1,473)	(22.4)
Total revenues	$229,863	$240,639	$(10,776)	(4.5)%

	Six Months Ended
	June 30,
	2017	2016	$ Change	% Change
Interest income on retail notes and finance leases	$99,191	$106,732	$(7,541)	(7.1)%
Interest income on wholesale notes	32,055	33,484	(1,429)	(4.3)
Interest and other income from affiliates	194,263	202,703	(8,440)	(4.2)
Rental income on operating leases	125,725	119,459	6,266	5.2
Other income	11,463	12,179	(716)	(5.9)
Total revenues	$462,697	$474,557	$(11,860)	(2.5)%

Revenues totaled $229.9 million and $462.7 million for the three and six months ended June 30, 2017, respectively, compared to $240.6 million and $474.6 million for the same periods in 2016. Both the quarter-over-quarter and year-over-year decreases were driven by a lower average portfolio, partially offset by a higher average yield and a favorable product mix. The average yield for the managed portfolio was 7.2% and 7.0% for the three months ended June 30, 2017 and 2016, respectively, and 7.2% and 6.9% for the six months ended June 30, 2017 and 2016, respectively.

Interest income on retail notes and finance leases for the three and six months ended June 30, 2017 was $48.4 million and $99.2 million, respectively, representing a decrease of $4.4 million and $7.5 million from the same periods in 2016. For the second quarter, the decrease was primarily due to a $4.8 million unfavorable impact from lower average earning assets, partially offset by a $0.4 million favorable impact from higher interest rates. For the six months ended June 30, 2017, compared to the same period in 2016, the decrease was primarily due to a $9.3 million unfavorable impact from lower average earning assets, partially offset by a $1.8 million favorable impact from higher interest rates.

Interest income on wholesale notes for the three and six months ended June 30, 2017 was $16.0 million and $32.1 million, respectively, representing a decrease of $2.4 million and $1.4 million from the same periods in 2016. For the second quarter, the decrease was primarily due to the unfavorable impact from lower average earning assets. For the six months ended June 30, 2017, compared to the same period in 2016, the decrease was primarily due to a $4.2 million unfavorable impact from lower average earning assets, partially offset by a $2.8 million favorable impact from higher interest rates.

Interest and other income from affiliates for the three and six months ended June 30, 2017 was $97.8 million and $194.3 million, respectively, compared to $102.7 million and $202.7 million, respectively, for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2017, compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $38.3 million and $77.2 million, respectively, a decrease of $6.4 million and $11.6 million from the same periods in 2016, respectively. The decreases were primarily due to lower average retail receivables. For the three and six months ended June 30, 2017, compensation from CNH Industrial North America for wholesale marketing programs was $42.6 million and $82.9 million, respectively, an increase of $2.7 million and $4.5 million from the same periods in

2016, respectively. The increases were primarily due to the mix of programs and products. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $16.8 million and $34.1 million for the three and six months ended June 30, 2017, a decrease of $0.9 million and $0.8 million from the same periods in 2016, respectively.

Rental income on operating leases for the three and six months ended June 30, 2017 was $62.5 million and $125.7 million, representing an increase of $2.4 million and $6.3 million from the same periods in 2016, respectively. The second quarter increase was primarily due to the favorable impacts of $1.7 million from higher rates and $0.7 million from higher average earning assets. For the six months ended June 30, 2017, compared to the same period in 2016, the increase was primarily due to the favorable impacts of $4.0 million from higher rates and $2.3 million from higher average earning assets.

Other income for the three and six months ended June 30, 2017 was $5.1 million and $11.5 million, representing a decrease of $1.5 million and $0.7 million from the same periods in 2016, respectively.

Expenses

Expenses for the three and six months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2017	2016	$ Change	% Change
Total interest expense	$78,797	$79,059	$(262)	(0.3)%
Fees charged by affiliates	10,942	11,119	(177)	(1.6)
Provision for credit losses	10,617	7,260	3,357	46.2
Depreciation of equipment on operating leases	67,133	60,100	7,033	11.7
Other expenses	7,302	12,529	(5,227)	(41.7)
Total expenses	$174,791	$170,067	$4,724	2.8%

	Six Months Ended
	June 30,
	2017	2016	$ Change	% Change
Total interest expense	$153,525	$151,030	$2,495	1.7%
Fees charged by affiliates	22,641	22,836	(195)	(0.9)
Provision for credit losses	23,098	13,657	9,441	69.1
Depreciation of equipment on operating leases	135,302	117,384	17,918	15.3
Other expenses	16,629	15,513	1,116	7.2
Total expenses	$351,195	$320,420	$30,775	9.6%

Interest expense totaled $78.8 million and $153.5 million for the three and six months ended June 30, 2017, respectively, compared to $79.1 million and $151.0 million for the same periods in 2016. For the second quarter, the decrease was due to a $5.9 million favorable impact from lower average total debt, partially offset by a $5.6 million unfavorable impact from higher average interest rates. For the six months, the increase was primarily due to a $13.9 million unfavorable impact from higher average interest rates, partially offset by a $11.5 million favorable impact from lower average total debt. The average debt cost was 2.7% for the six months ended June 30, 2017 compared to 2.4% for the six months ended June 30, 2016.

The provision for credit losses was $10.6 million and $23.1 million for the three and six months ended June 30, 2017, respectively, compared to $7.3 million and $13.7 million for the same periods in 2016. The increases in 2017 were primarily due to higher retail losses.

Depreciation of equipment on operating leases increased by $7.0 million and $17.9 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to updated depreciation estimates.

Other expenses decreased by $5.2 million for the three months ended June 30 2017 and increased by $1.1 million for the six months ended June 30, 2017, compared to the same periods in 2016. The second quarter decrease was primarily due to lower losses on equipment held for sale.

The effective tax rates for the three months ended June 30, 2017 and 2016 were 30.7% and 34.2%, respectively. The effective tax rate was 31.3% for the six-month period ended June 30, 2017, compared to 32.8% for the same period in 2016. The decreases in the effective tax rates were primarily due to profits in tax jurisdictions with lower rates, including Canada.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and six months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2017	2016	$ Change	% Change
Retail receivables	$648,676	$705,003	$(56,327)	(8.0)%
Wholesale receivables	1,936,282	1,770,818	165,464	9.3
Equipment on operating leases	182,088	173,444	8,644	5.0
Total originations	$2,767,046	$2,649,265	$117,781	4.4%

	Six Months Ended
	June 30,
	2017	2016	$ Change	% Change
Retail receivables	$1,256,022	$1,347,433	$(91,411)	(6.8)%
Wholesale receivables	3,552,111	3,556,855	(4,744)	(0.1)
Equipment on operating leases	342,871	322,704	20,167	6.2
Total originations	$5,151,004	$5,226,992	$(75,988)	(1.5)%

Retail originations decreased in the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily due to a decrease in unit sales of CNH Industrial North America equipment. For the same periods, the increase in equipment on operating lease originations was primarily due to an increased customer preference for leasing products. Wholesale originations increased in the three months ended June 30, 2017, primarily due to the timing of dealers’ orders.

Total receivables and equipment on operating leases held as of June 30, 2017, December 31, 2016 and June 30, 2016 were as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2017	2016	2016
Retail receivables	$7,081,597	$7,398,017	$7,739,799
Wholesale receivables	3,510,781	3,568,948	3,780,577
Equipment on operating leases	1,861,178	1,858,443	1,840,569
Total receivables and equipment on operating leases	$12,453,556	$12,825,408	$13,360,945

The total retail receivables balance 30 days or more past due as a percentage of the retail receivables was 1.1% at June 30, 2017 and 1.0% at December 31, 2016 and June 30, 2016. The total wholesale receivables balance 30 days or more past due as a percentage of the wholesale receivables was not significant at June 30, 2017, December 31, 2016 or June 30, 2016. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $39.4 million, $50.3 million and $46.9 million at June 30, 2017, December 31, 2016 and June 30, 2016, respectively. Total wholesale receivables on nonaccrual status were $33.9 million, $43.4 million and $50.6 million at June 30, 2017, December 31, 2016 and June 30, 2016, respectively.

Total receivable write‑off amounts and recoveries, by product, for the three and six months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Write-offs:
Retail	$10,184	$13,513	$22,275	$22,897
Wholesale	1,228	—	2,016	1
Total write-offs	11,412	13,513	24,291	22,898
Recoveries:
Retail	(962)	(568)	(1,996)	(1,518)
Wholesale	(1)	(513)	(8)	(517)
Total recoveries	(963)	(1,081)	(2,004)	(2,035)
Write-offs, net of recoveries:
Retail	9,222	12,945	20,279	21,379
Wholesale	1,227	(513)	2,008	(516)
Total write-offs, net of recoveries	$10,449	$12,432	$22,287	$20,863

Our allowance for credit losses on all receivables financed totaled $85.2 million at June 30, 2017, $84.9 million at December 31, 2016 and $87.6 million at June 30, 2016.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of June 30, 2017.

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

In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs. We have accessed the unsecured bond market in order to add more diversity to our funding sources. As of June 30, 2017, our outstanding unsecured senior notes totaled $3.7 billion. We expect continued changes to our funding profile, with less reliance on the securitization market.

Cash Flows

For the six months ended June 30, 2017 and 2016, our cash flows were as follows (dollars in thousands):

	2017	2016
Cash flows from (used in):
Operating activities	$199,867	$351,387
Investing activities	491,874	173,094
Financing activities	(697,235)	(657,713)
Net cash decrease	$(5,494)	$(133,232)

Operating activities in the six months ended June 30, 2017 generated cash of $200 million, resulting primarily from net income of $77 million, adjusted by depreciation and amortization of $136 million and provision for credit losses of $23 million, partially offset by changes in working capital of $33 million and deferred income tax benefit of $3 million. The decrease in cash provided by operating activities for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to a $137 million reduction in cash from changes in working capital, a $27 million decrease in net income and a $15 million decrease in deferred income tax expense, partially offset by a $18 million increase in depreciation and amortization expense and a $9 million increase in the provision for credit losses.

Investing activities in the six months ended June 30, 2017 generated cash of $492 million, resulting primarily from a net reduction in receivables of $424 million and a decrease in restricted cash of $176 million, partially offset by $108 million in net expenditures for equipment on operating leases. The increase in cash provided by investing activities for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to a $169 million increase from the change in restricted cash, a $105 million net decrease in receivables acquired and a $44 million reduction in net expenditures for equipment on operating leases.

Financing activities in the six months ended June 30, 2017 used cash of $697 million, resulting primarily from net cash paid on long-term debt of $429 million, net cash paid on affiliated debt of $128 million and $140 million in dividends paid to CNH Industrial America. The increase in cash used in financing activities in the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to a $380 million increase in net cash paid on long-term debt and a $106 million increase in net cash paid on affiliated debt, partially offset by a $436 million decrease in net cash paid on short-term borrowings and a $10 million decrease in dividends paid to CNH Industrial America.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost‑effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Industrial Capital has completed public and private issuances of asset‑backed securities in both the U.S. and Canada and, as of June 30, 2017, the amounts outstanding were approximately $5.2 billion. Our securitizations are treated as financing arrangements for accounting purposes.

Effective in December 2016, credit risk retention requirements of Regulation RR under the United States Securities Exchange Act of 1934 require us to retain not less than five percent of the credit risk of the assets collateralizing the asset-backed securities.

Committed Asset‑Backed Facilities

CNH Industrial Capital has committed asset‑backed facilities with several banks or through their commercial paper conduit programs. Committed asset‑backed facilities for the U.S. and Canada totaled $2.8 billion at June 30, 2017, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At June 30, 2017, approximately $0.6 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

As of June 30, 2017, our outstanding unsecured senior notes were as follows (dollars in thousands):

3.625% notes, due 2018	$600,000
3.875% notes, due 2018	600,000
3.375% notes, due 2019	500,000
4.375% notes, due 2020	600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
Hedging effects, discounts and unamortized issuance costs	(30,608)
Total	$3,669,392

On April 10, 2017, we completed an offering of $500 million in aggregate principal amount of our 4.375% unsecured notes due 2022, priced at par.

These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

On June 26, 2017, we repaid our $100 million unsecured term loan.

As of June 30, 2017, we had bank arrangements that included a $100 million uncommitted credit line with a final maturity in June 2018. These bank arrangements also included a fully-drawn C$200 million ($154 million) unsecured revolving credit facility with a final maturity in June 2020 and undrawn, unsecured revolving credit facilities of $300 million, $100 million and $100 million, with final maturities in June 2019, March 2020 and June 2020, respectively.

On June 15, 2017, S&P Global Ratings raised its long-term corporate credit rating on both CNH Industrial N.V. and CNH Industrial Capital LLC from “BB+” to “BBB-” with stable outlook.  The issue-level ratings of both CNH Industrial N.V. and CNH Industrial Capital LLC were also raised to “BBB-”.

Subsequent to the upgrade by S&P Global Ratings, financial covenants contained in two revolving credit facilities that required we maintain an EBITDA coverage ratio will no longer be applicable.

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third‑party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. We had affiliated debt of $4 million and $133 million as of June 30, 2017 and December 31, 2016, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at June 30, 2017 and December 31, 2016 was $1.3 billion and $1.4 billion, respectively.

For the six months ended June 30, 2017, CNH Industrial Capital LLC paid cash dividends of $140 million to CNH Industrial America.

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

Our liquidity available for use as of June 30, 2017 is as follows (dollars in thousands):

Cash, cash equivalents and restricted cash	$699,601
Committed asset-backed facilities	2,838,051
Committed unsecured facilities	654,373
Total cash and facilities	4,192,025
Less: restricted cash	(540,848)
Less: committed asset-backed facilities utilization	(2,266,679)
Less: committed unsecured facilities utilization	(154,373)
Total available for use	$1,230,125

The liquidity available for use varies due to: (a) changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables; and (b) the execution of our funding strategy of maintaining a sufficient level of liquidity and flexible access to a wide variety of financial instruments including both committed and uncommitted, unsecured facilities.

Other Data

	As of or for the Six Months
	Ended June 30,
	2017	2016
	(Dollars in thousands)
Ratio of earnings to fixed charges (1)	1.73	2.02
Total managed receivables	$10,592,378	$11,520,376
Operating lease equipment	1,861,178	1,840,569
Total managed portfolio	$12,453,556	$13,360,945
Delinquency (2)	0.75%	0.67%
Average managed receivables	$10,944,185	$11,823,964
Net credit loss (3)	0.37%	0.27%
Profitability: (4):
Return on average managed portfolio (5)	1.22%	1.55%
Asset Quality:
Allowance for credit losses/total receivables	0.80%	0.76%

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

(2)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(3)	Net credit losses on the managed receivables means write‑offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(4)	Six months ended June 30, 2017 and 2016 annualized.
(5)	Net income for the period expressed as a percentage of the respective average managed portfolio.

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

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2016 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended June 30, 2017.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10‑K (Part I, Item 1A). There was no material change in our risk factors during the six months ended June 30, 2017.

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
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (v) Consolidated Statements of Changes in Stockholder’s Equity for the six months ended June 30, 2017 and 2016 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: August 4, 2017	By:	/s/ BRETT D. DAVIS

		Name:	Brett D. Davis
		Title:	Chairman and President