Form 10-Q
period 2017-09-30
CNH Industrial Capital LLC
filed 2017-11-07
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

As of September 30, 2017, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10‑Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES
Interest income on retail notes and finance leases	$50,592	$52,837	$149,783	$159,569
Interest income on wholesale notes	16,772	18,194	48,827	51,678
Interest and other income from affiliates	97,581	98,129	291,844	300,832
Rental income on operating leases	63,291	61,109	189,016	180,568
Other income	6,653	6,711	18,116	18,890
Total revenues	234,889	236,980	697,586	711,537
EXPENSES
Interest expense:
Interest expense to third parties	78,614	76,079	225,003	223,741
Interest expense to affiliates	1,158	1,279	8,294	4,647
Total interest expense	79,772	77,358	233,297	228,388
Administrative and operating expenses:
Fees charged by affiliates	11,307	11,191	33,948	34,027
Provision for credit losses	8,851	6,756	31,949	20,413
Depreciation of equipment on operating leases	75,030	62,174	210,332	179,558
Other expenses	11,403	13,177	28,032	28,690
Total administrative and operating expenses	106,591	93,298	304,261	262,688
Total expenses	186,363	170,656	537,558	491,076
INCOME BEFORE TAXES	48,526	66,324	160,028	220,461
Income tax provision	14,387	20,995	49,309	71,482
NET INCOME	$34,139	$45,329	$110,719	$148,979

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET INCOME	$34,139	$45,329	$110,719	$148,979
Other comprehensive income (loss):
Foreign currency translation adjustment	24,179	(10,292)	45,585	31,331
Pension liability adjustment	97	130	307	354
Change in derivative financial instruments	1,460	77	2,108	965
Total other comprehensive income	25,736	(10,085)	48,000	32,650
COMPREHENSIVE INCOME	$59,875	$35,244	$158,719	$181,629

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$188,038	$164,247
Restricted cash	540,750	712,845
Receivables, less allowance for credit losses of $84,014 and $84,895, respectively	10,622,169	10,882,070
Affiliated accounts and notes receivable	49,271	83,843
Equipment on operating leases, net	1,809,048	1,858,443
Equipment held for sale	219,158	199,983
Goodwill	110,807	108,715
Other intangible assets, net	5,961	7,366
Other assets	48,728	25,747
TOTAL	$13,593,930	$14,043,259
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,907,069	$4,262,629
Accounts payable and other accrued liabilities	901,424	806,743
Affiliated debt	20,690	132,851
Long-term debt	6,449,349	7,474,318
Total liabilities	12,278,532	12,676,541
Commitments and contingent liabilities (Note 10)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	844,061	844,100
Accumulated other comprehensive loss	(96,136)	(144,136)
Retained earnings	567,473	666,754
Total stockholder’s equity	1,315,398	1,366,718
TOTAL	$13,593,930	$14,043,259

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

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

	September 30,	December 31,
	2017	2016
Restricted cash	$540,750	$712,745
Receivables, less allowance for credit losses of $62,421 and $66,084, respectively	7,403,051	7,682,488
TOTAL	$7,943,801	$8,395,233
Short-term debt (including current maturities of long-term debt)	$3,560,209	$3,717,340
Long-term debt	3,793,791	4,149,524
TOTAL	$7,354,000	$7,866,864

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Dollars in thousands)

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110,719	$148,979
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	210,353	179,584
Amortization of intangibles	1,575	1,475
Provision for credit losses	31,949	20,413
Deferred income tax expense	12,590	26,677
Stock compensation expense (income)	(39)	372
Changes in components of working capital:
Change in affiliated accounts and notes receivables	36,142	58,058
Change in other assets and equipment held for sale	(25,778)	27,860
Change in accounts payable and other accrued liabilities	53,358	(10,435)
Net cash from (used in) operating activities	430,869	452,983
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(7,402,464)	(7,539,033)
Collections of receivables	7,794,990	8,090,012
Change in restricted cash	180,661	231,169
Purchase of equipment on operating leases	(459,274)	(475,709)
Proceeds from disposal of equipment on operating leases	313,816	245,058
Change in property and equipment and software, net	(170)	(250)
Net cash from (used in) investing activities	427,559	551,247
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	633,254	831,858
Payment of affiliated debt	(745,415)	(850,159)
Proceeds from issuance of long-term debt	2,648,923	3,361,732
Payment of long-term debt	(3,158,234)	(3,773,261)
Change in short- term borrowings, net	(3,165)	(436,193)
Dividends paid to CNH Industrial America LLC	(210,000)	(225,000)
Net cash from (used in) financing activities	(834,637)	(1,091,023)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,791	(86,793)
CASH AND CASH EQUIVALENTS
Beginning of period	164,247	302,148
End of period	$188,038	$215,355
CASH PAID DURING THE PERIOD FOR INTEREST	$216,310	$210,270
CASH PAID DURING THE PERIOD FOR TAXES	$49,007	$25,381

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2016	$—	$843,728	$(161,538)	$769,242	$1,451,432
Net income	—	—	—	148,979	148,979
Dividends paid to CNH Industrial America LLC	—	—	—	(225,000)	(225,000)
Foreign currency translation adjustment	—	—	31,331	—	31,331
Stock compensation	—	372	—	—	372
Pension liability adjustment, net of tax	—	—	354	—	354
Change in derivative financial instruments, net of tax	—	—	965	—	965
BALANCE - September 30, 2016	$—	$844,100	$(128,888)	$693,221	$1,408,433
BALANCE - January 1, 2017	$—	$844,100	$(144,136)	$666,754	$1,366,718
Net income	—	—	—	110,719	110,719
Dividends paid to CNH Industrial America LLC	—	—	—	(210,000)	(210,000)
Foreign currency translation adjustment	—	—	45,585	—	45,585
Stock compensation	—	(39)	—	—	(39)
Pension liability adjustment, net of tax	—	—	307	—	307
Change in derivative financial instruments, net of tax	—	—	2,108	—	2,108
BALANCE - September 30, 2017	$—	$844,061	$(96,136)	$567,473	$1,315,398

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends ASC 815, Derivatives and Hedging. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements and improve the disclosures of hedging arrangements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within these years. Early adoption is permitted in any interim period or fiscal year before the effective date. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) is comprised of net income and other adjustments, including foreign currency translation adjustments, pension plan adjustments and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. The Company does not provide income taxes on currency translation adjustments (“CTA”), as the historical earnings from the Company’s foreign subsidiaries are considered to be permanently reinvested.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended September 30, 2017:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(118,179)	$(5,433)	$(330)	$(123,942)
Tax asset	—	1,982	88	2,070
Beginning balance, net of tax	(118,179)	(3,451)	(242)	(121,872)
Other comprehensive income (loss) before reclassifications	24,179	(79)	1,802	25,902
Amounts reclassified from accumulated other comprehensive income (loss)	—	237	184	421
Tax effects	—	(61)	(526)	(587)
Net current-period other comprehensive income (loss)	24,179	97	1,460	25,736
Total	$(94,000)	$(3,354)	$1,218	$(96,136)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the nine months ended September 30, 2017:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(139,585)	$(5,768)	$(1,213)	$(146,566)
Tax asset	—	2,107	323	2,430
Beginning balance, net of tax	(139,585)	(3,661)	(890)	(144,136)
Other comprehensive income (loss) before reclassifications	45,585	(207)	2,344	47,722
Amounts reclassified from accumulated other comprehensive income (loss)	—	700	524	1,224
Tax effects	—	(186)	(760)	(946)
Net current-period other comprehensive income (loss)	45,585	307	2,108	48,000
Total	$(94,000)	$(3,354)	$1,218	$(96,136)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended September 30, 2016:

	Currency		Unrealized
	Translation	Pension	Losses on
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(113,718)	$(5,718)	$(1,977)	$(121,413)
Tax asset	—	2,084	526	2,610
Beginning balance, net of tax	(113,718)	(3,634)	(1,451)	(118,803)
Other comprehensive income (loss) before reclassifications	(10,292)	(48)	(69)	(10,409)
Amounts reclassified from accumulated other comprehensive income (loss)	—	253	174	427
Tax effects	—	(75)	(28)	(103)
Net current-period other comprehensive income (loss)	(10,292)	130	77	(10,085)
Total	$(124,010)	$(3,504)	$(1,374)	$(128,888)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the nine months ended September 30, 2016:

	Currency		Unrealized
	Translation	Pension	Losses on
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(155,341)	$(6,084)	$(3,184)	$(164,609)
Tax asset	—	2,226	845	3,071
Beginning balance, net of tax	(155,341)	(3,858)	(2,339)	(161,538)
Other comprehensive income (loss) before reclassifications	31,331	(189)	812	31,954
Amounts reclassified from accumulated other comprehensive income (loss)	—	759	501	1,260
Tax effects	—	(216)	(348)	(564)
Net current-period other comprehensive income (loss)	31,331	354	965	32,650
Total	$(124,010)	$(3,504)	$(1,374)	$(128,888)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The reclassifications out of AOCI and the location on the consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016	Affected Line Item
Amortization of defined benefit pension items:
	$(237)	$(253)	$(700)	$(759)	Various line items individually insignificant
	(237)	(253)	(700)	(759)	Income before taxes
	91	93	264	288	Income tax benefit
	$(146)	$(160)	$(436)	$(471)	Net of tax
Unrealized losses on derivatives:
	$(184)	$(174)	$(524)	$(501)	Interest expense to third parties
	(184)	(174)	(524)	(501)	Income before taxes
	49	46	139	133	Income tax benefit
	$(135)	$(128)	$(385)	$(368)	Net of tax

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of September 30, 2017 and December 31, 2016 is as follows:

	September 30,	December 31,
	2017	2016
Retail note receivables	$781,405	$854,777
Wholesale receivables	863,094	677,371
Finance lease receivables	52,665	42,291
Restricted receivables	9,009,019	9,392,526
Gross receivables	10,706,183	10,966,965
Less: Allowance for credit losses	(84,014)	(84,895)
Total receivables, net	$10,622,169	$10,882,070

On September 29 and 30, 2017, the Company’s operating subsidiary CNH Industrial Capital Canada acquired C$233,104 ($187,378) of receivables, which were classified as wholesale in the receivables summary, from Iveco Argentina S.A. (“Iveco Argentina”), an indirect wholly-owned subsidiary of CNHI. The purchase is consistent with factoring arrangements between CNH Industrial’s industrial and financial services companies.

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Retail note receivables	$6,274,808	$6,500,949
Wholesale receivables	2,734,211	2,891,577
Total restricted receivables	$9,009,019	$9,392,526

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

The Company’s allowance for credit losses is segregated into two portfolio segments: retail and wholesale. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The retail segment includes retail notes and finance lease receivables. The wholesale segment includes wholesale financing to CNH Industrial North America dealers and certain receivables purchased from Iveco Argentina.

Further, the Company evaluates its portfolio segments by class of receivable: United States and Canada. Typically, the Company’s receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. These classes align with management reporting.

Allowance for credit losses activity for the three months ended September 30, 2017 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$80,440	$4,734	$85,174
Charge-offs	(10,021)	—	(10,021)
Recoveries	446	9	455
Provision	8,822	29	8,851
Foreign currency translation and other	(466)	21	(445)
Ending balance	$79,221	$4,793	$84,014

Allowance for credit losses activity for the nine months ended September 30, 2017 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$78,047	$6,848	$84,895
Charge-offs	(32,296)	(2,016)	(34,312)
Recoveries	2,442	17	2,459
Provision (benefit)	32,043	(94)	31,949
Foreign currency translation and other	(1,015)	38	(977)
Ending balance	$79,221	$4,793	$84,014
Ending balance: individually evaluated for impairment	$22,044	$2,170	$24,214
Ending balance: collectively evaluated for impairment	$57,177	$2,623	$59,800
Receivables:
Ending balance	$7,108,878	$3,597,305	$10,706,183
Ending balance: individually evaluated for impairment	$44,094	$33,871	$77,965
Ending balance: collectively evaluated for impairment	$7,064,784	$3,563,434	$10,628,218

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

A breakdown of the retail portfolio by the customer’s risk grade at the time of origination as of September 30, 2017 and December 31, 2016 is as follows:

	September 30,	December 31,
	2017	2016
Titanium	$3,903,217	$4,117,736
Platinum	2,037,992	2,045,684
Gold	988,527	1,042,918
Silver	145,748	157,170
Bronze	33,394	34,509
Total	$7,108,878	$7,398,017

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

A breakdown of the wholesale portfolio by its credit quality grades as of September 30, 2017 and December 31, 2016 is as follows:

	September 30,	December 31,
	2017	2016
A	$1,338,102	$1,330,159
B	1,442,624	1,603,893
C	473,616	322,652
D	342,963	312,244
Total	$3,597,305	$3,568,948

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

The aging of receivables as of September 30, 2017 is as follows:

	September 30, 2017
							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$31,802	$7,202	$44,892	$83,896	$5,735,283	$5,819,179	$8,946
Canada	$2,682	$1,079	$3,567	$7,328	$1,282,371	$1,289,699	$1,545
Wholesale
United States	$260	$—	$681	$941	$2,709,748	$2,710,689	$119
Canada	$152	$—	$91	$243	$886,373	$886,616	$54
Total
Retail	$34,484	$8,281	$48,459	$91,224	$7,017,654	$7,108,878	$10,491
Wholesale	$412	$—	$772	$1,184	$3,596,121	$3,597,305	$173

In the above aging, Wholesale Canada includes $187,378 of receivables purchased from Iveco Argentina, of which the entire balance is current.

The aging of receivables as of December 31, 2016 is as follows:

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of September 30, 2017 and December 31, 2016, the Company’s recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances, allowances and average recorded investment (based on a ten-month average and thirteen-month average, respectively) are as follows:

	September 30, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$43,404	$41,171	$21,678	$46,501
Canada	$690	$642	$366	$657
Wholesale
United States	$33,871	$33,625	$2,170	$36,964
Canada	$—	$—	$—	$—
Total
Retail	$44,094	$41,813	$22,044	$47,158
Wholesale	$33,871	$33,625	$2,170	$36,964

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$31,360	$30,031	$18,102	$31,268
Canada	$23	$23	$11	$28
Wholesale
United States	$43,659	$43,369	$4,250	$46,482
Canada	$—	$—	$—	$—
Total
Retail	$31,383	$30,054	$18,113	$31,296
Wholesale	$43,659	$43,369	$4,250	$46,482

As of September 30, 2017 and December 31, 2016, the Company’s impaired receivables individually evaluated for impairment without an allowance were immaterial. Interest income recognized for the three and nine months ended September 30, 2017 and 2016 was immaterial.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017			December 31, 2016
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$48,550	$33,625	$82,175	$49,998	$43,369	$93,367
Canada	$2,368	$—	$2,368	$325	$—	$325

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

As of September 30, 2017, the Company had 235 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $5,780 and the post-modification value was $5,092. Additionally, the Company had 453 accounts with a balance of $29,722 undergoing bankruptcy proceedings where a concession has not yet been determined. As of September 30, 2016, the Company had 245 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $4,050 and the post-modification value was $3,404. Additionally, the Company had 562 accounts with a balance of $33,607 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended September 30, 2017 and 2016.

As of September 30, 2017 and 2016, the Company’s wholesale TDRs were immaterial.

NOTE 5: CREDIT FACILITIES AND DEBT

In July 2017, the Company, through a bankruptcy-remote trust, issued $747,560 of amortizing asset-backed notes securitized by U.S. retail note receivables.

In September 2017, the Company extended the maturity date of its $1,200,000 U.S. retail committed asset-backed facility to September 27, 2019.

NOTE 6: INCOME TAXES

The effective tax rates for the three months ended September 30, 2017 and 2016 were 29.6% and 31.7%, respectively. The effective tax rate was 30.8% for the nine-month period ended September 30, 2017, compared to 32.4% for the same period in 2016. The Company’s provision for income taxes is based on an estimated tax rate for

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

the year applied to the year-to-date federal, state and foreign income. The 2017 estimated annual tax rate is expected to be lower than the U.S. federal corporate income tax rate of 35% primarily due to profits in tax jurisdictions with lower rates, including Canada.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the three and nine months ended September 30, 2017 and 2016. These amounts are recorded in “Other expenses” in the consolidated statements of income. As of September 30, 2017, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $518.

The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and nine months ended September 30, 2017 and 2016.

The Company’s interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was approximately $3,367,990 and $2,954,424 at September 30, 2017 and December 31, 2016, respectively. The ten-month average notional amounts for the nine months ended September 30, 2017 and 2016 were $3,260,026 and $3,138,854, respectively.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of September 30, 2017 and December 31, 2016 in the consolidated balance sheets are recorded as follows:

	September 30,	December 31,
	2017	2016
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$7,443	$1,631
Accounts payable and other accrued liabilities:
Interest rate derivatives	$2,516	$5,646
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$4,347	$3,977
Foreign exchange contracts	313	58
Total	$4,660	$4,035
Accounts payable and other accrued liabilities:
Interest rate derivatives	$4,347	$3,977
Foreign exchange contracts	391	1,183
Total	$4,738	$5,160

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and nine months ended September 30, 2017 and 2016 are recorded in the following accounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives	$1,802	$(69)	$2,344	$812
Reclassified from accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives—Interest expense to third parties	(184)	(174)	(524)	(501)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$(139)	$1,104	$874	$2,981

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, all of which are classified as Level 2:

	September 30,	December 31,
	2017	2016
Assets
Interest rate derivatives	$11,790	$5,608
Foreign exchange contracts	313	58
Total assets	$12,103	$5,666
Liabilities
Interest rate derivatives	$6,863	$9,623
Foreign exchange contracts	391	1,183
Total liabilities	$7,254	$10,806

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$10,622,169	$10,566,753	$10,882,070	$10,885,595
Long-term debt	$6,449,349	$6,448,454	$7,474,318	$7,364,581

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

A summary of the Company’s reportable segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
United States	$188,733	$194,577	$567,401	$586,680
Canada	47,357	43,469	133,385	127,956
Eliminations	(1,201)	(1,066)	(3,200)	(3,099)
Total	$234,889	$236,980	$697,586	$711,537
Interest expense
United States	$69,649	$68,489	$202,785	$201,892
Canada	11,324	9,935	33,712	29,595
Eliminations	(1,201)	(1,066)	(3,200)	(3,099)
Total	$79,772	$77,358	$233,297	$228,388
Segment net income
United States	$16,925	$28,831	$65,257	$98,682
Canada	17,214	16,498	45,462	50,297
Total	$34,139	$45,329	$110,719	$148,979
Depreciation and amortization
United States	$63,908	$52,137	$178,404	$151,061
Canada	11,672	10,558	33,524	29,998
Total	$75,580	$62,695	$211,928	$181,059
Expenditures for equipment on operating leases
United States	$95,662	$119,970	$382,661	$368,217
Canada	20,741	33,035	76,613	107,492
Total	$116,403	$153,005	$459,274	$475,709
Provision (benefit) for credit losses
United States	$8,924	$7,548	$31,841	$24,354
Canada	(73)	(792)	108	(3,941)
Total	$8,851	$6,756	$31,949	$20,413

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	September 30,	December 31,
	2017	2016
Segment assets
United States	$11,122,083	$12,016,606
Canada	2,804,470	2,400,814
Eliminations	(332,623)	(374,161)
Total	$13,593,930	$14,043,259
Managed receivables
United States	$8,529,868	$9,082,365
Canada	2,176,315	1,884,600
Total	$10,706,183	$10,966,965

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Subsidy from CNH Industrial North America:
Retail	$39,401	$41,402	$116,561	$130,134
Wholesale	41,331	38,952	124,261	117,336
Operating lease	16,802	17,393	50,909	52,347
Income from affiliated receivables:
CNH Industrial North America	47	382	113	1,015
Total interest and other income from affiliates	$97,581	$98,129	$291,844	$300,832

Interest expense to affiliates was $1,158 and $1,279, respectively, for the three months ended September 30, 2017 and 2016 and $8,294 and $4,647, respectively, for the nine months ended September 30, 2017 and 2016. Fees charged by affiliates were $11,307 and $11,191, respectively, for the three months ended September 30, 2017 and 2016 and $33,948 and $34,027, respectively, for the nine months ended September 30, 2017 and 2016 and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of September 30, 2017 and December 31, 2016, the Company had various accounts and notes receivable and debt with the following affiliates:

	September 30,	December 31,
	2017	2016
Affiliated receivables from:
CNH Industrial America	$16,281	$49,526
CNH Industrial Canada Ltd.	20,686	21,398
Other affiliates	12,304	12,919
Total affiliated receivables	$49,271	$83,843
Affiliated debt owed to:
CNH Industrial America	$20,690	$132,851

Included in “Other Assets” in the accompanying balance sheet were tax receivables due from related parties of $6,469 as of September 30, 2017. Accounts payable and other accrued liabilities, including tax payables, of $127,660 and $3,792, respectively, as of September 30, 2017 and December 31, 2016, were payable to related parties.

On September 29 and 30, 2017, the Company’s operating subsidiary CNH Industrial Capital Canada acquired C$233,104 ($187,378) of receivables, which were classified as wholesale, from Iveco Argentina, an indirect wholly-owned subsidiary of CNHI. The purchase is consistent with factoring arrangements between CNH Industrial’s industrial and financial services companies.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

Commitments

The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At September 30, 2017, the total credit limit available was $6,406,184, of which $3,331,538 was utilized.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the “Guarantor Entities”), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Three Months Ended September 30, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$3,363	$47,229	$—	$50,592
Interest income on wholesale notes	—	(261)	17,033	—	16,772
Interest and other income from affiliates	26,792	60,233	79,555	(68,999)	97,581
Rental income on operating leases	—	49,290	14,001	—	63,291
Other income	—	24,197	798	(18,342)	6,653
Total revenues	26,792	136,822	158,616	(87,341)	234,889
EXPENSES
Interest expense:
Interest expense to third parties	46,887	(5,255)	36,982	—	78,614
Interest expense to affiliates	—	59,721	10,436	(68,999)	1,158
Total interest expense	46,887	54,466	47,418	(68,999)	79,772
Administrative and operating expenses:
Fees charged by affiliates	—	10,875	18,774	(18,342)	11,307
Provision for credit losses	—	3,743	5,108	—	8,851
Depreciation of equipment on operating leases	—	63,361	11,669	—	75,030
Other expenses	—	9,203	2,200	—	11,403
Total administrative and operating expenses	—	87,182	37,751	(18,342)	106,591
Total expenses	46,887	141,648	85,169	(87,341)	186,363
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(20,095)	(4,826)	73,447	—	48,526
Income tax provision (benefit)	(7,499)	(1,907)	23,793	—	14,387
Equity in income of consolidated subsidiaries accounted for under the equity method	46,735	49,654	—	(96,389)	—
NET INCOME	$34,139	$46,735	$49,654	$(96,389)	$34,139
COMPREHENSIVE INCOME	$59,875	$72,471	$71,767	$(144,238)	$59,875

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Nine Months Ended September 30, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$11,025	$138,758	$—	$149,783
Interest income on wholesale notes	—	(835)	49,662	—	48,827
Interest and other income from affiliates	75,242	181,293	238,112	(202,803)	291,844
Rental income on operating leases	—	149,020	39,996	—	189,016
Other income	—	73,081	1,503	(56,468)	18,116
Total revenues	75,242	413,584	468,031	(259,271)	697,586
EXPENSES
Interest expense:
Interest expense to third parties	125,560	(5,926)	105,369	—	225,003
Interest expense to affiliates	—	177,887	33,210	(202,803)	8,294
Total interest expense	125,560	171,961	138,579	(202,803)	233,297
Administrative and operating expenses:
Fees charged by affiliates	—	32,624	57,792	(56,468)	33,948
Provision for credit losses	—	9,739	22,210	—	31,949
Depreciation of equipment on operating leases	—	176,817	33,515	—	210,332
Other expenses	—	21,731	6,301	—	28,032
Total administrative and operating expenses	—	240,911	119,818	(56,468)	304,261
Total expenses	125,560	412,872	258,397	(259,271)	537,558
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(50,318)	712	209,634	—	160,028
Income tax provision (benefit)	(18,778)	259	67,828	—	49,309
Equity in income of consolidated subsidiaries accounted for under the equity method	142,259	141,806	—	(284,065)	—
NET INCOME	$110,719	$142,259	$141,806	$(284,065)	$110,719
COMPREHENSIVE INCOME	$158,719	$190,259	$182,791	$(373,050)	$158,719

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Balance Sheets as of September 30, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$84,616	$103,422	$—	$188,038
Restricted cash	—	—	540,750	—	540,750
Receivables, less allowance for credit losses	—	1,388,233	9,233,936	—	10,622,169
Affiliated accounts and notes receivable	2,918,558	2,227,509	2,013,312	(7,110,108)	49,271
Equipment on operating leases, net	—	1,443,010	366,038	—	1,809,048
Equipment held for sale	—	198,180	20,978	—	219,158
Investments in consolidated subsidiaries accounted for under the equity method	2,476,798	2,515,460	—	(4,992,258)	—
Goodwill and intangible assets, net	—	87,533	29,235	—	116,768
Other assets	7,681	17,432	27,563	(3,948)	48,728
TOTAL	$5,403,037	$7,961,973	$12,335,234	$(12,106,314)	$13,593,930
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$1,301,177	$45,683	$3,560,209	$—	$4,907,069
Accounts payable and other accrued liabilities	311,140	2,829,580	1,213,133	(3,452,429)	901,424
Affiliated debt	—	2,590,370	1,091,947	(3,661,627)	20,690
Long-term debt	2,475,322	19,542	3,954,485	—	6,449,349
Total liabilities	4,087,639	5,485,175	9,819,774	(7,114,056)	12,278,532
Stockholder’s equity	1,315,398	2,476,798	2,515,460	(4,992,258)	1,315,398
TOTAL	$5,403,037	$7,961,973	$12,335,234	$(12,106,314)	$13,593,930

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Nine Months Ended September 30, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$200,310	$366,941	$122,281	$(258,663)	$430,869
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(5,760,281)	(6,460,450)	4,818,267	(7,402,464)
Collections of receivables	—	5,815,960	6,797,645	(4,818,615)	7,794,990
Change in restricted cash	—	100	180,561	—	180,661
Purchase of equipment on operating leases, net	—	(105,329)	(40,129)	—	(145,458)
Change in property and equipment and software, net	—	(170)	—	—	(170)
Net cash from (used in) investing activities	—	(49,720)	477,627	(348)	427,559
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(346,109)	(25,063)	259,011	(112,161)
Net change in indebtedness	9,690	(38,049)	(484,117)	—	(512,476)
Dividends paid to CNH Industrial America LLC	(210,000)	—	—	—	(210,000)
Net cash from (used in) financing activities	(200,310)	(384,158)	(509,180)	259,011	(834,637)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(66,937)	90,728	—	23,791
CASH AND CASH EQUIVALENTS:
Beginning of period	—	151,553	12,694	—	164,247
End of period	$—	$84,616	$103,422	$—	$188,038

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Three Months Ended September 30, 2016
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$3,354	$49,483	$—	$52,837
Interest income on wholesale notes	—	(79)	18,273	—	18,194
Interest and other income from affiliates	26,358	57,520	80,093	(65,842)	98,129
Rental income on operating leases	—	49,001	12,108	—	61,109
Other income	—	26,258	764	(20,311)	6,711
Total revenues	26,358	136,054	160,721	(86,153)	236,980
EXPENSES
Interest expense:
Interest expense to third parties	43,807	(216)	32,488	—	76,079
Interest expense to affiliates	—	58,087	9,034	(65,842)	1,279
Total interest expense	43,807	57,871	41,522	(65,842)	77,358
Administrative and operating expenses:
Fees charged by affiliates	—	10,771	20,731	(20,311)	11,191
Provision for credit losses	—	519	6,237	—	6,756
Depreciation of equipment on operating leases	—	51,618	10,556	—	62,174
Other expenses	—	11,466	1,711	—	13,177
Total administrative and operating expenses	—	74,374	39,235	(20,311)	93,298
Total expenses	43,807	132,245	80,757	(86,153)	170,656
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(17,449)	3,809	79,964	—	66,324
Income tax provision (benefit)	(6,512)	1,183	26,324	—	20,995
Equity in income of consolidated subsidiaries accounted for under the equity method	56,266	53,640	—	(109,906)	—
NET INCOME	$45,329	$56,266	$53,640	$(109,906)	$45,329
COMPREHENSIVE INCOME	$35,244	$46,181	$44,762	$(90,943)	$35,244

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Nine Months Ended September 30, 2016
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$10,912	$148,657	$—	$159,569
Interest income on wholesale notes	—	(55)	51,733	—	51,678
Interest and other income from affiliates	71,202	171,655	246,429	(188,454)	300,832
Rental income on operating leases	—	146,261	34,307	—	180,568
Other income	—	79,121	2,086	(62,317)	18,890
Total revenues	71,202	407,894	483,212	(250,771)	711,537
EXPENSES
Interest expense:
Interest expense to third parties	127,830	(1,313)	97,224	—	223,741
Interest expense to affiliates	—	167,176	25,925	(188,454)	4,647
Total interest expense	127,830	165,863	123,149	(188,454)	228,388
Administrative and operating expenses:
Fees charged by affiliates	—	32,692	63,652	(62,317)	34,027
Provision for credit losses	—	4,215	16,198	—	20,413
Depreciation of equipment on operating leases	—	149,570	29,988	—	179,558
Other expenses	—	22,046	6,644	—	28,690
Total administrative and operating expenses	—	208,523	116,482	(62,317)	262,688
Total expenses	127,830	374,386	239,631	(250,771)	491,076
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(56,628)	33,508	243,581	—	220,461
Income tax provision (benefit)	(21,133)	12,439	80,176	—	71,482
Equity in income of consolidated subsidiaries accounted for under the equity method	184,474	163,405	—	(347,879)	—
NET INCOME	$148,979	$184,474	$163,405	$(347,879)	$148,979
COMPREHENSIVE INCOME	$181,629	$217,124	$191,348	$(408,472)	$181,629

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

NOTE 12: SUBSEQUENT EVENTS

On October 4, 2017, the Company, through a bankruptcy-remote trust, issued C$431,528 ($345,857) of amortizing asset-backed notes secured by Canadian retail loan receivables.

On October 24, 2017, Fitch Ratings initiated coverage of CNH Industrial Capital LLC and assigned its long-term issuer default rating of “BBB-” with a stable outlook; following this, CNH Industrial Capital LLC’s securities will be eligible for the main investment grade indices in the U.S. market.

On October 31, 2017, the Company announced an intention to redeem on December 1, 2017 all of the outstanding $600,000 aggregate principal amount of its 3.875% notes due July 2018.

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

Trends and Economic Conditions

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended September 30, 2017, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $873 million and $336 million, respectively, representing a decrease of 1.7% and an increase of 6.3% from the same period in 2016. For the nine months ended September 30, 2017, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $2,588 million and $979 million, respectively, representing a decrease of 2.3% and an increase of 6.5% from the same period in 2016.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers (“farmers”) may affect the majority of our portfolio.

Net income was $34.1 million for the three months ended September 30, 2017, compared to $45.3 million for the three months ended September 30, 2016. The decrease in net income was primarily due to a reduced net interest margin and increased depreciation of equipment on operating leases from updated depreciation estimates. Net income was $110.7 million and $149.0 million for the nine months ended September 30, 2017 and 2016, respectively, primarily due to a reduced net interest margin, increased depreciation of equipment on operating leases from updated depreciation estimates and higher provisions for credit losses. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.9% at September 30, 2017 and 0.7% at December 31, 2016 and September 30, 2016.

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

Results of Operations

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

Revenues

Revenues for the three and nine months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2017	2016	$ Change	% Change
Interest income on retail notes and finance leases	$50,592	$52,837	$(2,245)	(4.2)%
Interest income on wholesale notes	16,772	18,194	(1,422)	(7.8)
Interest and other income from affiliates	97,581	98,129	(548)	(0.6)
Rental income on operating leases	63,291	61,109	2,182	3.6
Other income	6,653	6,711	(58)	(0.9)
Total revenues	$234,889	$236,980	$(2,091)	(0.9)%

	Nine Months Ended
	September 30,
	2017	2016	$ Change	% Change
Interest income on retail notes and finance leases	$149,783	$159,569	$(9,786)	(6.1)%
Interest income on wholesale notes	48,827	51,678	(2,851)	(5.5)
Interest and other income from affiliates	291,844	300,832	(8,988)	(3.0)
Rental income on operating leases	189,016	180,568	8,448	4.7
Other income	18,116	18,890	(774)	(4.1)
Total revenues	$697,586	$711,537	$(13,951)	(2.0)%

Revenues totaled $234.9 million and $697.6 million for the three and nine months ended September 30, 2017, respectively, compared to $237.0 million and $711.5 million for the same periods in 2016. Both the quarter-over-quarter and year-over-year decreases were driven by a lower average portfolio, partially offset by a higher average yield and a favorable product mix. The average yield for the managed portfolio was 7.4% and 7.0% for the three months ended September 30, 2017 and 2016, respectively, and 7.3% and 6.9% for the nine months ended September 30, 2017 and 2016, respectively.

Interest income on retail notes and finance leases for the three and nine months ended September 30, 2017 was $50.6 million and $149.8 million, respectively, representing a decrease of $2.2 million and $9.8 million from the same periods in 2016. For the third quarter, the decrease was primarily due to a $4.0 million unfavorable impact from lower average earning assets, partially offset by a $1.8 million favorable impact from higher interest rates. For the nine months ended September 30, 2017, compared to the same period in 2016, the decrease was primarily due to a $13.3 million unfavorable impact from lower average earning assets, partially offset by a $3.5 million favorable impact from higher interest rates.

Interest income on wholesale notes for the three and nine months ended September 30, 2017 was $16.8 million and $48.8 million, respectively, representing a decrease of $1.4 million and $2.9 million from the same periods in 2016. For the third quarter, the decrease was primarily due to a $2.3 million unfavorable impact from lower average earning assets, partially offset by a $0.9 million favorable impact from higher interest rates. For the nine months ended September 30, 2017, compared to the same period in 2016, the decrease was primarily due to a $6.5 million unfavorable impact from lower average earning assets, partially offset by a $3.6 million favorable impact from higher interest rates.

Interest and other income from affiliates for the three and nine months ended September 30, 2017 was $97.6 million and $291.8 million, respectively, compared to $98.1 million and $300.8 million, respectively, for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $39.4 million and $116.6 million, respectively, a decrease of $2.0 million and

$13.6 million from the same periods in 2016, respectively. The decreases were primarily due to lower average retail receivables. For the three and nine months ended September 30, 2017, compensation from CNH Industrial North America for wholesale marketing programs was $41.3 million and $124.3 million, respectively, an increase of $2.4 million and $6.9 million from the same periods in 2016, respectively. The increases were primarily due to the mix of programs and products. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $16.8 million and $50.9 million for the three and nine months ended September 30, 2017, a decrease of $0.6 million and $1.4 million from the same periods in 2016, respectively.

Rental income on operating leases for the three and nine months ended September 30, 2017 was $63.3 million and $189.0 million, representing an increase of $2.2 million and $8.4 million from the same periods in 2016, respectively. The third quarter increase was primarily due to the favorable impact from higher rates. For the nine months ended September 30, 2017, compared to the same period in 2016, the increase was primarily due to the favorable impacts of $6.4 million from higher rates and $2.0 million from higher average earning assets.

Expenses

Expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2017	2016	$ Change	% Change
Total interest expense	$79,772	$77,358	$2,414	3.1%
Fees charged by affiliates	11,307	11,191	116	1.0
Provision for credit losses	8,851	6,756	2,095	31.0
Depreciation of equipment on operating leases	75,030	62,174	12,856	20.7
Other expenses	11,403	13,177	(1,774)	(13.5)
Total expenses	$186,363	$170,656	$15,707	9.2%

	Nine Months Ended
	September 30,
	2017	2016	$ Change	% Change
Total interest expense	$233,297	$228,388	$4,909	2.1%
Fees charged by affiliates	33,948	34,027	(79)	(0.2)
Provision for credit losses	31,949	20,413	11,536	56.5
Depreciation of equipment on operating leases	210,332	179,558	30,774	17.1
Other expenses	28,032	28,690	(658)	(2.3)
Total expenses	$537,558	$491,076	$46,482	9.5%

Interest expense totaled $79.8 million and $233.3 million for the three and nine months ended September 30, 2017, respectively, compared to $77.4 million and $228.4 million for the same periods in 2016. For the third quarter, the increase was primarily due to a $7.2 million unfavorable impact from higher average interest rates, partially offset by a $4.8 million favorable impact from lower average total debt. For the nine months, the increase was primarily due to a $21.1 million unfavorable impact from higher average interest rates, partially offset by a $16.2 million favorable impact from lower average total debt. The average debt cost was 2.7% for the nine months ended September 30, 2017 compared to 2.5% for the nine months ended September 30, 2016.

The provision for credit losses was $8.9 million and $31.9 million for the three and nine months ended September 30, 2017, respectively, compared to $6.8 million and $20.4 million for the same periods in 2016. The increases in 2017 were primarily due to higher retail losses.

Depreciation of equipment on operating leases increased by $12.9 million and $30.8 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to updated depreciation estimates.

The effective tax rates for the three months ended September 30, 2017 and 2016 were 29.6% and 31.7%, respectively. The effective tax rate was 30.8% for the nine-month period ended September 30, 2017, compared to 32.4% for the same period in 2016. The decreases in the effective tax rates were primarily due to profits in tax jurisdictions with lower rates, including Canada.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and nine months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2017	2016	$ Change	% Change
Retail receivables	$695,605	$713,398	$(17,793)	(2.5)%
Wholesale receivables	1,898,726	1,921,347	(22,621)	(1.2)
Equipment on operating leases	116,403	153,005	(36,602)	(23.9)
Total originations	$2,710,734	$2,787,750	$(77,016)	(2.8)%

	Nine Months Ended
	September 30,
	2017	2016	$ Change	% Change
Retail receivables	$1,951,627	$2,060,831	$(109,204)	(5.3)%
Wholesale receivables	5,450,837	5,478,202	(27,365)	(0.5)
Equipment on operating leases	459,274	475,709	(16,435)	(3.5)
Total originations	$7,861,738	$8,014,742	$(153,004)	(1.9)%

Retail originations decreased in the three and nine months ended September 30, 2017 compared to the same periods in 2016, primarily due to a decrease in unit sales of CNH Industrial North America equipment. For the same periods, the decrease in equipment on operating lease originations was primarily due to programming changes.

Total receivables and equipment on operating leases held as of September 30, 2017, December 31, 2016 and September 30, 2016 were as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2017	2016	2016
Retail receivables	$7,108,878	$7,398,017	$7,631,644
Wholesale receivables	3,597,305	3,568,948	3,618,671
Equipment on operating leases	1,809,048	1,858,443	1,838,843
Total receivables and equipment on operating leases	$12,515,231	$12,825,408	$13,089,158

The total retail receivables balance 30 days or more past due as a percentage of the retail receivables was 1.3% at September 30, 2017 and 1.0% at December 31, 2016 and September 30, 2016. The total wholesale receivables balance 30 days or more past due as a percentage of the wholesale receivables was not significant at September 30, 2017, December 31, 2016 or September 30, 2016. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $50.9 million, $50.3 million and $47.9 million at September 30, 2017, December 31, 2016 and September 30, 2016, respectively. Total wholesale receivables on nonaccrual status were $33.6 million, $43.4 million and $44.8 million at September 30, 2017, December 31, 2016 and September 30, 2016, respectively.

Total receivable write‑off amounts and recoveries, by product, for the three and nine months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Write-offs:
Retail	$10,021	$8,840	$32,296	$31,737
Wholesale	—	—	2,016	1
Total write-offs	10,021	8,840	34,312	31,738
Recoveries:
Retail	(446)	(835)	(2,442)	(2,353)
Wholesale	(9)	(3)	(17)	(520)
Total recoveries	(455)	(838)	(2,459)	(2,873)
Write-offs, net of recoveries:
Retail	9,575	8,005	29,854	29,384
Wholesale	(9)	(3)	1,999	(519)
Total write-offs, net of recoveries	$9,566	$8,002	$31,853	$28,865

Our allowance for credit losses on all receivables financed totaled $84.0 million at September 30, 2017, $84.9 million at December 31, 2016 and $85.7 million at September 30, 2016.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of September 30, 2017.

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

In addition, we have committed secured and unsecured facilities, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs. We have accessed the unsecured bond market in order to add more diversity to our funding sources. As of September 30, 2017, our outstanding unsecured senior notes totaled $3.7 billion. We expect continued changes to our funding profile, with less reliance on the securitization market.

Cash Flows

For the nine months ended September 30, 2017 and 2016, our cash flows were as follows (dollars in thousands):

	2017	2016
Cash flows from (used in):
Operating activities	$430,869	$452,983
Investing activities	427,559	551,247
Financing activities	(834,637)	(1,091,023)
Net cash decrease	$23,791	$(86,793)

Operating activities in the nine months ended September 30, 2017 generated cash of $431 million, resulting primarily from net income of $111 million, adjusted by depreciation and amortization of $212 million, changes in working capital of $64 million, provision for credit losses of $32 million and deferred income tax expense of $12 million. The decrease in cash provided by operating activities for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to a $38 million decrease in net income, a $14 million decrease in deferred income tax expense and a $12 million reduction in cash from changes in working capital, partially offset by a $31 million increase in depreciation and amortization expense and an $11 million increase in provision for credit losses.

Investing activities in the nine months ended September 30, 2017 generated cash of $428 million, resulting primarily from a net reduction in receivables of $392 million and a decrease in restricted cash of $181 million, partially offset by $145 million in net expenditures for equipment on operating leases. The decrease in cash provided by investing activities for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to a $158 million lower net reduction in receivables and a $51 million decrease from the change in restricted cash, partially offset by a $86 million reduction in net expenditures for equipment on operating leases.

Financing activities in the nine months ended September 30, 2017 used cash of $835 million, resulting primarily from net cash paid on long-term debt of $510 million, $210 million in dividends paid to CNH Industrial America and net cash paid on affiliated debt and short-term borrowings of $112 million and $3 million, respectively. The decrease in cash used in financing activities in the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to a $433 million decrease in net cash paid on short-term borrowings and lower dividends of $15 million paid to CNH Industrial America, partially offset by increases in net cash paid on long-term debt and affiliated debt of $98 million and $94 million, respectively.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. Because this market generally remains a cost‑effective financing source and allows access to a wide investor base, we expect to continue utilizing securitization as one of our core sources of funding in the near future. CNH Industrial Capital has completed public and private issuances of asset‑backed securities in both the U.S. and Canada and, as of September 30, 2017, the amounts outstanding were approximately $5.3 billion. Our securitizations are treated as financing arrangements for accounting purposes.

Effective in December 2016, credit risk retention requirements of Regulation RR under the United States Securities Exchange Act of 1934 require us to retain not less than five percent of the credit risk of the assets collateralizing the asset-backed securities.

Committed Asset‑Backed Facilities

CNH Industrial Capital has committed asset‑backed facilities with several banks or through their commercial paper conduit programs. Committed asset‑backed facilities for the U.S. and Canada totaled $2.9 billion at September 30, 2017, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At September 30, 2017, approximately $0.7 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

As of September 30, 2017, our outstanding unsecured senior notes were as follows (dollars in thousands):

3.625% notes, due 2018	$600,000
3.875% notes, due 2018	600,000
3.375% notes, due 2019	500,000
4.375% notes, due 2020	600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
Hedging effects, discounts and unamortized issuance costs	(22,525)
Total	$3,677,475

These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

As of September 30, 2017, we had bank arrangements that included a fully-drawn $100 million uncommitted credit line with a final maturity in June 2018. These bank arrangements also included a fully-drawn C$200 million ($161 million) unsecured revolving credit facility with a final maturity in June 2020 and undrawn, unsecured revolving credit facilities of $300 million, $100 million and $100 million, with final maturities in June 2019, March 2020 and June 2020, respectively.

On October 24, 2017, Fitch Ratings assigned CNH Industrial N.V. and CNH Industrial Capital LLC new long-term issuer default ratings of “BBB-”. This rating action follows the upgrade of Standard and Poor’s, on June 15, 2017, of the long-term corporate rating of CNH Industrial N.V. and CNH Industrial Capital LLC to “BBB-”. These two actions will make our securities eligible for the main investment grade indices in the U.S. market, which we believe will improve our access to funding at better rates.

On October 31, 2017, we announced an intention to redeem on December 1, 2017 all of the outstanding $600 million aggregate principal amount of our 3.875% notes due July 2018.

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third‑party financing options. We have obtained financing from CNHI treasury subsidiaries and, from time to time, have entered into term loan agreements. We had affiliated debt of $21 million and $133 million as of September 30, 2017 and December 31, 2016, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at September 30, 2017 and December 31, 2016 was $1.3 billion and $1.4 billion, respectively.

For the nine months ended September 30, 2017, CNH Industrial Capital LLC paid cash dividends of $210 million to CNH Industrial America.

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

Our liquidity available for use as of September 30, 2017 is as follows (dollars in thousands):

Cash, cash equivalents and restricted cash	$728,788
Committed asset-backed facilities	2,869,345
Committed unsecured facilities	660,768
Total cash and facilities	4,258,901
Less: restricted cash	(540,750)
Less: committed asset-backed facilities utilization	(2,161,408)
Less: committed unsecured facilities utilization	(160,768)
Total available for use	$1,395,975

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

Other Data

	As of or for the Nine Months
	Ended September 30,
	2017	2016
	(Dollars in thousands)
Ratio of earnings to fixed charges (1)	1.69	1.97
Total managed receivables	$10,706,183	$11,250,315
Operating lease equipment	1,809,048	1,838,843
Total managed portfolio	$12,515,231	$13,089,158
Delinquency (2)	0.86%	0.71%
Average managed receivables	$10,753,428	$11,604,322
Net credit loss (3)	0.39%	0.30%
Profitability: (4):
Return on average managed portfolio (5)	1.18%	1.49%
Asset Quality:
Allowance for credit losses/total receivables	0.78%	0.76%

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

(2)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(3)	Net credit losses on the managed receivables means write‑offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(4)	Nine months ended September 30, 2017 and 2016 annualized.
(5)	Net income for the period expressed as a percentage of the respective average managed portfolio.

Cautionary Note Regarding Forward‑Looking Statements

This quarterly report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this filing, including statements regarding our competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, capital expenditures, dividends, capital structure or other financial items; costs; and plans and objectives of management regarding operations, products and services, are forward-looking statements. These statements may include terminology such as “may,” “will,” “expect,” “could,” “should,” “intend,” “estimate,” “anticipate,” “believe,” “outlook,” “continue,” “remain,” “on track,” “design,” “target,” “objective,” “goal,” “forecast,” “projection,”

“prospects,” “plan,” or similar terminology. Forward-looking statements are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize or other assumptions underlying any of the forward-looking statements prove to be incorrect, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.

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

Forward‑looking statements are based upon assumptions relating to the factors described in this filing, which are sometimes based upon estimates and data received from third parties. Such estimates and data are often revised. Our actual results could differ materially from those anticipated in such forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update or revise publicly our forward-looking statements.

Additional factors which could cause actual results and developments to differ from those expressed or implied by the forward‑looking statements are included in the section “Item 1A. Risk Factors” in our most recent annual report on Form 10‑K.

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2016 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended September 30, 2017.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10‑K (Part I, Item 1A). There was no material change in our risk factors during the nine months ended September 30, 2017.

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
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statements of Changes in Stockholder’s Equity for the nine months ended September 30, 2017 and 2016 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: November 7, 2017	By:	/s/ BRETT D. DAVIS

		Name:	Brett D. Davis
		Title:	Chairman and President