Form 10-K
period 2017-12-31
CNH Industrial Capital LLC
filed 2018-03-02
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

As of March 2, 2018, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I

Item 1.  Business

Overview

CNH Industrial Capital LLC (together with its consolidated subsidiaries, “CNH Industrial Capital,” the “Company” or “we”) is an indirect wholly‑owned subsidiary of CNH Industrial N.V. (“CNHI” and together with its consolidated subsidiaries, “CNH Industrial”) and is headquartered in Racine, Wisconsin. As a captive finance company, our primary business is to underwrite and manage financing products for end‑use customers and dealers of CNH Industrial America LLC (“CNH Industrial America”) and CNH Industrial Canada Ltd. (collectively, “CNH Industrial North America”) and provide other related financial products and services to support the sale of agricultural and construction equipment sold by CNH Industrial North America. We also provide wholesale and retail financing related to new and used equipment manufactured by entities other than CNH Industrial North America. We are often able to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or reward cards redeemable for parts or services), due to our participation in subsidized financing programs sponsored by CNH Industrial North America, which reimburses us for some or all of the cost of such terms. The primary operating subsidiaries of CNH Industrial Capital LLC include CNH Industrial Capital America LLC (“CNH Industrial Capital America”), New Holland Credit Company, LLC (“New Holland Credit”) and CNH Industrial Capital Canada Ltd. (“CNH Industrial Capital Canada”). CNH Industrial Capital America is the primary financing and business entity of CNH Industrial Capital for the United States that enters into retail and wholesale financing arrangements with end‑use customers and equipment dealers, and CNH Industrial Capital Canada performs the same functions in Canada, while New Holland Credit acts as the servicer for retail and wholesale receivables originated by CNH Industrial Capital America.

CNH Industrial is the company formed by the merger, completed September 29, 2013, between Fiat Industrial S.p.A. (“Fiat Industrial”) and CNH Global N.V. (“CNH Global”), the former indirect parents of CNH Industrial Capital. As a result of the merger, CNH Industrial Capital LLC and its primary operating subsidiaries, including CNH Industrial Capital America, New Holland Credit and CNH Industrial Capital Canada, are indirect wholly‑owned subsidiaries of CNHI (with all of the equity interests in CNH Industrial Capital LLC owned by CNHI through intermediate companies, through which CNHI exercises indirect control over CNH Industrial Capital LLC). CNHI is incorporated in and under the laws of The Netherlands. CNHI has its corporate seat in Amsterdam, The Netherlands, and its principal office in London, England.

CNH Industrial Capital offers retail loan and lease financing to end‑use customers for the purchase of new and used equipment and components, as well as other financial services. CNH Industrial Capital also provides wholesale financing to CNH Industrial North America equipment dealers and distributors (all of which are independently owned and operated). Wholesale financing consists primarily of dealer floorplan financing and gives dealers the ability to maintain a representative inventory of new products. In addition, CNH Industrial Capital provides financing to dealers for used equipment taken in trade, equipment utilized in dealer‑owned rental yards, parts inventory, working capital and other financing needs. Beginning in 2017, CNH Industrial Capital Canada purchased short-term wholesale receivables at a discount (“wholesale factoring”) from Iveco Argentina S.A. (“Iveco Argentina”), an indirect wholly-owned subsidiary of CNHI. The purchase is consistent with factoring arrangements between CNHI’s industrial and financial services companies. As a holding company, CNH Industrial Capital LLC generally does not conduct operations of its own, but relies on its subsidiaries for the generation and distribution of profits.

CNH Industrial Capital’s revenue is primarily generated through the income of its portfolio and the income generated through marketing programs with CNH Industrial North America. The size of the portfolio is in part related to the level of equipment sales by CNH Industrial North America. The portfolio profitability is linked to the difference between lending and borrowing rates, the credit quality of the borrowers and the value of collateral. For each of the years ended December 31, 2017 and 2016, the percentage of revenue derived by us from CNH Industrial North America and other CNH Industrial subsidiaries was 42%.

Our retail borrowers are generally commercial entities and, in many cases, have had a previous borrowing relationship with CNH Industrial Capital. Retail receivables are secured by the purchased equipment, which generally has a longer useful life than the term of the receivable. Wholesale financings are likewise secured by the equipment purchased by the dealer.

CNH Industrial Capital funds its operations and lending activity through a combination of term receivables securitizations, secured and unsecured facilities, commercial paper, unsecured bonds, affiliate borrowings and retained earnings. CNH Industrial Capital’s current funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments and funding options.

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

As of December 31, 2017, CNH Industrial Capital had total assets of $13.5 billion and total stockholder’s equity of $1.4 billion. For the year ended December 31, 2017, CNH Industrial Capital had total revenues of $938.9 million and net income attributable to CNH Industrial Capital LLC of $250.5 million. As of December 31, 2017, CNH Industrial Capital had outstanding debt (excluding debt owed to affiliates) of $11.0 billion, approximately 67% of which represented secured debt as of such date.

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

CNH Industrial’s Agricultural Equipment segment designs, manufactures and distributes a full line of farm machinery and implements, including two‑wheel and four‑wheel drive tractors, crawler tractors (Quadtrac®), combines, cotton pickers, grape and sugar cane harvesters, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements and material handling equipment. Agricultural equipment is sold in North America under the New Holland Agriculture and Case IH Agriculture brands, as well as the Steyr brand in Europe and the Miller brand, primarily in North America and Australia. Subsequent to the acquisition of the grass and soil implement business of Kongskilde Industries in February 2017, certain agricultural equipment products have been sold under the Kongskilde, Överum, and JF brands.

CNH Industrial’s Construction Equipment segment designs, manufactures and distributes a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders, compact track loaders and telehandlers. Construction equipment is sold in North America under the New Holland Construction and Case Construction Equipment brands.

As of December 31, 2017 and 2016, CNH Industrial had total assets of $48.3 billion and $45.5 billion and total equity of $4.4 billion and $4.5 billion, respectively.

For the years ended December 31, 2017 and 2016, CNH Industrial had total revenues of $27.4 billion and $24.9 billion, respectively, and net income (loss) attributable to CNH Industrial N.V. of $295 million and $(252) million, respectively. For the year ended December 31, 2017, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA (United States, Canada and Mexico) were $3.8 billion and $1.4 billion, respectively, representing a decrease of 2% and an increase of 15% from the same period in 2016.

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

Although our primary focus is to finance CNH Industrial North America equipment, we also provide retail and wholesale financing related to new and used agricultural and construction equipment manufactured by entities other than CNH Industrial North America. We are dependent on CNH Industrial North America for substantially all of our business, with revenues related to financing provided to CNH Industrial North America dealers and retail customers purchasing and/or leasing from CNH Industrial North America and its dealers accounting for over 90% of our total revenues for the year ended December 31, 2017, and with loan portfolios attributable to such financing accounting for over 90% of our total managed receivables as of December 31, 2017.

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

We borrow from our affiliates as one of the funding sources for our operations and lending activity. As of December 31, 2017 and 2016, we had outstanding affiliate borrowings of $445.8 million and $132.9 million, respectively, representing 3.9% and 1.1% of our total indebtedness.

CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2017 and 2016, we incurred fees charged by our affiliates of $46.4 million and $45.2 million, respectively, representing 11% and 13% of our total administrative and operating expenses.

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

Products and Services

CNH Industrial Capital’s financing products and services fall into the following main categories:

Retail (70.2% of managed portfolio as of December 31, 2017):  CNH Industrial Capital provides and administers retail financing to end‑use customers for the purchase or lease of new and used CNH Industrial North America equipment or other agricultural and construction equipment sold primarily through CNH Industrial North America dealers and distributors. Retail financing products primarily include retail installment sales contracts, finance leases and operating leases to end‑use customers. The terms of retail contracts, finance leases and operating leases generally range from two to six years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America.

CNH Industrial Capital utilizes a proprietary credit scoring model as part of the retail credit approval and review process. CNH Industrial Capital also provides servicing and collection operations generally performed through its subsidiary, New Holland Credit, for the retail financing products.

Wholesale (27.9% of managed portfolio as of December 31, 2017):  CNH Industrial Capital provides wholesale financing to dealers to finance purchases of new and used agricultural and construction equipment and parts. In addition, CNH Industrial Capital extends credit to dealers for working capital and other financing needs. Currently, credit is extended to approximately 1,000 CNH Industrial North America dealers (with each being a separate legal entity) with approximately 1,800 locations in North America.

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

Wholesale Factoring (1.9% of managed portfolio as of December 31, 2017): CNH Industrial Capital Canada purchases short-term receivables from Iveco Argentina.

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

Employees

As of December 31, 2017, CNH Industrial Capital had approximately 390 employees, none of which were represented by unions.

Item 1A.  Risk Factors

CNH Industrial Capital LLC is an indirect wholly-owned subsidiary of CNHI. The results of operations of the Company are primarily affected by its relationships with CNH Industrial North America.

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

Our ability to access the capital markets or other forms of financing and our funding costs are highly dependent on, among other things, our credit ratings and those of CNHI and our ABS transactions. Rating agencies may review and revise their ratings from time to time, and any downgrade or other negative action with respect to our credit ratings by one or more rating agencies may increase our funding costs, limit our access to sources of financing and/or adversely affect our financial position and results of operations. A lack of funding could result in our inability to meet customer demand for equipment financing, while increased funding costs could lead to deteriorating margins, decreased profits and could result in our inability to meet customer demand at attractive interest rates, which in turn may adversely affect our financial position and results of operations.

We have significant outstanding indebtedness, which may limit our ability to obtain additional funding and may limit our financial and operating flexibility.

As of December 31, 2017, we had an aggregate of $11.4 billion of consolidated indebtedness and our equity was $1.4 billion.

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

The agreements governing our outstanding debt securities and other credit agreements to which we are a party from time to time contain, or may contain, covenants that restrict our ability and/or that of our subsidiaries to, among other things:

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

In addition, we are required to maintain a certain coverage level for leverage; our leverage ratio, defined as the ratio of total net debt to equity, is required not to exceed 9.00:1.

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

Our business is largely dependent upon the demand for CNH Industrial North America’s products and its customers’ willingness to enter into financing or leasing arrangements with respect thereto, which may be negatively affected by challenging global economic conditions. As a result, a significant and prolonged decrease in demand for CNH Industrial North America’s products could have a material adverse effect on our business, financial position, results of operations and cash flows. Our primary business is to provide retail and wholesale financing alternatives for CNH Industrial North America’s products to CNH Industrial North America’s customers and dealers. The demand for CNH Industrial North America’s products and our financing products and services is influenced, in particular, by factors such as:

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

Government initiatives that are intended to stimulate demand for products sold by CNH Industrial North America, such as changes in tax treatment or purchase incentives for new equipment, can substantially influence the timing and level of our revenues. The terms, size and duration of such government actions are unpredictable and outside of our control. Any adverse change in government policy relating to those initiatives could have a material adverse effect on our business, results of operations and financial condition.

Change in support from CNH Industrial North America could limit our ability to offer competitively priced financing to our customers and reduce the percentage of CNH Industrial North America’s products financed by us, which may in turn have a material adverse effect on our business, financial position, results of operations and cash flows.

CNH Industrial North America sponsors certain marketing programs that allow us to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or reward cards redeemable for parts or services). This support from CNH Industrial North America provides a material competitive advantage in offering financing to customers of CNH Industrial North America’s products. Any elimination or reduction of these marketing programs, which affects our ability to offer competitively priced financing to customers, could in turn reduce the percentage of CNH Industrial North America’s products financed by us and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the years ended December 31, 2017, 2016 and 2015, the revenues recognized by us from CNH Industrial North America for marketing programs were $392.9 million, $398.4 million and $409.0 million, respectively, representing 42%, 42% and 44% , respectively, of our total revenues.

CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2017, 2016 and 2015, we incurred fees charged by our affiliates of $46.4 million, $45.2 million and $46.8 million, respectively, representing 11%, 13% and 15%, respectively, of our total administrative and operating expenses.

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

Changes in interest rates, exchange rates and market liquidity could have a material adverse effect on our earnings and cash flows.

Because a significant number of our receivables are generated at fixed interest rates, our business is subject to fluctuations in interest rates. Although we seek to match fund our assets, with approximately 65% of our receivables and approximately 80% of our funding at a fixed rate, respectively, as of December 31, 2017, changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow.

We are subject to currency exchange risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, the reporting currency for the consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in other currencies. Those assets, liabilities, expenses and revenues are translated into the U.S. dollar at the applicable exchange rates to prepare the consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items reflected in the consolidated financial statements, even if their value remains unchanged in the original currency. Changes in currency exchange rates between the U.S. dollar and other currencies could adversely affect our financial position and results of operations.

We also rely on the capital markets and a variety of funding programs to provide liquidity for our operations, including committed asset backed and unsecured facilities and the issuance of secured and unsecured debt. Significant changes in market liquidity conditions could affect our access to funding and the associated funding costs and reduce our earnings and cash flow.

Although we manage interest rate, exchange rate and market liquidity risks with a variety of techniques, including a match funding program, the selective use of derivatives and a diversified funding program, there can be no assurance that fluctuations in interest rates, exchange rates and market liquidity conditions will not have a material adverse effect on our earnings and cash flow. If any of the variety of instruments and strategies we use to hedge our exposure to these various types of risk is ineffective, we may incur losses.

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

Our operations are subject to extensive, complex and frequently changing rules, regulations and legal interpretations from various governmental authorities, which among other things:

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

Our business may be affected by unfavorable weather conditions, climate change or other calamities.

Poor, severe or unusual weather conditions caused by climate change or other factors, particularly during the planting and early growing season, can significantly affect the purchasing decisions of CNH Industrial North America’s agricultural equipment customers. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting crops or may cause growing crops to die, resulting in lower yields. Excessive rain or flooding can also prevent planting or harvesting from occurring at optimal times and may cause crop loss through increased disease or mold growth. Temperature affects the rate of growth, crop maturity, crop quality and yield. Temperatures outside normal ranges can cause crop failure or decreased yields, and may also affect disease incidence. Natural disasters such as floods, hurricanes, storms and droughts can have a negative impact on agricultural production. The resulting negative impact on farm income can strongly affect demand for CNH Industrial North America’s agricultural equipment in any given period.

In addition, natural disasters, pandemic illness, terrorist attacks or violence, equipment failures, power outages, disruptions to our information technology systems and networks or other unexpected events could result in physical damage to and complete or partial closure of one or more of CNH Industrial’s manufacturing facilities or distribution centers, temporary or long‑term disruption in the supply of parts or component products, disruption in the transport of CNH Industrial North America’s products to dealers and customers and delay in delivery of products to distribution centers. In the event such events occur, our financial results might be negatively impacted. Our existing insurance arrangements may not protect against all costs that may arise from such events.

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

Competitive activity or failure by us to respond to actions by our competitors could adversely affect our results of operations, in particular due to a cost of funds disparity between us and some of our competitors.

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

We estimate the expected residual values of leased equipment at the inception of the lease, which is the estimated future value of leased equipment at the time of the expiration of the lease term. The residual values are reviewed quarterly. Changes in residual value assumptions would affect the amount of depreciation expense and the net amount of equipment on operating leases. If estimated future values significantly decline due to economic factors, obsolescence, the overall industry volume of lease returns, or other adverse circumstances, we may not realize such residual values, which could reduce our earnings.

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

As of December 31, 2017, our total operating lease residual values were $1.4 billion.

Our results of operations may be adversely impacted by various types of claims, lawsuits, and other contingent obligations.

We are involved in various lawsuits and other legal proceedings that arise in the ordinary course of our business. The ultimate outcome of the legal matters pending against us or our subsidiaries is uncertain. Furthermore, we could in the future become subject to judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations in any particular period. In addition, while we maintain insurance coverage with respect to certain risks, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against claims under such policies.

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

Our financial statements are prepared in accordance with U.S. GAAP, which are periodically revised. At times, we are required to adopt new or revised accounting standards issued by recognized bodies. It is possible such changes could have a material adverse effect on our reported results of operations or financial position. See “Note 2: Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2017 for additional information on the adoption of new accounting guidance.

A cybersecurity breach could interfere with our operations, compromise confidential information, negatively impact our corporate reputation and expose us to liability.

We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties, to operate our business. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information and the proprietary information of CNH Industrial North America’s dealers, as well as personally identifiable information of our dealers, customers and our employees, in data centers and on information technology networks. Operating these information technology systems and networks, and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Increased information technology security threats and more sophisticated computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.

While we actively manage information technology security risks within our control through security measures, business continuity plans and employee training around phishing and other cyber risks, there can be no assurance that such actions will be sufficient to mitigate all potential risks to our systems, networks and data.

A failure or breach in security could expose us and our customers and dealers to risks of misuse of information or systems, the compromising of confidential information, loss of financial resources, manipulation and destruction of data and operations disruptions, which in turn could adversely affect our reputation, competitive position, businesses and results of operations. Security breaches could also result in litigation, regulatory action, unauthorized release of confidential or otherwise protected information and corruption of data, as well as higher operational and other costs of implementing further data protection measures. In addition, as security threats continue to evolve we may need to invest additional resources to protect the security of our systems. The amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.

Changes in privacy laws could disrupt our business.

The regulatory framework for privacy and security issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. We may be required to incur significant costs to comply with privacy and data security laws, rules and regulations. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules and regulations could have an adverse effect on our business prospects, results of operations and/or financial position.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of CNH Industrial Capital LLC’s limited liability company interests are owned by CNH Industrial America, which is indirectly wholly‑owned by CNHI. There is currently no established trading market for CNH Industrial Capital LLC’s limited liability company interests. CNH Industrial Capital LLC paid cash dividends of $285 million, $290 million and $170 million to CNH Industrial America in 2017, 2016 and 2015, respectively. In 2015, CNH Industrial Capital Canada paid a cash dividend on preferred stock of C$0.7 million ($0.6 million) to CNH Industrial Canada Ltd. and redeemed all of its outstanding preferred stock for C$77 million ($60 million).

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

Trends and Economic Conditions

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the year ended December 31, 2017, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $3.8 billion and $1.4 billion, respectively, representing a decrease of 2% and an increase of 15% from the same period in 2016.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers (“farmers”) may affect the majority of our portfolio.

Net income attributable to CNH Industrial Capital LLC was $250.5 million for the year ended December 31, 2017, compared to $187.5 million for the year ended December 31, 2016. The increase in net income was primarily due to an improvement in income taxes as a result of the writedown of deferred tax liabilities in connection with enactment of the U.S. Tax Cuts and Jobs Act (the “U.S. Tax Act”), partially offset by a reduced net interest margin, increased depreciation of equipment on operating lease from updated depreciation estimates and higher provisions for credit losses. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.8%, 0.7% and 0.6% at December 31, 2017, 2016 and 2015, respectively.

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

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Revenues for the years ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	2017	2016	$ Change	% Change
Interest income on retail notes and finance leases	$201,533	$211,506	$(9,973)	(4.7)%
Interest income on wholesale notes	65,721	68,910	(3,189)	(4.6)
Interest and other income from affiliates	398,258	398,372	(114)	(0.0)
Rental income on operating leases	251,609	243,531	8,078	3.3
Other income	21,811	24,402	(2,591)	(10.6)
Total revenues	$938,932	$946,721	$(7,789)	(0.8)%

Revenues totaled $938.9 million for the year ended December 31, 2017 compared to $946.7 million for the year ended December 31, 2016. A lower average managed portfolio drove the year-over-year decrease in total revenues. The average yield for the managed portfolio was 7.4% for the year ended December 31, 2017, compared to 7.0% for the year ended December 31, 2016.

Interest income on retail notes and finance leases for the year ended December 31, 2017 was $201.5 million, representing a decrease of $10.0 million from the year ended December 31, 2016. The decrease was primarily due to a $17.1 million unfavorable impact from lower average earning assets, partially offset by a $7.1 million favorable impact from higher interest rates.

Interest income on wholesale notes for the year ended December 31, 2017 was $65.7 million, representing a decrease of $3.2 million from the year ended December 31, 2016. The decrease was primarily due to a $7.9 million unfavorable impact from lower average earning assets, partially offset by a $4.7 million favorable impact from higher interest rates.

Interest and other income from affiliates for the year ended December 31, 2017 was $398.3 million, flat compared to the prior year. Compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $157.5 million and $170.4 million for the years ended December 31, 2017 and 2016, respectively. The decrease was primarily due to lower average retail receivables. For the year ended December 31, 2017, compensation from CNH Industrial North America for wholesale marketing programs was $166.4 million compared to $156.7 million for the prior year. The increase was primarily due to the mix of programs and products. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $69.0 million and $70.1 million for the years ended December 31, 2017 and 2016, respectively.

Rental income on operating leases for the year ended December 31, 2017 was $251.6 million, representing an increase of $8.1 million from the year ended December 31, 2016. The increase was primarily due to higher interest rates.

Other income for the year ended December 31, 2017 was $21.8 million, representing a decrease of $2.6 million from the year ended December 31, 2016.

Expenses

Expenses for the years ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	2017	2016	$ Change	% Change
Total interest expense	$322,570	$305,099	$17,471	5.7%
Fees charged by affiliates	46,431	45,225	1,206	2.7
Provision for credit losses	40,898	30,846	10,052	32.6
Depreciation of equipment on operating leases	280,765	247,438	33,327	13.5
Other expenses	44,827	36,297	8,530	23.5
Total expenses	$735,491	$664,905	$70,586	10.6%

Interest expense totaled $322.6 million for the year ended December 31, 2017 compared to $305.1 million for the year ended December 31, 2016. The increase was primarily due to a $37.1 million unfavorable impact from higher average interest rates, partially offset by a $19.6 million favorable impact from lower average total debt. The average debt cost was 2.8% for the year ended December 31, 2017 compared to 2.5% for the year ended December 31, 2016.

The provision for credit losses was $40.9 million for the year ended December 31, 2017 compared to a provision of $30.8 million for the year ended December 31, 2016. The increase in 2017 was primarily due to higher losses.

Depreciation of equipment on operating leases increased by $33.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to updated depreciation estimates.

Other expenses increased by $8.5 million for the year ended December 31, 2017 compared to the prior year, primarily due to higher losses on equipment held for sale and foreign exchange.

The effective tax rate for the year ended December 31, 2017 was a benefit of 23.1%, compared to a provision of 33.5% for the year ended December 31, 2016, reflecting the impact from the enactment of the U.S. Tax Act.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the years ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	2017	2016	$ Change	% Change
Retail	$2,754,309	$2,934,531	$(180,222)	(6.1)%
Wholesale	7,742,085	7,830,982	(88,897)	(1.1)
Wholesale factoring	376,946	—	376,946	—
Equipment on operating leases	635,819	723,383	(87,564)	(12.1)
Total originations	$11,509,159	$11,488,896	$20,263	0.2%

The year-over-year decrease in retail, wholesale and equipment on operating lease originations was primarily due to a decrease in unit sales of CNH Industrial North America agricultural equipment.

Total receivables and equipment on operating leases held as of December 31, 2017 and 2016 were as follows (dollars in thousands):

	2017	2016	$ Change	% Change
Retail	$6,868,886	$7,398,017	$(529,131)	(7.2)%
Wholesale	3,436,209	3,568,948	(132,739)	(3.7)
Wholesale factoring	235,834	—	235,834	—
Equipment on operating leases	1,781,489	1,858,443	(76,954)	(4.1)
Total receivables and equipment on operating leases	$12,322,418	$12,825,408	$(502,990)	(3.9)%

The total retail receivables balance 30 days or more past due as a percentage of the retail receivables was 1.1% and 1.0% at December 31, 2017 and 2016, respectively. The total wholesale receivables balance 30 days or more past due as a percentage of the wholesale receivables was not significant at December 31, 2017 or 2016. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $43.5 million and $50.3 million at December 31, 2017 and 2016, respectively. Total wholesale receivables on nonaccrual status were $43.5 million and $43.4 million at December 31, 2017 and 2016, respectively.

Total receivable write‑off amounts and recoveries, by product, for the years ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	2017	2016
Write-offs:
Retail	$46,460	$42,949
Wholesale	2,374	1
Total write-offs	48,834	42,950
Recoveries:
Retail	(4,045)	(3,228)
Wholesale	(20)	(522)
Total recoveries	(4,065)	(3,750)
Write-offs, net of recoveries:
Retail	42,415	39,721
Wholesale	2,354	(521)
Total write-offs, net of recoveries	$44,769	$39,200

Our allowance for credit losses on all receivables financed totaled $79.2 million at December 31, 2017 and $84.9 million at December 31, 2016.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of December 31, 2017.

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

Interest and other income from affiliates for the year ended December 31, 2016 was $398.4 million compared to $409.0 million for the year ended December 31, 2015. Compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $170.4 million and $193.0 million for the years ended December 31, 2016 and 2015, respectively. The decrease was primarily due to lower originations. For the year ended December 31, 2016, compensation from CNH Industrial North America for wholesale marketing programs was $156.7 million compared to $152.0 million for the prior year. The increase was primarily due to the mix of programs and products. For select operating leases, compensation from CNH Industrial North America for the difference between the market rental rates and the amounts paid by customers was $70.1 million and $64.0 million for the years ended December 31, 2016 and 2015, respectively. The increase was primarily due to higher average earning assets.

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

The effective tax rate for the year ended December 31, 2016 was 33.5%, compared to 33.4% for the year ended December 31, 2015.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the years ended December 31, 2016 and 2015 were as follows (dollars in thousands):

	2016	2015	$ Change	% Change
Retail	$2,934,531	$3,444,776	$(510,245)	(14.8)%
Wholesale	7,830,982	10,565,812	(2,734,830)	(25.9)
Equipment on operating leases	723,383	937,917	(214,534)	(22.9)
Total originations	$11,488,896	$14,948,505	$(3,459,609)	(23.1)%

Total originations for all product types decreased in 2016 compared to 2015, primarily due to a decrease in unit sales of CNH Industrial North America equipment.

Total receivables and equipment on operating leases held as of December 31, 2016 and 2015 were as follows (dollars in thousands):

	2016	2015	$ Change	% Change
Retail	$7,398,017	$8,081,866	$(683,849)	(8.5)%
Wholesale	3,568,948	3,649,883	(80,935)	(2.2)
Equipment on operating leases	1,858,443	1,796,501	61,942	3.4
Total receivables and equipment on operating leases	$12,825,408	$13,528,250	$(702,842)	(5.2)%

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

Total receivable write‑offs and recoveries, by product, for the years ended December 31, 2016 and 2015 were as follows (dollars in thousands):

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

The allowance is subject to a quarterly evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions (in particular, those conditions directly affecting the profitability and financial strength of our customers), collateral value and credit quality. No single factor determines the adequacy of the allowance. Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

In the past, securitization has been one of our most economical sources of funding and, therefore, the majority of our originated receivables are securitized, with the cash generated from such receivables utilized to repay the related debt or purchase new receivables.

In addition, we have secured and unsecured facilities, commercial paper, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs. To add more diversity to our funding structure, we established a commercial paper program during 2017 and continued to access the unsecured bond market. As of December 31, 2017, our outstanding unsecured senior notes totaled $3.1 billion. We expect continued changes to our funding profile, with less reliance on the securitization market.

Cash Flows

For the years ended December 31, 2017, 2016 and 2015, our cash flows were as follows (dollars in thousands):

	2017	2016	2015
Cash flows from (used in):
Operating activities	$561,571	$643,312	$522,098
Investing activities	402,838	505,484	196,822
Financing activities	(901,710)	(1,286,697)	(764,759)
Net cash increase (decrease)	$62,699	$(137,901)	$(45,839)

Operating activities in the year ended December 31, 2017 generated cash of $562 million, resulting primarily from net income of $250 million, adjusted by depreciation and amortization of $283 million, cash from changes in working capital of $69 million, and provision for credit losses of $41 million, partially offset by $81 million in deferred income tax benefit. The decrease in cash provided by operating activities in 2017 compared to 2016 was primarily due to a $119 million increase in net deferred income tax benefit and a $69 million reduction in cash from changes in working capital, partially offset by a $63 million increase in net income, a $33 million increase in depreciation and amortization expense, and $10 million increase in provision for credit losses. Operating activities in 2016 generated cash of $643 million, resulting primarily from net income of $188 million, adjusted by depreciation and amortization of $249 million, cash from changes in working capital of $137 million, deferred income tax expense of $38 million, and provision for credit losses of $31 million. The increase in cash provided by operating activities in 2016 compared to 2015 was primarily due to a $129 million improvement in cash from working capital, a $54 million increase in depreciation and amortization expense and a $9 million higher provision for credit losses, partially offset by $40 million decrease in deferred income tax expense and a $30 million decrease in net income. Operating activities in 2015 generated cash of $522 million, resulting primarily from net income of $218 million, adjusted by depreciation and amortization of $195 million, deferred income tax expense of $78 million, provision for credit losses of $22 million, and cash from working capital of $9 million.

Investing activities in the year ended December 31, 2017 generated cash of $403 million, resulting primarily from a net reduction in receivables of $533 million and a decrease in restricted cash of $72 million, partially offset by $200 million and $2 million in net expenditures for equipment on operating leases and property and equipment and software, respectively. The decrease in cash provided by investing activities in 2017 compared to 2016 was primarily due to a $249 million lower net reduction in receivables and a $14 million lower decrease from the change in restricted cash, partially offset by a $162 million reduction in net expenditures for equipment on operating leases. Investing activities in 2016 generated cash of $505 million, resulting primarily from a net reduction in receivables of $782 million and a decrease in restricted cash of $86 million, partially offset by $361 million in net expenditures for equipment on operating leases. The increase in cash provided in investing activities in 2016 compared to 2015 was primarily due to a $259 million reduction in net expenditures for equipment on operating leases and a $45 million increase from the change in restricted cash. Investing activities in 2015 generated cash of $197 million, resulting primarily from a net collection of receivables of $778 million, a decrease in restricted cash of $41 million and proceeds from the sale of equipment on operating leases of $317 million, partially offset by $938 million in expenditures for equipment on operating leases.

Financing activities in the year ended December 31, 2017 used cash of $902 million, resulting primarily from net cash paid on long-term debt of $1,215 million and $285 million in dividends paid to CNH Industrial America, partially offset by net cash received on short-term borrowings and affiliated debt of $309 million and $289 million, respectively. The decrease in cash used in financing activities in 2017 compared to 2016 was primarily due to decreases in net cash paid on short-term borrowings and affiliated debt of $646 million and $178 million, respectively, and lower dividends of $5 million paid to CNH Industrial America, partially offset by a $444 million increase in net cash paid on long-term debt. Financing activities in 2016 used cash of $1,287 million, resulting primarily from net cash paid on long‑term debt and short-term borrowings of $771 million and $336 million, respectively, and $290 million dividends paid to CNH Industrial America, partially offset by $110 million in net cash received on affiliated debt. The increase in cash provided in financing activities in 2016 compared to 2015 was primarily due to a $770 million decrease in short-term borrowings, a $639 million increase in net cash paid on long-term debt and higher dividends of $119 million paid to CNH Industrial America, partially offset by a decrease of $946 million in net cash paid on affiliated debt and the $60 million redemption of preferred stock of a subsidiary in

2015. Financing activities in 2015 used cash of $765 million, resulting primarily from net cash paid on long-term debt and affiliated debt of $132 million and $835 million, respectively, $170 million dividends paid to CNH Industrial America, and $61 million redemption of preferred stock, partially offset by $433 million in net cash received on short-term borrowings.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost‑effective financing source and allows access to a wide investor base. CNH Industrial Capital has completed public and private issuances of asset‑backed securities in both the U.S. and Canada and, as of December 31, 2017, the amounts outstanding were approximately $5.6 billion. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset‑Backed Facilities

CNH Industrial Capital has committed asset‑backed facilities with several banks or through their commercial paper conduit programs. Committed asset‑backed facilities for the U.S. and Canada totaled $2.9 billion at December 31, 2017, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At December 31, 2017, approximately $1.2 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

As of December 31, 2017, we had bank arrangements that included a fully-drawn committed C$200 million ($159 million) unsecured revolving credit facility with a final maturity in June 2020 and fully-drawn uncommitted credit lines totaling $300 million with final maturities in January 2018 and June 2018. These bank arrangements also included committed but undrawn, unsecured revolving credit facilities totaling $500 million with final maturities in June 2019, March 2020 and June 2020, respectively. Included in the available unsecured revolving credit facilities is $115 million maintained primarily to provide backup liquidity for commercial paper borrowings.

On December 4, 2017, we established a new commercial paper program to issue short-term, unsecured, unsubordinated commercial paper notes on a private placement basis. As of December 31, 2017, the aggregate principal amount of notes outstanding was $115 million.

As of December 31, 2017, our outstanding unsecured senior notes were as follows (dollars in thousands):

3.625% notes, due 2018	$600,000
3.375% notes, due 2019	500,000
4.375% notes, due 2020	600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
Hedging effects, discounts and unamortized issuance costs	(26,512)
Total	$3,073,488

On February 1, 2017, we repaid $500 million of our 3.250% unsecured notes due 2017.

On April 10, 2017, we completed an offering of $500 million in aggregate principal amount of our 4.375% unsecured notes due 2022, priced at par.

On December 1, 2017, we redeemed early $600 million of our 3.875% unsecured notes due July 2018. The redemption included a “make-whole” premium of $6 million.

These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

Credit Ratings

Our ability to obtain funding is affected by credit ratings of our debt, which are closely related to the outlook for and the financial condition of CNHI, and the nature and availability of our support agreement with CNHI.

To access public debt capital markets, we rely on credit rating agencies to assign short-term and long-term credit ratings to our securities as an indicator of credit quality for fixed income investors. A credit rating agency may change or withdraw our ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets.

The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured debt securities by the rating agencies engaged by us are the same as those for CNHI. Those ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
Fitch Ratings	BBB-	F-3	Stable
Standard & Poor's	BBB-	P-3	Stable
Moody's Investor Service, Inc.	Ba1	Unrated	Stable

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third‑party financing options. We had affiliated debt of $446 million and $133 million as of December 31, 2017 and 2016, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at December 31, 2017 and 2016 was $1.4 billion. During 2017, CNH Industrial Capital LLC paid cash dividends of $285 million to CNH Industrial America.

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

Available committed unsecured facilities expiring after twelve months amounted to approximately $500 million at December 31, 2017. Included in the available committed unsecured facilities is $115 million maintained primarily to provide backup liquidity for commercial paper borrowings. The committed and uncommitted credit facilities are eligible for renewal at various future dates or have no specified expiration date.

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

Debt

Our consolidated debt as of December 31, 2017 and 2016 is set forth in the table below (dollars in thousands):

	2017	2016
Short-term debt (including current maturities of long-term debt)	$4,617,464	$4,262,629
Long-term debt	6,332,763	7,474,318
Total third-party debt	10,950,227	11,736,947
Affiliated debt	445,802	132,851
Total debt	$11,396,029	$11,869,798

Cash, Cash Equivalents and Restricted Cash

The following table shows cash and cash equivalents and restricted cash as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Cash and cash equivalents	$226,946	$164,247
Restricted cash	648,612	712,845
Total cash	$875,558	877,092

Cash and cash equivalents and restricted cash are comprised of highly liquid investments with short‑term original maturities. See “Liquidity and Capital Resources - Cash Flows” for a further discussion of the change in our cash position.

Restricted cash is principally held by depository banks in order to comply with securitization contractual agreements, such as providing cash reserve accounts for the benefit of securitization investors.

Off‑Balance Sheet Arrangements

For additional information, see “Note 13: Commitments and Contingencies” to our consolidated financial statements for the year ended December 31, 2017.

Contractual Obligations

The following table sets forth the aggregate amounts of our contractual obligations and commitments as of December 31, 2017 with definitive payment terms that will require significant cash outlays in the future (dollars in thousands).

	Payments Due by Period
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years
Short-term and long-term debt (1)	$10,950,227	$4,617,464	$4,003,146	$2,305,537	$24,080
Affiliated debt	445,802	445,802	—	—	—
Interest on fixed rate debt	923,583	239,888	436,237	247,458	—
Interest on floating rate debt (2)	258,835	55,386	108,877	93,843	729
Operating leases (3)	9,000	1,800	5,400	1,800	—
Total contractual obligations	$12,587,447	$5,360,340	$4,553,660	$2,648,638	$24,809

(1)	Short‑term debt shown as less than one year includes current maturities of long‑term debt of $2,941,386.
(2)	The interest funding requirements are based on the year‑end 2017 interest rates.
(3)	Minimum rental commitments.

See “Liquidity and Capital Resources - Debt” for information relating to our consolidated debt as of December 31, 2017.

Other Data

	As of or for the
	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Ratio of earnings to fixed charges (1)	1.63	1.92	2.13
Total managed receivables	$10,540,929	$10,966,965	$11,731,749
Operating lease equipment	1,781,489	1,858,443	1,796,501
Total managed portfolio	$12,322,418	$12,825,408	$13,528,250
Delinquency (2)	0.82%	0.72%	0.61%
Average managed receivables	$10,606,601	$11,371,665	$12,292,048
Net credit loss (3)	0.42%	0.34%	0.16%
Profitability:
Average receivable yields (4)	5.62%	5.34%	5.09%
Average debt cost	2.80%	2.48%	2.24%
Return on average managed portfolio (5)	2.01%	1.42%	1.56%
Asset Quality:
Allowance for credit losses/total receivables	0.75%	0.77%	0.81%

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

(2)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(3)	Net credit losses on the managed receivables means write‑offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(4)	Yield on retail and wholesale receivables.
(5)	Net income for the period expressed as a percentage of average managed portfolio.

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

The total allowance for credit losses at December 31, 2017 and 2016 was $79.2 million and $84.9 million, respectively. Management’s ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.

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

Total operating lease residual values at December 31, 2017 and 2016 were $1.4 billion and $1.5 billion, respectively.

Estimates used in determining end‑of‑lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future values for this equipment were to decrease 10% from our present estimates, the total impact would be to increase our depreciation expense on equipment on operating leases by approximately $143.9 million. This amount would be charged to depreciation expense during the remaining lease terms such that the net amount of equipment on operating leases at the end of the lease terms would be equal to the revised residual values. Initial lease terms generally range from two to five years.

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

The new standard is effective January 1, 2018. The adoption does not impact the timing or measurement of our revenue recognition as it is consistent with our current accounting treatment for contracts within the scope of the new ASU.  The adoption of this standard will not have a material impact on our consolidated financial position or results of operations and will not have a material impact on the disclosures in the Notes to the Consolidated Financial Statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, primarily changes in interest rates. We monitor our exposure to these risks, and manage the underlying economic exposures on transactions using financial instruments such as forward contracts, interest rate swaps, interest rate caps and forward starting swaps. We do not hold or issue derivatives or other financial instruments for speculative purposes or to hedge translation risks. See “Note 10: Financial Instruments” in the notes to our consolidated financial statements for the year ended December 31, 2017, for a description of our risk management strategy and the methods and assumptions used to determine the fair values of financial instruments.

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

We monitor interest rate risk to achieve a predetermined level of matching between the interest rate structure of our financial assets and liabilities. Fixed‑rate financial instruments, including receivables, debt and other investments, are segregated from floating‑rate instruments in evaluating the potential impact of changes in applicable interest rates. A sensitivity analysis was performed to compute the impact on fair value which would be caused by a hypothetical 10% change in the interest rates used to discount each category of financial assets and liabilities. The net impact on the fair value of the financial instruments and derivative instruments held as of December 31, 2017 and 2016, resulting from a hypothetical 10% change in interest rates, would be approximately $30.2 million and $13.3 million, respectively. For the sensitivity analysis the financial instruments are grouped according to the currency in which financial assets and liabilities are denominated and the applicable interest rate index. As a result, our interest rate risk sensitivity model may overstate the impact of interest rate fluctuations for such financial instruments, as consistently unfavorable movements of all interest rates are unlikely.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements are included in this annual report beginning on page F‑1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Omitted pursuant to General Instruction I of Form 10‑K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I of Form 10‑K.

Item 14.  Principal Accounting Fees and Services

For the years ended December 31, 2017 and 2016, Ernst & Young LLP, the member firms of Ernst & Young and their respective affiliates (collectively, the “Ernst & Young Entities”) were appointed to serve as our independent registered public accounting firm.

We incurred the following fees for professional services performed by the Ernst & Young Entities for the years ended December 31, 2017 and 2016, respectively:

	2017	2016
Audit fees	$770,300	$802,500
Audit-related fees	584,000	525,700
Total	$1,354,300	$1,328,200

“Audit Fees” are the aggregate fees billed for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. “Audit‑related fees” are fees charged for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” This category is comprised of fees for agreed‑upon procedure engagements and other attestation services subject to regulatory and funding requirements. There were no fees billed for professional services in connection with tax compliance, tax advice, tax planning or other fees not included above for the years ended December 31, 2017 and 2016.

Audit Committee’s Pre‑Approval Policies and Procedures

As a wholly‑owned subsidiary of CNHI, audit and non‑audit services provided by our independent registered public accounting firm are subject to CNHI’s Audit Committee pre‑approval policies and procedures. During the year ended December 31, 2017, all audit and non‑audit services provided by our independent registered public accounting firm were pre‑approved in accordance with such policies and procedures.

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

4.3

Indenture, dated as of September 11, 2015, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Previously filed as Exhibit 4.9 to the registration statement on Form F‑3 of the registrant (File No. 333‑206891-03) and incorporated herein by reference).

4.4

Officers’ Certificate, dated as of November 6, 2015, (including Form of 4.375% Note due 2020 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8‑K of the registrant on November 6, 2015 (File No. 000‑55510) and incorporated herein by reference).

4.5

Officers’ Certificate, dated as of March 17, 2016 (including Form of 4.875% Note due 2021 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8‑K of the registrant on March 17, 2016 (File No. 000‑55510) and incorporated herein by reference).

4.6

Officers’ Certificate, dated as of October 21, 2016 (including Form of 3.875% Note due 2021 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on October 21, 2016 (File No. 000-55510) and incorporated herein by reference).

4.7

Officers’ Certificate, dated as of April 10, 2017 (including Form of 4.375% Note due 2022 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on April 10, 2017 (File No. 000-55510) and incorporated herein by reference).

Exhibit	Description
10.1

Support Agreement, dated as of November 4, 2011, by and between CNH Industrial Capital LLC and CNH Global N.V. (Previously filed as Exhibit 10.1 to the registration statement on Form S‑4 of the registrant (File No. 333‑182411) and incorporated herein by reference).

10.2	Fourth Amended and Restated Wholesale and Parts CNHi Capital Financing Agreement, dated December 31, 2017, by and between CNH Industrial America LLC and CNH Industrial Capital America LLC.
10.3	Second Amended and Restated Wholesale and Parts CNHi Capital Financing Agreement, dated December 31, 2017, by and between CNH Industrial Canada Ltd. and CNH Industrial Capital Canada Ltd.
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
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Balance Sheets as of December 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC

Date: March 2, 2018	By:	/s/ Brett D. Davis
		Name:	Brett D. Davis
		Title:	Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brett D. Davis	Chairman, President and Director	March 2, 2018
Brett D. Davis	(Principal Executive Officer)

/s/ Douglas MacLeod	Chief Financial Officer and Assistant Treasurer	March 2, 2018
Douglas MacLeod	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard Tobin	Director	March 2, 2018
Richard Tobin

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

PAGE
Report of Independent Registered Public Accounting Firm	F‑2
Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015	F‑3
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015	F‑4
Consolidated Balance Sheets as of December 31, 2017 and 2016	F‑5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	F‑7
Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended December 31, 2017, 2016 and 2015	F‑8
Notes to Consolidated Financial Statements	F‑9
Schedules Omitted

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV and V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of CNH Industrial Capital LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNH Industrial Capital LLC and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2011.

Milwaukee, WI

March 2, 2018

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollars in thousands)

	2017	2016	2015
REVENUES
Interest income on retail notes and finance leases	$201,533	$211,506	$208,381
Interest income on wholesale notes	65,721	68,910	72,326
Interest and other income from affiliates	398,258	398,372	408,979
Rental income on operating leases	251,609	243,531	214,187
Other income	21,811	24,402	25,207
Total revenues	938,932	946,721	929,080
EXPENSES
Interest expense:
Interest expense to third parties	311,128	297,881	269,091
Interest expense to affiliates	11,442	7,218	21,182
Total interest expense	322,570	305,099	290,273
Administrative and operating expenses:
Fees charged by affiliates	46,431	45,225	46,771
Provision for credit losses	40,898	30,846	21,895
Depreciation of equipment on operating leases	280,765	247,438	193,802
Other expenses	44,827	36,297	49,499
Total administrative and operating expenses	412,921	359,806	311,967
Total expenses	735,491	664,905	602,240
INCOME BEFORE TAXES	203,441	281,816	326,840
Income tax (benefit) provision	(47,048)	94,304	109,241
NET INCOME	250,489	187,512	217,599
Net income attributed to noncontrolling interest	—	—	(259)
NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$250,489	$187,512	$217,340

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollars in thousands)

	2017	2016	2015
NET INCOME	$250,489	$187,512	$217,599
Other comprehensive income (loss):
Foreign currency translation adjustment	40,868	15,756	(112,281)
Pension liability adjustment	499	197	226
Change in derivative financial instruments	2,606	1,449	445
Total other comprehensive income (loss)	43,973	17,402	(111,610)
COMPREHENSIVE INCOME	294,462	204,914	105,989
Less: comprehensive income attributed to noncontrolling interest	—	—	(259)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$294,462	$204,914	$105,730

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(Dollars in thousands)

	2017	2016
ASSETS
Cash and cash equivalents	$226,946	$164,247
Restricted cash	648,612	712,845
Receivables, less allowance for credit losses of $79,196 and $84,895, respectively	10,461,733	10,882,070
Affiliated accounts and notes receivable	32,945	83,843
Equipment on operating leases, net	1,781,489	1,858,443
Equipment held for sale	208,516	199,983
Goodwill	110,588	108,715
Other intangible assets, net	6,868	7,366
Other assets	34,381	25,747
TOTAL	$13,512,078	$14,043,259
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,617,464	$4,262,629
Accounts payable and other accrued liabilities	740,410	806,743
Affiliated debt	445,802	132,851
Long-term debt	6,332,763	7,474,318
Total liabilities	12,136,439	12,676,541
Commitments and contingent liabilities (Note 13)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,559	844,100
Accumulated other comprehensive loss	(100,163)	(144,136)
Retained earnings	632,243	666,754
Total stockholder’s equity	1,375,639	1,366,718
TOTAL	$13,512,078	$14,043,259

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF DECEMBER 31, 2017 AND 2016

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

	2017	2016
Restricted cash	$648,612	$712,745
Receivables, less allowance for credit losses of $59,268 and $66,084, respectively	7,159,290	7,682,488
TOTAL	$7,807,902	$8,395,233
Short-term debt (including current maturities of long-term debt)	$3,556,007	$3,717,340
Long-term debt	3,692,963	4,149,524
TOTAL	$7,248,970	$7,866,864

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollars in thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$250,489	$187,512	$217,599
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	280,789	247,472	193,837
Amortization of intangibles	2,112	1,998	1,581
Provision for credit losses	40,898	30,846	21,895
Deferred income tax expense (benefit)	(80,910)	37,767	78,118
Stock compensation expense	—	372	478
Changes in components of working capital:
Change in affiliated accounts and notes receivables	51,161	88,470	(114,966)
Change in other assets and equipment held for sale	9,074	46,403	59,649
Change in accounts payable and other accrued liabilities	7,958	2,472	63,907
Net cash from (used in) operating activities	561,571	643,312	522,098
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(10,873,340)	(10,765,513)	(14,010,588)
Collections of receivables	11,405,857	11,547,142	14,788,413
Change in restricted cash	71,876	86,176	41,489
Purchase of equipment on operating leases	(635,819)	(723,383)	(937,917)
Proceeds from disposal of equipment on operating leases	435,878	361,952	317,127
Change in property and equipment and software, net	(1,614)	(890)	(1,702)
Net cash from (used in) investing activities	402,838	505,484	196,822
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	1,186,763	1,238,950	1,473,676
Payment of affiliated debt	(898,230)	(1,128,741)	(2,308,981)
Proceeds from issuance of long-term debt	3,740,616	3,911,733	4,607,579
Payment of long-term debt	(4,955,232)	(4,682,446)	(4,739,516)
Change in short- term borrowings, net	309,373	(336,193)	433,450
Dividends paid to CNH Industrial America LLC	(285,000)	(290,000)	(170,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	—	—	(551)
Redemption of preferred stock of subsidiary	—	—	(60,416)
Net cash from (used in) financing activities	(901,710)	(1,286,697)	(764,759)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,699	(137,901)	(45,839)
CASH AND CASH EQUIVALENTS
Beginning of year	164,247	302,148	347,987
End of year	$226,946	$164,247	$302,148
CASH PAID DURING THE YEAR FOR INTEREST	$332,469	$301,563	$281,529
CASH PAID DURING THE YEAR FOR TAXES	$47,726	$31,003	$(8,927)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollars in thousands)

			Accumulated
			Other		Non-
	Member’s	Paid-in	Comprehensive	Retained	Controlling
	Capital	Capital	Income (Loss)	Earnings	Interest	Total
BALANCE - January 1, 2015	$—	$843,250	$(49,928)	$746,758	$35,852	$1,575,932
Net income	—	—	—	217,340	259	217,599
Dividend paid to CNH Industrial America LLC	—	—	—	(170,000)	—	(170,000)
Preferred dividend paid to CNH Industrial Canada Ltd	—	—	—	—	(551)	(551)
Redemption of preferred stock of subsidiary	—	—	—	(24,856)	(35,560)	(60,416)
Foreign currency translation adjustment	—	—	(112,281)	—	—	(112,281)
Stock compensation	—	478	—	—	—	478
Pension liability adjustment, net of tax	—	—	226	—	—	226
Change in derivative financial instruments, net of tax	—	—	445	—	—	445
BALANCE - December 31, 2015	$—	$843,728	$(161,538)	$769,242	$—	$1,451,432
Net income	—	—	—	187,512	—	187,512
Dividends paid to CNH Industrial America LLC	—	—	—	(290,000)	—	(290,000)
Foreign currency translation adjustment	—	—	15,756	—	—	15,756
Stock compensation	—	372	—	—	—	372
Pension liability adjustment, net of tax	—	—	197	—	—	197
Change in derivative financial instruments, net of tax	—	—	1,449	—	—	1,449
BALANCE - December 31, 2016	$—	$844,100	$(144,136)	$666,754	$—	$1,366,718
Net income	—	—	—	250,489	—	250,489
Dividends paid to CNH Industrial America LLC	—	—	—	(285,000)	—	(285,000)
Foreign currency translation adjustment	—	—	40,868	—	—	40,868
Stock compensation	—	(541)	—	—	—	(541)
Pension liability adjustment, net of tax	—	—	499	—	—	499
Change in derivative financial instruments, net of tax	—	—	2,606	—	—	2,606
BALANCE - December 31, 2017	$—	$843,559	$(100,163)	$632,243	$—	$1,375,639

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

To support CNH Industrial North America’s sales of agricultural and construction equipment products, the Company offers retail financing to end-use customers and wholesale financing to CNH Industrial North America equipment dealers, all of which are independently owned. The Company provides and administers retail financing, primarily retail installment sales contracts, finance leases and operating leases to end-use customers for the purchase or lease of new and used CNH Industrial North America equipment and other agricultural and construction equipment sold primarily through CNH Industrial North America dealers and distributors. In addition, the Company purchases equipment from dealers that is leased to retail customers under operating lease agreements. Wholesale financing consists primarily of dealer floorplan financing, which allows dealers the ability to maintain a representative inventory of products. In addition, the Company provides financing to dealers for equipment used in dealer-owned rental yards, parts inventory, working capital, and other financing needs. Beginning in 2017, CNH Industrial Capital Canada purchased short-term wholesale receivables at a discount (“wholesale factoring”) from Iveco Argentina S.A. (“Iveco Argentina”), an indirect wholly-owned subsidiary of CNHI. The purchase is consistent with factoring arrangements between CNHI’s industrial and financial services companies. The Company also finances other products, including insurance and equipment protection products underwritten through a third-party insurer. As a captive finance company, the Company is reliant on the operations of CNH Industrial North America, its dealers and end-use customers.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite useful life and is reviewed for impairment at least annually. During 2017 and 2016, the Company performed its annual impairment review as of December 31, and concluded that there was no impairment in either year. Other intangible assets consist of software and are being amortized on a straight‑line basis over five years.

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

Derivatives

The Company’s policy is to enter into derivative transactions to manage exposures that arise in the normal course of business and not for trading or speculative purposes. The Company records derivative financial instruments in the consolidated balance sheets as either an asset or liability measured at fair value. The fair value of the Company’s interest rate derivatives is based on discounting expected cash flows, using market interest rates, over the remaining term of the instrument. The fair value of the Company’s foreign exchange derivatives is based on market exchange rates, adjusted for the respective interest rate differentials (premiums or discounts). Changes in the fair value of derivative financial instruments are recognized in current income unless specific hedge accounting criteria are met. For derivative financial instruments designated to hedge exposure to changes in the fair value of a recognized asset or liability, the gain or loss is recognized in income in the period of change together with the offsetting loss or gain on the related hedged item. For derivative financial instruments designated to hedge exposure to variable cash flows of a forecasted transaction, the effective portion of the derivative financial instrument’s gain or loss is initially

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

reported in accumulated other comprehensive income and is subsequently reclassified into income when the forecasted transaction affects income. The ineffective portion of the gain or loss is recorded in income immediately. For derivative financial instruments that are not designated as hedges but held as economic hedges, the gain or loss is recognized immediately in income.

For derivative financial instruments designated as hedges, the Company formally documents the hedging relationship to the hedged item and its risk management strategy for all derivatives designated as hedges. This includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities contained in the consolidated balance sheets and linking cash flow hedges to specific forecasted transactions or variability of cash flow. The Company assesses the effectiveness of its hedging instruments both at inception and on an ongoing basis. If a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer probable of occurring, or the derivative is terminated, the hedge accounting described above is discontinued and the derivative is marked to fair value and recorded in income through the remainder of its term.

New Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) and ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”). ASU 2016-05 clarifies that a change in the counterparty in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. ASU 2016-06 clarifies the steps required to determine bifurcation of an embedded derivative. Both ASU 2016-05 and ASU 2016-06 have been adopted and neither had a material effect on the Company’s consolidated financial statements.

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

The new standard is effective January 1, 2018. The adoption does not impact the timing or measurement of the Company’s revenue recognition as it is consistent with its current accounting treatment for contracts within the scope of the new ASU.  The adoption of this standard will not have a material impact on the Company’s consolidated financial position or results of operations and will not have a material impact on the disclosures in the Notes to the Consolidated Financial Statements.

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

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) includes net income plus other comprehensive income, which includes foreign currency translation gains and losses, certain changes in pension plans and changes in fair value of certain derivatives designated as cash flow hedges.

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the year ended December 31, 2017:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(139,585)	$(5,768)	$(1,213)	$(146,566)
Tax asset	—	2,107	323	2,430
Beginning balance, net of tax	(139,585)	(3,661)	(890)	(144,136)
Other comprehensive income (loss) before reclassifications	40,868	114	2,797	43,779
Amounts reclassified from accumulated other comprehensive income (loss)	—	702	749	1,451
Tax effects	—	(317)	(940)	(1,257)
Net current-period other comprehensive income (loss)	40,868	499	2,606	43,973
BALANCE at December 31, 2017	$(98,717)	$(3,162)	$1,716	$(100,163)

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The reclassifications out of AOCI and the location on the consolidated statements of income for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016	Affected Line Item
Amortization of defined benefit pension items:
	$(702)	$(792)	Various line items individually insignificant
	(702)	(792)	Income before taxes
	273	298	Income tax benefit
	$(429)	$(494)	Net of tax
Unrealized losses on derivatives:
	$(749)	$(694)	Interest expense to third parties
	(749)	(694)	Income before taxes
	199	184	Income tax benefit
	$(550)	$(510)	Net of tax

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of December 31, 2017 and 2016 is as follows:

	2017	2016
Retail	$768,502	$854,777
Wholesale	679,100	677,371
Wholesale factoring	235,834	—
Finance lease	58,198	42,291
Restricted receivables	8,799,295	9,392,526
Gross receivables	10,540,929	10,966,965
Less: Allowance for credit losses	(79,196)	(84,895)
Total receivables, net	$10,461,733	$10,882,070

The Company provides and administers financing for retail purchases of new and used equipment sold through CNH Industrial North America’s dealer network. The terms of retail and other notes and finance leases generally range from two to six years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America.

Wholesale receivables arise primarily from the financing of the sale of goods to dealers and distributors by CNH Industrial North America, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have interest-free periods of up to twelve months and stated original maturities of up to twenty‑four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. During the interest‑free period, the Company is compensated by CNH Industrial North America based on market interest rates. After the expiration of any interest‑free period, interest is charged to dealers on outstanding balances until the Company receives payment in full. The interest‑free periods are determined based on the type of equipment sold and the time of year of the sale. Interest rates are set based on market factors and the prime rate or LIBOR. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH Industrial North America may be obligated to repurchase the dealer’s equipment upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2017, 2016 and 2015 relating to the termination of dealer contracts.

Wholesale factoring receivables represent short-term receivables purchased from Iveco Argentina.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Maturities of receivables as of December 31, 2017, are as follows:

2018	$5,882,953
2019	1,688,294
2020	1,311,004
2021	924,164
2022 and thereafter	734,514
Total receivables	$10,540,929

It has been the Company’s experience that substantial portions of retail receivables are repaid or sold before their contractual maturity dates. As a result, the above table should not be regarded as a forecast of future cash collections. Retail, finance lease and wholesale receivables have significant concentrations of credit risk in the agricultural and construction business sectors. Short-term receivables purchased from Iveco Argentina have significant concentrations of credit risk in the agricultural and commercial vehicles business sectors in Argentina. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the United States, Canada or Argentina. The Company typically retains, as collateral, a security interest in the equipment associated with retail notes and wholesale receivables.

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of December 31, 2017 and 2016:

	2017	2016
Retail	$6,042,186	$6,500,949
Wholesale	2,757,109	2,891,577
Total restricted receivables	$8,799,295	$9,392,526

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

During the years ended December 31, 2017 and 2016, the Company executed $2,989,014 and $2,861,732, respectively, in term retail asset‑backed transactions in the U.S. and Canada. The securities in these transactions are backed by agricultural and construction equipment retail receivable contracts originated through CNH Industrial North America’s dealer network. As of December 31, 2017 and 2016, $5,567,786 and $5,653,908, respectively, of asset‑backed securities issued to investors were outstanding with weighted average remaining maturities of 31 months and 30 months, respectively. The Company believes that it is probable that it will continue to regularly utilize the term ABS markets.

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

The Company also has $1,598,730 in committed asset‑backed facilities through which it may sell on a monthly basis retail receivables generated in the United States and Canada. The Company has utilized these facilities in the past to fund the origination of receivables and has later repurchased and resold the receivables in the term ABS markets or found alternative financing for the receivables. The U.S. and Canadian facilities had an original funding term of two years and are renewable in September 2019 and December 2019, respectively. To the extent these facilities are not renewed, they will be repaid according to the amortization of the underlying receivables.

Wholesale Receivables Securitizations

With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities which are limited‑purpose, bankruptcy‑remote SPEs. As of December 31, 2017, debt issued through the U.S. master trust facility consists of two short-term facilities renewable at the discretion of the investors: $500,000 and $300,000.

The Canadian master trust facility consists of a C$585,750 ($467,112) facility renewable December 2019 at the discretion of the investor.

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

Allowance for Credit Losses

The Company’s allowance for credit losses is segregated into three portfolio segments: retail, wholesale and wholesale factoring. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The retail segment includes retail notes and finance lease receivables. The wholesale segment includes wholesale financing to CNH Industrial North America dealers and the wholesale factoring segment represents the short-term receivables purchased from Iveco Argentina.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Further, the Company evaluates its retail and wholesale portfolio segments by class of receivable: United States and Canada. Typically, the Company’s receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. These classes align with management reporting.

Allowance for credit losses activity for the year ended December 31, 2017 is as follows:

	Retail	Wholesale	Wholesale Factoring	Total
Allowance for credit losses:
Beginning balance	$78,047	$6,848	$—	$84,895
Charge-offs	(46,460)	(2,374)	—	(48,834)
Recoveries	4,045	20	—	4,065
Provision	39,842	919	137	40,898
Foreign currency translation and other	(1,864)	31	5	(1,828)
Ending balance	$73,610	$5,444	$142	$79,196
Ending balance: individually evaluated for impairment	$18,018	$2,920	$—	$20,938
Ending balance: collectively evaluated for impairment	$55,592	$2,524	$142	$58,258
Receivables:
Ending balance	$6,868,886	$3,436,209	$235,834	$10,540,929
Ending balance: individually evaluated for impairment	$38,807	$43,912	$—	$82,719
Ending balance: collectively evaluated for impairment	$6,830,079	$3,392,297	$235,834	$10,458,210

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

Titanium - Customers from whom the Company expects no collection or loss activity.

Platinum - Customers from whom the Company expects minimal, if any, collection or loss activity.

Gold, Silver, Bronze - Customers defined as those with the potential for collection or loss activity.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

A breakdown of the retail portfolio by the customer’s risk grade at the time of origination as of December 31, 2017 and 2016 is as follows:

	2017	2016
Titanium	$3,734,313	$4,117,736
Platinum	2,002,791	2,045,684
Gold	952,404	1,042,918
Silver	146,051	157,170
Bronze	33,327	34,509
Total	$6,868,886	$7,398,017

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

A breakdown of the wholesale portfolio by its credit quality indicators as of December 31, 2017 and 2016 is as follows:

	2017	2016
A	$1,237,283	$1,330,159
B	1,442,462	1,603,893
C	444,552	322,652
D	311,912	312,244
Total	$3,436,209	$3,568,948

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

The aging of receivables as of December 31, 2017 and 2016 is as follows:

	2017
							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$27,590	$8,412	$37,004	$73,006	$5,532,329	$5,605,335	$6,232
Canada	$2,010	$585	$2,837	$5,432	$1,258,119	$1,263,551	$665
Wholesale
United States	$802	$1	$236	$1,039	$2,691,477	$2,692,516	$179
Canada	$22	$—	$6	$28	$743,665	$743,693	$6
Wholesale Factoring	$5,652	$1,390	$—	$7,042	$228,792	$235,834	$—
Total
Retail	$29,600	$8,997	$39,841	$78,438	$6,790,448	$6,868,886	$6,897
Wholesale	$824	$1	$242	$1,067	$3,435,142	$3,436,209	$185
Wholesale Factoring	$5,652	$1,390	$—	$7,042	$228,792	$235,834	$—

	2016
							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$25,416	$6,743	$40,500	$72,659	$6,146,129	$6,218,788	$7,377
Canada	$2,828	$765	$1,038	$4,631	$1,174,598	$1,179,229	$736
Wholesale
United States	$823	$88	$444	$1,355	$2,862,222	$2,863,577	$—
Canada	$—	$1	$4	$5	$705,366	$705,371	$—
Total
Retail	$28,244	$7,508	$41,538	$77,290	$7,320,727	$7,398,017	$8,113
Wholesale	$823	$89	$448	$1,360	$3,567,588	$3,568,948	$—

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of December 31, 2017 and 2016, the Company’s recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances, allowances and average recorded investment (based on a thirteen-month average) are as follows:

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$38,035	$36,187	$17,518	$39,917
Canada	$772	$716	$500	$1,084
Wholesale
United States	$43,912	$43,531	$2,920	$49,469
Total
Retail	$38,807	$36,903	$18,018	$41,001
Wholesale	$43,912	$43,531	$2,920	$49,469

	December 31, 2016
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$31,360	$30,031	$18,102	$31,268
Canada	$23	$23	$11	$28
Wholesale
United States	$43,659	$43,369	$4,250	$46,482
Total
Retail	$31,383	$30,054	$18,113	$31,296
Wholesale	$43,659	$43,369	$4,250	$46,482

As of December 31, 2017 and 2016, the Company’s impaired receivables individually evaluated for impairment without an allowance were immaterial. Interest income recognized for the years ended December 31, 2017 and 2016 was immaterial.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of December 31, 2017 and 2016 are as follows:

	2017			2016
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$40,968	$43,531	$84,499	$49,998	$43,369	$93,367
Canada	$2,538	$—	$2,538	$325	$—	$325

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

As of December 31, 2017, the Company had 272 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre‑modification value of these contracts was $8,583 and the post‑modification value was $7,710. Additionally, the Company had 423 accounts with a balance of $23,750 undergoing bankruptcy proceedings where a concession has not yet been determined. As of December 31, 2016, the Company had 238 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre‑modification value of these contracts was $4,284 and the post‑modification value was $3,688. Additionally, the Company had 420 accounts with a balance of $23,862 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re‑defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended December 31, 2017 and 2016.

As of December 31, 2017 and 2016, the Company’s wholesale TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases as of December 31, 2017 and 2016 is as follows:

	2017	2016
Equipment on operating leases	$2,139,099	$2,169,874
Accumulated depreciation	(357,610)	(311,431)
Total equipment on operating leases, net	$1,781,489	$1,858,443

Depreciation expense totaled $280,765, $247,438 and $193,802 for the years ended December 31, 2017, 2016 and 2015, respectively.

Lease payments owed to the Company for equipment under non‑cancelable operating leases (excluding deferred operating lease subsidy of $117,288) as of December 31, 2017 are as follows:

2018	$172,174
2019	107,326
2020	58,213
2021	28,502
2022 and thereafter	6,138
Total lease payments	$372,353

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Balance, beginning of year	$108,715	$107,935
Foreign currency translation adjustment	1,873	780
Balance, end of year	$110,588	$108,715

Goodwill is tested for impairment at least annually. During 2017, 2016 and 2015, the Company performed its annual impairment review as of December 31 and concluded that there were no impairments in either year.

As of December 31, 2017 and 2016, the Company’s intangible asset and related accumulated amortization for its software is as follows:

	2017	2016
Software	$25,197	$23,583
Accumulated amortization	(18,329)	(16,217)
Total software, net	$6,868	$7,366

The Company recorded amortization expense of $2,112, $1,998 and $1,581 during 2017, 2016 and 2015, respectively.

Based on the current amount of software subject to amortization, the estimated annual amortization expense for each of the succeeding five years is as follows: $2,028 in 2018; $1,581 in 2019; $940 in 2020; $375 in 2021; and $100 in 2022.

NOTE 7: OTHER ASSETS

The components of other assets as of December 31, 2017 and 2016 are as follows:

	2017	2016
Tax receivables	$6,566	$452
Deferred tax assets	10,275	13,092
Derivative assets	10,144	5,666
Other current assets	7,396	6,537
Total other assets	$34,381	$25,747

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: CREDIT FACILITIES AND DEBT

The following table summarizes the Company’s debt and credit facilities, borrowings thereunder and availability at December 31, 2017:

	2017
				Current
				Maturities of
			Short-Term	Long-Term	Long-Term
	Maturity(1)	Total	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2019	$1,200,000	$—	$60,099	$160,301	$979,600
Retail - Canada	Dec 2019	398,730	—	57,814	158,401	182,515
Wholesale VFN - U.S.	Various	800,000	800,000	—	—	—
Wholesale VFN - Canada	Dec 2019	467,112	461,167	—	—	5,945
		2,865,842	1,261,167	117,913	318,702	1,168,060
Secured Debt
Amortizing retail term ABS - N.A.	Various	5,567,786	—	2,176,929	3,390,857	—
Other ABS financing - N.A.	Various	54,275	—	45,937	8,338	—
Unamortized issuance costs		(17,507)	—	—	(17,507)	—
		5,604,554	—	2,222,866	3,381,688	—
Unsecured Facilities
Credit lines	Various	300,000	300,000	—	—	—
Revolving credit facilities	Various	659,492	—	—	159,492	500,000
		959,492	300,000	—	159,492	500,000
Unsecured Debt
Commercial paper	Various	115,000	115,000	—	—	—
Notes	Various	3,100,000	—	600,000	2,500,000	—
Hedging effects, discounts and unamortized issuance costs		(26,601)	(89)	607	(27,119)	—
		3,188,399	114,911	600,607	2,472,881	—
Total credit facilities and debt		$12,618,287	$1,676,078	$2,941,386	$6,332,763	$1,668,060

(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

A summary of the minimum annual repayments of long‑term debt as of December 31, 2017, for 2019 and thereafter is as follows:

2019	$2,079,221
2020	1,923,925
2021	1,742,741
2022	562,796
2023 and thereafter	24,080
Total	$6,332,763

The following table summarizes the Company’s credit facilities, borrowings thereunder and availability at December 31, 2016:

	2016
				Current
				Maturities of
			Short-Term	Long-Term	Long-Term
	Maturity (1)	Total	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2018	$1,200,000	$—	$142,462	$425,237	$632,301
Retail - Canada	Dec 2018	371,476	—	74,645	251,427	45,404
Wholesale VFN - U.S.	Various	900,000	900,000	—	—	—
Wholesale VFN - Canada	Dec 2018	435,184	435,184	—	—	—
		2,906,660	1,335,184	217,107	676,664	677,705
Secured Debt
Amortizing retail term ABS - N.A.	Various	5,653,908	—	2,165,049	3,488,859	—
Other ABS financing - N.A.	Various	103,275	—	45,289	57,986	—
Unamortized issuance costs		(15,999)	—	—	(15,999)	—
		5,741,184	—	2,210,338	3,530,846	—
Unsecured Facilities
Revolving credit facilities	2019	400,000	—	—	—	400,000
Unsecured Debt
Notes	Various	3,700,000	—	500,000	3,200,000	—
Term loan	2018	100,000	—	—	100,000	—
Hedging effects, discounts and unamortized issuance costs		(33,192)	—	—	(33,192)	—
		3,766,808	—	500,000	3,266,808	—
Total credit facilities and debt		$12,814,652	$1,335,184	$2,927,445	$7,474,318	$1,077,705

(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Committed Asset‑Backed Facilities

The Company has access to committed asset‑backed facilities with several banks through which it may sell its receivables. The Company utilizes retail facilities to fund the origination of retail receivables and has exercised the option to periodically repurchase receivables and resell them in the term ABS markets (shown as “Amortizing retail term ABS - N.A.”) or found alternative financing for the receivables. Under these facilities, the maximum amount of proceeds that can be accessed at one time is $1,598,730. In addition, if the receivables sold are not repurchased by the Company, the related debt is paid only as the underlying receivables are collected. Such receivables have maturities not exceeding seven years. The Company believes it is probable that a majority of these receivables will be repurchased and resold in the ABS markets. Borrowings against these facilities accrue interest based on prevailing money market rates, plus an applicable margin.

The Company finances a portion of its wholesale receivable portfolio with the issue of Variable Funding Notes (“VFNs”) which are privately subscribed by certain banks and asset‑backed commercial paper conduits. These notes accrue interest based on prevailing money market rates, plus an applicable margin.

Secured Debt

Secured borrowings bear interest at either floating rates of LIBOR plus an applicable margin or fixed rates.

Unsecured Facilities and Debt

As of December 31, 2017, the Company had bank arrangements that included a fully-drawn committed C$200,000 ($159,492) unsecured revolving credit facility with a final maturity in June 2020 and fully-drawn uncommitted credit lines totaling $300,000 with final maturities in January 2018 and June 2018. These bank arrangements also included committed but undrawn, unsecured revolving credit facilities totaling $500,000 with final maturities in June 2019, March 2020 and June 2020, respectively. Included in the available unsecured revolving credit facilities is $115,000 maintained primarily to provide backup liquidity for commercial paper borrowings.

On December 4, 2017, the Company established a new commercial paper program to issue short-term, unsecured, unsubordinated commercial paper notes on a private placement basis. As of December 31, 2017, the aggregate principal amount of notes outstanding was $115,000.

As of December 31, 2017, the Company’s outstanding unsecured senior notes were as follows:

3.625% notes, due 2018	$600,000
3.375% notes, due 2019	500,000
4.375% notes, due 2020	600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
Hedging effects, discounts and unamortized issuance costs	(26,512)
Total	$3,073,488

On February 1, 2017, the Company repaid $500,000 of its 3.250% unsecured notes due 2017.

On April 10, 2017, the Company completed an offering of $500,000 in aggregate principal amount of its 4.375% unsecured notes due 2022, priced at par.

On December 1, 2017, the Company redeemed early $600,000 of its 3.875% unsecured notes due July 2018. The redemption included a “make-whole” premium of $6,493.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

Covenants

The indentures and credit agreements governing the Company’s unsecured funding transactions contain covenants that restrict the Company’s ability and/or that of its subsidiaries to, among other things, incur additional debt, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, enter into sale or leaseback transactions and/or sell certain assets or merge with or into other companies. In addition, the Company is required to maintain a certain coverage level for leverage.

Interest Rates

The weighted‑average interest rate on total short‑term debt outstanding at December 31, 2017 and 2016 was 2.2% and 1.5%, respectively. The weighted‑average interest rate on total long‑term debt (including current maturities of long‑term debt) at December 31, 2017 and 2016 was 2.6% and 2.4%, respectively. The average rate is calculated using the actual rates at December 31, 2017 and 2016, weighted by the amount of outstanding borrowings of each debt instrument.

Support Agreement

Effective as of September 29, 2013, in connection with the merger of CNH Global N.V., the former indirect parent of CNH Industrial Capital (“CNH Global”), with and into CNHI, CNHI assumed all of CNH Global’s obligations under the support agreement, pursuant to which CNHI has agreed to, among other things, (a) make cash capital contributions to the Company, to the extent necessary to cause the ratio of net earnings available for fixed charges to fixed charges to be not less than 1.05 for each fiscal quarter (with such ratio determined, on a consolidated basis and in accordance with U.S. GAAP, for such fiscal quarter and the immediately preceding three fiscal quarters taken as a whole), (b) generally maintain an ownership of at least 51% of the voting equity interests in the Company and (c) cause the Company to have, as of the end of any fiscal quarter, a consolidated tangible net worth of at least $50,000. The support agreement is not intended to be and is not a guarantee by CNHI of any indebtedness or other obligation of the Company. The obligations of CNHI to the Company pursuant to this support agreement are to the Company only and do not run to, and are not enforceable directly by, any creditor of the Company. The support agreement may be modified, amended or terminated, at CNHI’s election, upon thirty days’ prior written notice to the Company and the rating agencies, if (a) the modification, amendment or termination would not result in a downgrade of the Company’s rated indebtedness; (b) the modification, amendment or notice of termination provides that the support agreement will continue in effect with respect to the Company’s rated indebtedness then outstanding; or (c) the Company has no long‑term rated indebtedness outstanding.

NOTE 9: INCOME TAXES

The income and expenses of the Company and certain of its domestic subsidiaries are included in the consolidated income tax return of CNH Industrial U.S. Holdings, Inc., a wholly-owned subsidiary of CNHI. CNH Industrial U.S. Holdings, Inc. is the new parent of Case New Holland Inc., who remains the parent of CNH Industrial America. The Company’s Canadian subsidiaries file separate income tax returns, as do certain domestic subsidiaries. The Company and certain of its domestic subsidiaries are LLCs and, as a result, incur no income tax liability on a stand‑alone basis for tax purposes. However, for financial reporting, all tax accounts have been disclosed and the income tax expense is reflective for all of the companies included in the consolidated financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The sources of income before taxes for the years ended December 31, 2017, 2016, and 2015 are as follows, with foreign defined as any income earned outside the United States:

	2017	2016	2015
Domestic	$121,729	$193,765	$248,156
Foreign	81,712	88,051	78,684
Income before taxes	$203,441	$281,816	$326,840

The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Current income tax expense (benefit):
Domestic	$16,151	$38,845	$11,246
Foreign	17,711	17,692	19,877
Total current income tax expense	33,862	56,537	31,123
Deferred income tax expense (benefit):
Domestic	(83,647)	33,798	76,969
Foreign	2,737	3,969	1,149
Total deferred income tax expense	(80,910)	37,767	78,118
Total tax provision	$(47,048)	$94,304	$109,241

A reconciliation of CNH’s statutory and effective income tax rate for the years ended December 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015
Tax provision at statutory rate	35.0%	35.0%	35.0%
State taxes	5.9	4.7	4.0
Foreign taxes	(8.5)	(5.2)	(4.8)
Tax credits and incentives	(0.6)	(0.6)	(0.5)
Tax rate and legislative changes	(54.5)	—	—
Other	(0.4)	(0.4)	(0.3)
Total tax provision effective rate	(23.1)%	33.5%	33.4%

The components of the Company’s net deferred tax liability as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Pension, postretirement and post-employment benefits	$1,986	$3,111
Marketing and sales incentive programs	39,836	60,364
Allowance for credit losses	18,539	30,606
Other accrued liabilities	471	3,641
Tax loss and tax credit carry forwards	1,892	712
Total deferred tax assets	$62,724	$98,434
Deferred tax liability:
Equipment on operating lease	$268,129	$396,070
Deferred tax liability, net (1)	$(205,405)	$(297,636)

(1)

In the accompanying consolidated balance sheets, the US net deferred tax position in 2017 and 2016 is included in “Accounts payable and other accrued liabilities” while the Canadian net deferred tax position in 2017 and 2016 is included in “Other assets”.

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

A reconciliation of the gross amounts of tax contingencies at the beginning and end of the year is as follows:

	2017	2016	2015
Balance, beginning of year	$—	$—	$8
Additions based on tax positions related to the current year	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	(8)
Balance, end of year	$—	$—	$—

The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $0.

The Company recognizes interest and penalties accrued related to tax contingencies in income tax expense. During the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $0, $0 and $0, respectively, in interest and penalties. The Company had approximately $0, $0 and $0 for the expected future payment of interest and penalties accrued at December 31, 2017, 2016 and 2015, respectively.

The Company has open tax years from 2012 to 2017.  The Company does not believe the resolution of any outstanding tax examinations will have a material adverse effect on the Company’s financial position or its results of operations. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “U.S. Tax Act”) which included, among other things, a reduction in the corporate tax rate from 35% to 21% and a tax on deemed repatriation of the undistributed earnings of foreign subsidiaries. As a result, the Company recorded an estimated net tax benefit of $111,000 that related to a tax benefit for the revaluation of its net deferred tax liability, which was offset by a tax charge on the deemed repatriation. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the U.S. Tax Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

At December 31, 2017, there are no outside basis differences in subsidiaries outside the U.S.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed‑rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the years ended December 31, 2017, 2016 and 2015. These amounts are recorded in “Other expenses” in the consolidated statements of income. As of December 31, 2017, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 52 months. As of December 31, 2017, the after‑tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $451.

The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset‑backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the years ended December 31, 2017, 2016 and 2015.

Most of the Company’s interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company’s interest rate derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company’s interest rate derivatives was approximately $3,143,737 and $2,954,424 at December 31, 2017 and 2016, respectively. The thirteen‑month average notional amounts as of December 31, 2017 and 2016 were $3,246,576 and $3,099,006, respectively.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of December 31, 2017 and 2016 in the consolidated balance sheets are recorded as follows:

	2017	2016
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$4,113	$1,631
Accounts payable and other accrued liabilities:
Interest rate derivatives	$6,698	$5,646
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$4,638	$3,977
Foreign exchange contracts	1,393	58
Total	$6,031	$4,035
Accounts payable and other accrued liabilities:
Interest rate derivatives	$4,638	$3,977
Foreign exchange contracts	325	1,183
Total	$4,963	$5,160

Pre‑tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the years ended December 31, 2017, 2016 and 2015 are recorded in the following accounts:

	2017	2016	2015
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives	$2,797	$1,277	$(3,063)
Reclassified from accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives - Interest expense to third parties	(749)	(694)	(3,979)
Not Designated as Hedges
Foreign exchange contracts - Other expenses	$1,155	$4,128	$(329)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016, all of which are classified as Level 2:

	Level 2
	2017	2016
Assets
Interest rate derivatives	$8,751	$5,608
Foreign exchange contracts	1,393	58
Total assets	$10,144	$5,666
Liabilities
Interest rate derivatives	$11,336	$9,623
Foreign exchange contracts	325	1,183
Total liabilities	$11,661	$10,806

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

Equipment held for sale measured at fair value on a nonrecurring basis that was held on the consolidated balance sheet at December 31, 2017 and 2016 was $123,503 and $155,473, respectively. The fair market value of these assets was based on an internal valuation methodology, which used industry guide book values adjusted for recent remarketing history and was classified as Level 3 under the fair value hierarchy. For the years ended December 31, 2017, 2016 and 2015, the Company recorded impairment losses on equipment held for sale of $5,646, $11,400 and $28,893, respectively. In addition, the Company recorded (gains) losses on the sale of the equipment held of $9,784,  $(1,690) and $(4,783) for the years ended December 31, 2017, 2016 and 2015, respectively. Both the impairment losses and the gains on the sale of equipment held were included in “Other expenses” in the accompanying consolidated statements of income.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of December 31, 2017 and 2016 are as follows:

	2017		2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$10,461,733	$10,419,096	$10,882,070	$10,885,595
Long-term debt	$6,332,763	$6,314,182	$7,474,318	$7,364,581

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

A summary of the Company’s reportable segment information is as follows:

	2017	2016	2015
Revenues
United States	$756,210	$780,071	$762,790
Canada	187,107	170,825	170,342
Eliminations	(4,385)	(4,175)	(4,052)
Total	$938,932	$946,721	$929,080
Interest expense
United States	$279,542	$269,560	$249,209
Canada	47,413	39,714	45,116
Eliminations	(4,385)	(4,175)	(4,052)
Total	$322,570	$305,099	$290,273
Segment net income
United States	$189,225	$121,122	$159,942
Canada	61,264	66,390	57,657
Total	$250,489	$187,512	$217,599
Depreciation and amortization
United States	$238,037	$208,942	$160,069
Canada	44,864	40,528	35,349
Total	$282,901	$249,470	$195,418
Expenditures for equipment on operating leases
United States	$507,349	$555,219	$789,035
Canada	128,470	168,164	148,882
Total	$635,819	$723,383	$937,917
Provision for credit losses
United States	$40,516	$35,867	$20,440
Canada	382	(5,021)	1,455
Total	$40,898	$30,846	$21,895

	2017	2016	2015
Segment assets
United States	$10,738,403	$12,016,606	$13,088,630
Canada	2,838,754	2,400,814	2,225,158
Eliminations	(65,079)	(374,161)	(285,774)
Total	$13,512,078	$14,043,259	$15,028,014
Managed receivables
United States	$8,297,851	$9,082,365	$9,949,367
Canada	2,243,078	1,884,600	1,782,382
Total	$10,540,929	$10,966,965	$11,731,749

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

In addition, the Company receives income from Iveco Argentina for wholesale factoring receivables purchased at a discount.

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income at December 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015
Subsidy from CNH Industrial North America
Retail	$157,496	$170,425	$193,008
Wholesale	166,426	156,654	151,960
Operating lease	68,987	70,138	63,955
Income from Iveco Argentina
Wholesale factoring	5,199	—	—
Income from affiliated receivables
CNH Industrial North America	—	1,155	56
Other affiliates	150	—	—
Total interest and other income from affiliates	$398,258	$398,372	$408,979

Interest expense to affiliates was $11,442, $7,218 and $21,182, respectively, for the years ended December 31, 2017, 2016 and 2015. Fees charged by affiliates were $46,431 and $45,225 and $46,771 for the years ended December 31, 2017, 2016 and 2015, respectively, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

As of December 31, 2017 and 2016, the Company had various accounts and notes receivable and debt with the following affiliates:

	2017			2016
	Rate	Maturity	Amount	Rate	Maturity	Amount
Affiliated receivables
CNH Industrial America	0%	—	$16,550	0%	—	$49,526
CNH Industrial Canada Ltd.	0%	—	3,855	0%	—	21,398
Other affiliates	0%	—	12,540	0%	—	12,919
Total affiliated receivables			$32,945			$83,843
Affiliated debt
CNH Industrial America	4.31%	2018	$327,160	3.62%	2017	$132,851
CNH Industrial Canada Ltd.	4.19%	2018	118,642			—
Total affiliated debt			$445,802			$132,851

Included in “Other Assets” in the accompanying balance sheet were tax receivables due from related parties of $3,513 as of December 31, 2017. Accounts payable and other accrued liabilities, including tax payables, of $60,070 and $3,792, respectively, as of December 31, 2017 and 2016, were payable to related parties.

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

Commitments

The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At December 31, 2017, the total credit limit available was $6,325,738, of which $3,331,045 was utilized.

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit, which are 100%‑owned subsidiaries of CNH Industrial Capital LLC (the “Guarantor Entities”), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%‑owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of December 31, 2017 and 2016 and for the three years ended December 31, 2017. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Comprehensive Income for the
	Year Ended December 31, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$16,206	$185,327	$—	$201,533
Interest income on wholesale notes	—	(1,107)	66,828	—	65,721
Interest and other income from affiliates	100,033	243,273	326,346	(271,394)	398,258
Rental income on operating leases	—	197,859	53,750	—	251,609
Other income	—	94,408	1,906	(74,503)	21,811
Total revenues	100,033	550,639	634,157	(345,897)	938,932
EXPENSES
Interest expense:
Interest expense to third parties	164,836	2,125	144,167	—	311,128
Interest expense to affiliates	—	236,267	46,569	(271,394)	11,442
Total interest expense	164,836	238,392	190,736	(271,394)	322,570
Administrative and operating expenses:
Fees charged by affiliates	—	44,666	76,268	(74,503)	46,431
Provision for credit losses	—	11,090	29,808	—	40,898
Depreciation of equipment on operating leases	—	235,911	44,854	—	280,765
Other expenses	—	33,176	11,651	—	44,827
Total administrative and operating expenses	—	324,843	162,581	(74,503)	412,921
Total expenses	164,836	563,235	353,317	(345,897)	735,491
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(64,803)	(12,596)	280,840	—	203,441
Income tax provision (benefit)	(24,331)	(148,033)	125,316	—	(47,048)
Equity in income of consolidated subsidiaries accounted for under the equity method	290,961	155,524	—	(446,485)	—
NET INCOME	250,489	290,961	155,524	(446,485)	250,489
COMPREHENSIVE INCOME	$294,462	$334,934	$192,936	$(527,870)	$294,462

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Balance Sheets as of December 31, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$160,339	$66,607	$—	$226,946
Restricted cash	—	—	648,612	—	648,612
Receivables, less allowance for credit losses	—	1,400,712	9,061,021	—	10,461,733
Affiliated accounts and notes receivable	2,518,121	1,958,720	2,060,589	(6,504,485)	32,945
Equipment on operating leases, net	—	1,405,731	375,758	—	1,781,489
Equipment held for sale	—	191,710	16,806	—	208,516
Investments in consolidated subsidiaries accounted for under the equity method	2,620,971	2,525,605	—	(5,146,576)	—
Goodwill and intangible assets, net	—	88,440	29,016	—	117,456
Other assets	7,548	4,432	26,466	(4,065)	34,381
TOTAL	$5,146,640	$7,735,689	$12,284,875	$(11,655,126)	$13,512,078
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$1,015,520	$45,937	$3,556,007	$—	$4,617,464
Accounts payable and other accrued liabilities	283,445	2,807,195	1,160,573	(3,510,803)	740,410
Affiliated debt	—	2,253,248	1,190,301	(2,997,747)	445,802
Long-term debt	2,472,036	8,338	3,852,389	—	6,332,763
Total liabilities	3,771,001	5,114,718	9,759,270	(6,508,550)	12,136,439
Stockholder’s equity	1,375,639	2,620,971	2,525,605	(5,146,576)	1,375,639
TOTAL	$5,146,640	$7,735,689	$12,284,875	$(11,655,126)	$13,512,078

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Cash Flows for the
	Year Ended December 31, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$564,252	$837,510	$82,469	$(922,660)	$561,571
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(8,275,121)	(9,406,275)	6,808,056	(10,873,340)
Collections of receivables	—	8,316,852	9,897,291	(6,808,286)	11,405,857
Change in restricted cash	—	100	71,776	—	71,876
Purchase of equipment on operating leases, net	—	(136,711)	(63,230)	—	(199,941)
Change in property and equipment and software, net	—	(1,614)	—	—	(1,614)
Net cash from (used in) investing activities	—	(96,494)	499,562	(230)	402,838
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(683,231)	48,874	922,890	288,533
Net change in indebtedness	(279,252)	(48,999)	(576,992)	—	(905,243)
Dividends paid to CNH Industrial America LLC	(285,000)	—	—	—	(285,000)
Net cash from (used in) financing activities	(564,252)	(732,230)	(528,118)	922,890	(901,710)
INCREASE IN CASH AND CASH EQUIVALENTS	—	8,786	53,913	—	62,699
CASH AND CASH EQUIVALENTS:
Beginning of year	—	151,553	12,694	—	164,247
End of year	$—	$160,339	$66,607	$—	$226,946

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Comprehensive Income for the
	Year Ended December 31, 2016
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$15,990	$195,516	$—	$211,506
Interest income on wholesale notes	—	(96)	69,006	—	68,910
Interest and other income from affiliates	97,254	232,020	324,262	(255,164)	398,372
Rental income on operating leases	—	196,911	46,620	—	243,531
Other income	—	103,422	2,837	(81,857)	24,402
Total revenues	97,254	548,247	638,241	(337,021)	946,721
EXPENSES
Interest expense:
Interest expense to third parties	162,264	6,209	129,408	—	297,881
Interest expense to affiliates	—	226,544	35,838	(255,164)	7,218
Total interest expense	162,264	232,753	165,246	(255,164)	305,099
Administrative and operating expenses:
Fees charged by affiliates	—	43,469	83,613	(81,857)	45,225
Provision for credit losses	—	9,879	20,967	—	30,846
Depreciation of equipment on operating leases	—	206,924	40,514	—	247,438
Other expenses	—	28,035	8,262	—	36,297
Total administrative and operating expenses	—	288,307	153,356	(81,857)	359,806
Total expenses	162,264	521,060	318,602	(337,021)	664,905
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(65,010)	27,187	319,639	—	281,816
Income tax provision (benefit)	(24,261)	10,204	108,361	—	94,304
Equity in income of consolidated subsidiaries accounted for under the equity method	228,261	211,278	—	(439,539)	—
NET INCOME	187,512	228,261	211,278	(439,539)	187,512
COMPREHENSIVE INCOME	$204,914	$245,663	$225,994	$(471,657)	$204,914

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Comprehensive Income for the
	Year Ended December 31, 2015
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$7,242	$201,139	$—	$208,381
Interest income on wholesale notes	—	(1,221)	73,547	—	72,326
Interest and other income from affiliates	85,976	222,387	340,456	(239,840)	408,979
Rental income on operating leases	—	168,943	45,244	—	214,187
Other income	—	105,784	2,777	(83,354)	25,207
Total revenues	85,976	503,135	663,163	(323,194)	929,080
EXPENSES
Interest expense:
Interest expense to third parties	143,485	(2,468)	128,074	—	269,091
Interest expense to affiliates	—	226,079	34,943	(239,840)	21,182
Total interest expense	143,485	223,611	163,017	(239,840)	290,273
Administrative and operating expenses:
Fees charged by affiliates	—	44,711	85,414	(83,354)	46,771
Provision for credit losses	—	4,148	17,747	—	21,895
Depreciation of equipment on operating leases	—	155,194	38,608	—	193,802
Other expenses	1	40,114	9,384	—	49,499
Total administrative and operating expenses	1	244,167	151,153	(83,354)	311,967
Total expenses	143,486	467,778	314,170	(323,194)	602,240
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(57,510)	35,357	348,993	—	326,840
Income tax provision (benefit)	(22,180)	10,522	120,899	—	109,241
Equity in income of consolidated subsidiaries accounted for under the equity method	252,670	227,835	—	(480,505)	—
NET INCOME	217,340	252,670	228,094	(480,505)	217,599
Net income attributed to noncontrolling interest	—	—	(259)	—	(259)
NET INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$217,340	$252,670	$227,835	$(480,505)	$217,340
COMPREHENSIVE INCOME	$105,730	$141,060	$132,062	$(272,863)	$105,989
Comprehensive income attributed to noncontrolling interest	—	—	(259)	—	(259)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CNH INDUSTRIAL CAPITAL LLC	$105,730	$141,060	$131,803	$(272,863)	$105,730

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Cash Flows for the Year Ended December 31, 2015
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(126,019)	$722,712	$(367,316)	$292,721	$522,098
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(11,582,973)	(10,723,276)	8,295,661	(14,010,588)
Collections of receivables	—	11,878,402	11,205,283	(8,295,272)	14,788,413
Change in restricted cash	—	—	41,489	—	41,489
Purchase of equipment on operating leases, net	—	(605,011)	(15,779)	—	(620,790)
Change in property and equipment and software, net	—	(1,702)	—	—	(1,702)
Net cash from (used in) investing activities	—	(311,284)	507,717	389	196,822
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(556,700)	14,505	(293,110)	(835,305)
Net change in indebtedness	296,019	101,669	(96,175)	—	301,513
Dividends paid to CNH Industrial America LLC	(170,000)	—	—	—	(170,000)
Preferred dividend paid to CNH Industrial Canada Ltd.	—	—	(551)	—	(551)
Redemption of preferred stock of subsidiary	—	—	(60,416)	—	(60,416)
Net cash from (used in) financing activities	126,019	(455,031)	(142,637)	(293,110)	(764,759)
DECREASE IN CASH AND CASH EQUIVALENTS	—	(43,603)	(2,236)	—	(45,839)
CASH AND CASH EQUIVALENTS:
Beginning of year	—	225,343	122,644	—	347,987
End of year	$—	$181,740	$120,408	$—	$302,148

NOTE 15: SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

	For the Year Ended December 31, 2017
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$232,834	$229,863	$234,889	$241,346	$938,932
Interest expense	74,728	78,797	79,772	89,273	322,570
Administrative and operating expenses	101,676	95,994	106,591	108,660	412,921
Income tax provision	18,037	16,885	14,387	(96,357)	(47,048)
Net income attributable to CNH Industrial Capital LLC	$38,393	$38,187	$34,139	$139,770	$250,489

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