Form 10-Q
period 2018-03-31
CNH Industrial Capital LLC
filed 2018-05-08
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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

As of March 31, 2018, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10‑Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
REVENUES
Interest income on retail notes and finance leases	$48,630	$50,813
Interest income on wholesale notes	15,569	16,016
Interest and other income from affiliates	95,015	96,463
Rental income on operating leases	61,116	63,194
Other income	6,041	6,348
Total revenues	226,371	232,834
EXPENSES
Interest expense:
Interest expense to third parties	76,836	70,255
Interest expense to affiliates	1,592	4,473
Total interest expense	78,428	74,728
Administrative and operating expenses:
Fees charged by affiliates	11,955	11,699
Provision for credit losses	11,815	12,481
Depreciation of equipment on operating leases	61,685	68,169
Other expenses	10,565	9,327
Total administrative and operating expenses	96,020	101,676
Total expenses	174,448	176,404
INCOME BEFORE TAXES	51,923	56,430
Income tax provision	12,120	18,037
NET INCOME	$39,803	$38,393

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
NET INCOME	$39,803	$38,393
Other comprehensive income (loss):
Foreign currency translation adjustment	(18,000)	4,494
Pension liability adjustment	106	107
Change in derivative financial instruments	78	(84)
Total other comprehensive income (loss)	(17,816)	4,517
COMPREHENSIVE INCOME	$21,987	$42,910

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2018	2017 (*)
ASSETS
Cash and cash equivalents	$180,150	$226,946
Restricted cash	593,305	648,612
Receivables, less allowance for credit losses of $81,080 and $79,196, respectively	10,041,102	10,421,545
Affiliated accounts and notes receivable	38,214	73,133
Equipment on operating leases, net	1,710,859	1,781,489
Equipment held for sale	214,897	208,516
Goodwill	109,822	110,588
Other intangible assets, net	7,473	6,868
Other assets	41,537	34,381
TOTAL	$12,937,359	$13,512,078
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,373,559	$4,617,464
Accounts payable and other accrued liabilities	850,584	740,410
Affiliated debt	67,437	445,802
Long-term debt	6,267,986	6,332,763
Total liabilities	11,559,566	12,136,439
Commitments and contingent liabilities (Note 10)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,726	843,559
Accumulated other comprehensive loss	(117,979)	(100,163)
Retained earnings	652,046	632,243
Total stockholder’s equity	1,377,793	1,375,639
TOTAL	$12,937,359	$13,512,078

Notes:

(*)2017 figures have been recast following the retrospective adoption on January 1, 2018 of the updated accounting standard for revenue recognition (ASC 606).

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

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

	March 31,	December 31,
	2018	2017
Restricted cash	$593,305	$648,612
Receivables, less allowance for credit losses of $60,330 and $59,268, respectively	6,954,223	7,159,290
TOTAL	$7,547,528	$7,807,902
Short-term debt (including current maturities of long-term debt)	$3,344,751	$3,556,007
Long-term debt	3,558,393	3,692,963
TOTAL	$6,903,144	$7,248,970

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Dollars in thousands)

(Unaudited)

	2018	2017 (*)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,803	$38,393
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	61,688	68,177
Amortization of intangibles	526	511
Provision for credit losses	11,815	12,481
Deferred income tax benefit	(22,304)	(4,152)
Stock compensation expense (income)	—	(137)
Changes in components of working capital:
Change in affiliated accounts and notes receivables	34,742	95,112
Change in other assets and equipment held for sale	(19,193)	(6,227)
Change in accounts payable and other accrued liabilities	139,176	(58,596)
Net cash from (used in) operating activities	246,253	145,562
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(2,381,960)	(2,264,414)
Collections of receivables	2,688,430	2,535,707
Purchase of equipment on operating leases	(102,605)	(160,783)
Proceeds from disposal of equipment on operating leases	104,914	123,261
Change in property and equipment and software, net	(1,131)	(29)
Net cash from (used in) investing activities	307,648	233,742
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	67,437	499,214
Payment of affiliated debt	(444,560)	(160,999)
Proceeds from issuance of long-term debt	78,293	1,250,281
Payment of long-term debt	(319,635)	(2,092,920)
Change in short-term borrowings, net	(17,539)	—
Dividends paid to CNH Industrial America LLC	(20,000)	(75,000)
Net cash from (used in) financing activities	(656,004)	(579,424)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(102,103)	(200,120)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	875,558	877,092
End of period	$773,455	$676,972
CASH PAID DURING THE PERIOD FOR INTEREST	$54,266	$69,244
CASH PAID DURING THE PERIOD FOR TAXES	$2,123	$12,907

Notes:

(*)2017 figures have been recast following the retrospective adoption on January 1, 2018 of the updated accounting standard for revenue recognition (ASC 606) and cash flow presentation (ASU 2016-18).

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE – January 1, 2017	$—	$844,100	$(144,136)	$666,754	$1,366,718
Net income	—	—	—	38,393	38,393
Dividends paid to CNH Industrial America LLC	—	—	—	(75,000)	(75,000)
Foreign currency translation adjustment	—	—	4,494	—	4,494
Stock compensation	—	(137)	—	—	(137)
Pension liability adjustment, net of tax	—	—	107	—	107
Change in derivative financial instruments, net of tax	—	—	(84)	—	(84)
BALANCE – March 31, 2017	$—	$843,963	$(139,619)	$630,147	$1,334,491
BALANCE – January 1, 2018	$—	$843,559	$(100,163)	$632,243	$1,375,639
Net income	—	—	—	39,803	39,803
Dividends paid to CNH Industrial America LLC	—	—	—	(20,000)	(20,000)
Foreign currency translation adjustment	—	—	(18,000)	—	(18,000)
Stock compensation	—	167	—	—	167
Pension liability adjustment, net of tax	—	—	106	—	106
Change in derivative financial instruments, net of tax	—	—	78	—	78
BALANCE – March 31, 2018	$—	$843,726	$(117,979)	$652,046	$1,377,793

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

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, which should be read in conjunction with the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017. Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, which is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Adopted in 2018

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

The Company has adopted the new standard effective January 1, 2018.  The adoption did not impact the timing or measurement of the Company’s revenue recognition as it is consistent with its current accounting treatment for contracts within the scope of the new ASU.  The adoption did impact the timing of payments due from CNH Industrial North America. The impact to the consolidated balance sheet at December 31, 2017 was to decrease receivables and increase affiliated accounts receivable by $40,188, respectively. The impact to consolidated statement of cash flows for the three months ended March 31, 2017 is noted below.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted ASU 2016-18 on a retrospective basis as of January 1, 2018.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The unaudited impact of the adoption of ASU 2014-09 and ASU 2016-18 on the Company’s consolidated statement of cash flows for the three months ended March 31, 2017 is as follows:

	As Reported	Adjustment Due to Adoption of ASC 606	Adjustment Due to Adoption of ASU 2016-18	As Recast
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,393	$—	$—	$38,393
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	68,177	—	—	68,177
Amortization of intangibles	511	—	—	511
Provision for credit losses	12,481	—	—	12,481
Deferred income tax benefit	(4,152)	—	—	(4,152)
Stock compensation expense (income)	(137)	—	—	(137)
Changes in components of working capital:
Change in affiliated accounts and notes receivables	53,873	41,239	—	95,112
Change in other assets and equipment held for sale	(6,227)	—	—	(6,227)
Change in accounts payable and other accrued liabilities	(59,513)	—	917	(58,596)
Net cash from (used in) operating activities	103,406	41,239	917	145,562
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(2,223,175)	(41,239)	—	(2,264,414)
Collections of receivables	2,535,707	—	—	2,535,707
Change in restricted cash	168,419	—	(168,419)	—
Purchase of equipment on operating leases	(160,783)	—	—	(160,783)
Proceeds from disposal of equipment on operating leases	123,261	—	—	123,261
Change in property and equipment and software, net	(29)	—	—	(29)
Net cash from (used in) investing activities	443,400	(41,239)	(168,419)	233,742
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	499,214	—	—	499,214
Payment of affiliated debt	(160,999)	—	—	(160,999)
Proceeds from issuance of long-term debt	1,250,281	—	—	1,250,281
Payment of long-term debt	(2,092,920)	—	—	(2,092,920)
Change in short-term borrowings, net	—	—	—	—
Dividends paid to CNH Industrial America LLC	(75,000)	—	—	(75,000)
Net cash from (used in) financing activities	(579,424)	—	—	(579,424)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(32,618)	—	(167,502)	(200,120)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	164,247	—	712,845	877,092
End of period	131,629	—	545,343	676,972

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The amendment in this update requires that an employer disaggregate the service cost component from other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018, which did not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which amends ASC 825-10, Financial Instruments – Overall. This ASU changes the treatment for available-for-sale equity investments by recognizing unrealized fair value changes directly in net income, and no longer in other comprehensive income. The ASU is effective January 1, 2018, with the cumulative-effect adjustment from initially applying the new standard recognized in the consolidated statement of financial position as of January 1, 2018. The Company adopted this standard on January 1, 2018, which did not have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This standard provides guidance clarification to reduce diversity in classification of certain cash flow payments and receipts in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 on a retrospective transition basis to each period presented, and may be early adopted. The Company adopted this standard on January 1, 2018, which did not have a material impact on its consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends ASC 815, Derivatives and Hedging. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements and improve the disclosures of hedging arrangements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within these years. Early adoption is permitted in any interim period or fiscal year before the effective date. The Company is currently evaluating the impact the

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

adoption of this standard will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which amends ASC 202, Income Statement – Reporting Comprehensive Income. In December 2017, the U.S. Government enacted new tax legislation (tax reform). Included in the provisions of tax reform is a reduction of the corporate tax rate from 35 percent to 21 percent. Accounting principles generally accepted in the U.S. require that deferred taxes are remeasured to the new corporate tax rate in the period the legislation is enacted. The deferred tax adjustment is recorded in the provision for income taxes, including items for which the tax effects were originally recorded in other comprehensive income (“OCI”). This treatment results in the items in OCI reflecting a disproportionate tax rate, a result often referred to as stranded tax effects. This ASU allows a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from tax reform. The ASU is effective for annual reporting periods beginning after December 15, 2018 including interim periods within those fiscal years, but early adoption is permitted. The ASU can be adopted at the beginning of an interim or annual period or retrospectively to each period affected by tax reform. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) includes net income plus other comprehensive income, which includes foreign currency translation gains and losses, certain changes in pension plans and changes in fair value of certain derivatives designated as cash flow hedges.

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended March 31, 2018:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(98,717)	$(4,952)	$2,333	$(101,336)
Tax asset	—	1,790	(617)	1,173
Beginning balance, net of tax	(98,717)	(3,162)	1,716	(100,163)
Other comprehensive income (loss) before reclassifications	(18,000)	(35)	(50)	(18,085)
Amounts reclassified from accumulated other comprehensive income (loss)	—	176	156	332
Tax effects	—	(35)	(28)	(63)
Net current-period other comprehensive income (loss)	(18,000)	106	78	(17,816)
Total	$(116,717)	$(3,056)	$1,794	$(117,979)

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

The reclassifications out of AOCI and the location on the consolidated statements of income for the three months ended March 31, 2018 and 2017 are as follows:

	2018	2017	Affected Line Item
Amortization of defined benefit pension items:
	$(176)	$(231)	Various line items individually insignificant
	(176)	(231)	Income before taxes
	44	86	Income tax benefit
	$(132)	$(145)	Net of tax
Unrealized losses on derivatives:
	$(156)	$(167)	Interest expense to third parties
	(156)	(167)	Income before taxes
	41	45	Income tax benefit
	$(115)	$(122)	Net of tax

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
	2018	2017
Retail	$653,775	$768,502
Wholesale	635,264	671,740
Wholesale factoring	201,005	235,834
Finance lease	59,242	58,198
Restricted receivables	8,572,896	8,766,467
Gross receivables	10,122,182	10,500,741
Less: Allowance for credit losses	(81,080)	(79,196)
Total receivables, net	$10,041,102	$10,421,545

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

SPEs utilized in the securitization programs differ from other entities included in the Company’s consolidated financial statements because the assets they hold are legally isolated from the Company’s assets. For bankruptcy analysis purposes, the Company has sold the receivables to the SPEs in a true sale and the SPEs are separate legal entities. Upon transfer of the receivables to the SPEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the SPEs’ creditors. The SPEs have ownership of cash balances that also have restrictions for the benefit of the SPEs’ investors. The Company’s interests in the SPEs’ receivables are subordinate to the interests of third-party investors. None of the receivables that are directly or indirectly sold or transferred in any of these transactions are available to pay the Company’s creditors until all obligations of the SPE have been fulfilled or the receivables are repurchased from the SPE.

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Retail	$5,845,152	$6,042,186
Wholesale	2,727,744	2,724,281
Total restricted receivables	$8,572,896	$8,766,467

Within the U.S. retail receivables securitization programs, qualifying retail receivables are sold to limited purpose, bankruptcy remote SPEs. In turn, these SPEs either establish separate trusts to which the receivables are transferred in exchange for proceeds from asset-backed securities issued by the trusts or pledge the receivables as collateral in exchange for proceeds from a committed asset-backed facility. In Canada, the receivables are transferred directly to the trusts. These trusts were determined to be VIEs. In its role as servicer, the Company has the power to direct the trusts’ activities. Through its retained interests, the Company has an obligation to absorb certain losses, or the right to receive certain benefits, that could potentially be significant to the trusts. Consequently, the Company has consolidated these retail trusts.

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

Charge offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is estimated that amounts due are deemed uncollectible.

The Company’s allowance for credit losses is segregated into three portfolio segments: retail, wholesale and wholesale factoring. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The retail segment includes retail notes and finance lease receivables. The wholesale segment includes wholesale financing to CNH Industrial North America dealers and the wholesale factoring segment represents the short-term receivables purchased from Iveco Argentina S.A. (“Iveco Argentina”).

Further, the Company evaluates its retail and wholesale portfolio segments by class of receivable: United States and Canada. Typically, the Company’s receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. These classes align with management reporting.

Allowance for credit losses activity for the three months ended March 31, 2018 is as follows:

	Retail	Wholesale	Wholesale Factoring	Total
Allowance for credit losses:
Beginning balance	$73,610	$5,444	$142	$79,196
Charge-offs	(10,510)	(187)	—	(10,697)
Recoveries	1,009	58	—	1,067
Provision (benefit)	11,895	(63)	(17)	11,815
Foreign currency translation and other	(283)	(14)	(4)	(301)
Ending balance	$75,721	$5,238	$121	$81,080
Ending balance: individually evaluated for impairment	$20,544	$2,734	$—	$23,278
Ending balance: collectively evaluated for impairment	$55,177	$2,504	$121	$57,802
Receivables:
Ending balance	$6,558,169	$3,363,008	$201,005	$10,122,182
Ending balance: individually evaluated for impairment	$41,233	$39,942	$—	$81,175
Ending balance: collectively evaluated for impairment	$6,516,936	$3,323,066	$201,005	$10,041,007

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended March 31, 2017 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$78,047	$6,848	$84,895
Charge-offs	(12,091)	(788)	(12,879)
Recoveries	1,034	7	1,041
Provision (benefit)	13,235	(754)	12,481
Foreign currency translation and other	(366)	4	(362)
Ending balance	$79,859	$5,317	$85,176
Ending balance: individually evaluated for impairment	$20,618	$2,700	$23,318
Ending balance: collectively evaluated for impairment	$59,241	$2,617	$61,858
Receivables:
Ending balance	$7,121,875	$3,500,513	$10,622,388
Ending balance: individually evaluated for impairment	$30,834	$24,144	$54,978
Ending balance: collectively evaluated for impairment	$7,091,041	$3,476,369	$10,567,410

Allowance for credit losses activity for the year ended December 31, 2017 is as follows:

	Retail	Wholesale	Wholesale Factoring	Total
Allowance for credit losses:
Beginning balance	$78,047	$6,848	$—	$84,895
Charge-offs	(46,460)	(2,374)	—	(48,834)
Recoveries	4,045	20	—	4,065
Provision	39,842	919	137	40,898
Foreign currency translation and other	(1,864)	31	5	(1,828)
Ending balance	$73,610	$5,444	$142	$79,196
Ending balance: individually evaluated for impairment	$18,018	$2,920	$—	$20,938
Ending balance: collectively evaluated for impairment	$55,592	$2,524	$142	$58,258
Receivables:
Ending balance	$6,868,886	$3,396,021	$235,834	$10,500,741
Ending balance: individually evaluated for impairment	$38,807	$43,912	$—	$82,719
Ending balance: collectively evaluated for impairment	$6,830,079	$3,352,109	$235,834	$10,418,022

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

Titanium — Customers from whom the Company expects no loss or collection effort.

Platinum — Customers from whom the Company expects minimal, if any, loss or collection effort.

Gold, Silver, Bronze — Customers defined as those with the potential for loss and collection effort.

A breakdown of the retail portfolio by the customer’s risk grade at the time of origination as of March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
	2018	2017
Titanium	$3,537,883	$3,734,313
Platinum	1,935,204	2,002,791
Gold	910,314	952,404
Silver	142,806	146,051
Bronze	31,962	33,327
Total	$6,558,169	$6,868,886

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

Grades A and B —Includes receivables due from dealers that have significant capital strength, moderate leverage, stable earnings and growth, and excellent payment performance.

Grade C —Includes receivables due from dealers with moderate credit risk. Dealers of this grade are differentiated from higher grades on a basis of leverage or payment performance.

Grade D —Includes receivables due from dealers with additional credit risk. These dealers require additional monitoring due to their weaker financial condition or payment performance.

A breakdown of the wholesale portfolio by its credit quality indicators as of March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
	2018	2017
A	$1,206,451	$1,222,813
B	1,421,090	1,425,591
C	502,518	439,353
D	232,949	308,264
Total	$3,363,008	$3,396,021

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

The aging of receivables as of March 31, 2018 is as follows:

							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$29,130	$10,601	$32,520	$72,251	$5,302,306	$5,374,557	$8,944
Canada	$2,571	$870	$1,535	$4,976	$1,178,636	$1,183,612	$154
Wholesale
United States	$919	$321	$558	$1,798	$2,582,728	$2,584,526	$261
Canada	$9	$5	$17	$31	$778,451	$778,482	$102
Wholesale Factoring	$5,801	$6	$567	$6,374	$194,631	$201,005	$—
Total
Retail	$31,701	$11,471	$34,055	$77,227	$6,480,942	$6,558,169	$9,098
Wholesale	$928	$326	$575	$1,829	$3,361,179	$3,363,008	$363
Wholesale factoring	$5,801	$6	$567	$6,374	$194,631	$201,005	$—

The aging of receivables as of December 31, 2017 is as follows:

							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$27,590	$8,412	$37,004	$73,006	$5,532,329	$5,605,335	$6,232
Canada	$2,010	$585	$2,837	$5,432	$1,258,119	$1,263,551	$665
Wholesale
United States	$802	$1	$236	$1,039	$2,658,716	$2,659,755	$179
Canada	$22	$—	$6	$28	$736,238	$736,266	$6
Wholesale Factoring	$5,652	$1,390	$—	$7,042	$228,792	$235,834	$—
Total
Retail	$29,600	$8,997	$39,841	$78,438	$6,790,448	$6,868,886	$6,897
Wholesale	$824	$1	$242	$1,067	$3,394,954	$3,396,021	$185
Wholesale factoring	$5,652	$1,390	$—	$7,042	$228,792	$235,834	$—

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of March 31, 2018 and December 31, 2017, the Company’s recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances, allowances and average recorded investment (based on a four-month average and thirteen-month average, respectively) are as follows:

	March 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$41,002	$39,176	$20,308	$43,560
Canada	$231	$197	$236	$259
Wholesale
United States	$39,942	$39,119	$2,734	$42,482
Total
Retail	$41,233	$39,373	$20,544	$43,819
Wholesale	$39,942	$39,119	$2,734	$42,482

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$38,035	$36,187	$17,518	$39,917
Canada	$772	$716	$500	$1,084
Wholesale
United States	$43,912	$43,531	$2,920	$49,469
Total
Retail	$38,807	$36,903	$18,018	$41,001
Wholesale	$43,912	$43,531	$2,920	$49,469

As of March 31, 2018 and December 31, 2017, the Company’s impaired receivables individually evaluated for impairment without an allowance were immaterial. Interest income recognized for the three months ended March 31, 2018 and for the year ended December 31, 2017 was immaterial.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018			December 31, 2017
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$39,355	$39,119	$78,474	$40,968	$43,531	$84,499
Canada	$1,612	$—	$1,612	$2,538	$—	$2,538

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

As of March 31, 2018, the Company had 279 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $8,740 and the post-modification value was $7,921. Additionally, the Company had 393 accounts with a balance of $21,325 undergoing bankruptcy proceedings where a concession has not yet been determined. As of March 31, 2017, the Company had 247 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $5,200 and the post-modification value was $4,542. Additionally, the Company had 433 accounts with a balance of $20,781 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended March 31, 2018 and 2017.

As of March 31, 2018 and 2017, the Company’s wholesale TDRs were immaterial.

NOTE 5: CREDIT FACILITIES AND DEBT

On February 27, 2018, the Company amended one of its unsecured revolving credit facilities, increasing the total commitment amount from C$200,000 ($156,586) to C$300,000 ($234,879).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 6: INCOME TAXES

The effective tax rates for the three months ended March 31, 2018 and 2017 were 23.3% and 32.0%, respectively. The decrease in the effective tax rate is primarily due to the passage of the Tax Cuts and Jobs Act (the “U.S. Tax Act”), passed on December 22, 2017, which reduced the U.S. corporate tax rate from 35% to 21%. The Company’s provision for income taxes is based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. The 2018 estimated annual tax rate is expected to be higher than the U.S. federal corporate income tax rate of 21% as Canadian profits are subjected to a higher tax rate.

The U.S. Tax Act changed many aspects of U.S. corporate income taxation, including reducing the corporate tax rate, implementing a quasi-territorial tax system and imposing a tax on deemed repatriated earnings of certain foreign subsidiaries. The Company reasonably estimated the effects of the U.S. Tax Act in the three months ended December 31, 2017. Those provisional estimates were not changed during the three months ended March 31, 2018. During 2018, however, the Company will continue assessing its previously recorded impacts of U.S. Tax Act. Any revisions to the Company’s prior estimates will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

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

Level 1 —Quoted prices for identical instruments in active markets.

Level 2 —Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 —Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the three months ended March 31, 2018 and 2017. These amounts are recorded in “Other expenses” in the consolidated statements of income. As of March 31, 2018, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 50 months. As of March 31, 2018, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $424.

The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three months ended March 31, 2018 and 2017.

Most of the Company’s interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company’s interest rate derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company’s interest rate derivatives was approximately $2,852,088 and $3,143,737 at March 31, 2018 and December 31, 2017, respectively. The four-month average notional amounts for the three months ended March 31, 2018 and 2017 were $2,985,203 and $3,048,008, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of March 31, 2018 and December 31, 2017 in the consolidated balance sheets are recorded as follows:

	March 31,	December 31,
	2018	2017
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$5,378	$4,113
Accounts payable and other accrued liabilities:
Interest rate derivatives	$7,042	$6,698
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$6,430	$4,638
Foreign exchange contracts	213	1,393
Total	$6,643	$6,031
Accounts payable and other accrued liabilities:
Interest rate derivatives	$6,430	$4,638
Foreign exchange contracts	315	325
Total	$6,745	$4,963

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three months ended March 31, 2018 and 2017 are recorded in the following accounts:

	2018	2017
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives	$(50)	$(281)
Reclassified from accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives—Interest expense to third parties	(156)	(167)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$(2,594)	$354

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, all of which are classified as Level 2:

	March 31,	December 31,
	2018	2017
Assets
Interest rate derivatives	$11,808	$8,751
Foreign exchange contracts	213	1,393
Total assets	$12,021	$10,144
Liabilities
Interest rate derivatives	$13,472	$11,336
Foreign exchange contracts	315	325
Total liabilities	$13,787	$11,661

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$10,041,102	$9,947,779	$10,421,545	$10,379,020
Long-term debt	$6,267,986	$6,177,645	$6,332,763	$6,314,182

______________

*Under the fair value hierarchy, receivables measurements are classified as Level 3 and long‑term debt measurements are classified as Level 2.

Financial Assets

The fair value of receivables was determined by discounting the estimated future payments using a discount rate that includes an estimate for credit risk.

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

A summary of the Company’s reportable segment information is as follows:

	Three Months Ended
	March 31,
	2018	2017
Revenues
United States	$176,503	$189,988
Canada	51,729	43,888
Eliminations	(1,861)	(1,042)
Total	$226,371	$232,834
Interest expense
United States	$66,844	$64,434
Canada	13,445	11,336
Eliminations	(1,861)	(1,042)
Total	$78,428	$74,728
Segment net income
United States	$22,934	$24,230
Canada	16,869	14,163
Total	$39,803	$38,393
Depreciation and amortization
United States	$50,714	$57,716
Canada	11,500	10,972
Total	$62,214	$68,688
Expenditures for equipment on operating leases
United States	$77,145	$136,005
Canada	25,460	24,778
Total	$102,605	$160,783
Provision for credit losses
United States	$11,305	$11,925
Canada	510	556
Total	$11,815	$12,481

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	March 31,	December 31,
	2018	2017
Segment assets
United States	$10,416,739	$10,738,403
Canada	2,723,743	2,838,754
Eliminations	(203,123)	(65,079)
Total	$12,937,359	$13,512,078
Managed receivables
United States	$7,959,083	$8,265,090
Canada	2,163,099	2,235,651
Total	$10,122,182	$10,500,741

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three months ended March 31, 2018 and 2017 is as follows:

	2018	2017
Subsidy from CNH Industrial North America
Retail	$39,416	$38,874
Wholesale	34,083	40,286
Operating lease	15,595	17,261
Income from Iveco Argentina
Wholesale factoring	5,309	—
Income from affiliated receivables
CNH Industrial North America	612	42
Total interest and other income from affiliates	$95,015	$96,463

Interest expense to affiliates was $1,592 and $4,473, respectively, for the three months ended March 31, 2018 and 2017. Fees charged by affiliates were $11,955 and $11,699 for the three months ended March 31, 2018 and 2017, respectively, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of March 31, 2018 and December 31, 2017, the Company had various accounts and notes receivable and debt with the following affiliates:

	March 31,	December 31,
	2018	2017
Affiliated receivables
CNH Industrial America	$19,506	$49,311
CNH Industrial Canada Ltd.	6,144	11,282
Other affiliates	12,564	12,540
Total affiliated receivables	$38,214	$73,133
Affiliated debt
CNH Industrial America	$24,269	$327,160
CNH Industrial Canada Ltd.	43,168	118,642
Total affiliated debt	$67,437	$445,802

Included in “Other Assets” in the accompanying balance sheet were tax receivables due from related parties of  $3,513 as of December 31, 2017. Accounts payable and other accrued liabilities, including tax payables, of $218,585 and $60,070, respectively, as of March 31, 2018 and December 31, 2017, were payable to related parties.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

Commitments

The Company has various agreements to extend credit for the wholesale managed portfolio. At March 31, 2018, the total credit limit available was $6,254,082, of which $3,324,980 was utilized.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the “Guarantor Entities”), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Three Months Ended March 31, 2018
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$4,054	$44,576	$—	$48,630
Interest income on wholesale notes	—	(259)	15,828	—	15,569
Interest and other income from affiliates	19,075	52,686	77,134	(53,880)	95,015
Rental income on operating leases	—	47,078	14,038	—	61,116
Other income	—	22,628	609	(17,196)	6,041
Total revenues	19,075	126,187	152,185	(71,076)	226,371
EXPENSES
Interest expense:
Interest expense to third parties	38,190	(631)	39,277	—	76,836
Interest expense to affiliates	—	47,608	7,864	(53,880)	1,592
Total interest expense	38,190	46,977	47,141	(53,880)	78,428
Administrative and operating expenses:
Fees charged by affiliates	—	11,484	17,667	(17,196)	11,955
Provision for credit losses	—	2,888	8,927	—	11,815
Depreciation of equipment on operating leases	—	50,186	11,499	—	61,685
Other expenses	—	6,147	4,418	—	10,565
Total administrative and operating expenses	—	70,705	42,511	(17,196)	96,020
Total expenses	38,190	117,682	89,652	(71,076)	174,448
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(19,115)	8,505	62,533	—	51,923
Income tax provision (benefit)	(4,630)	2,087	14,663	—	12,120
Equity in income of consolidated subsidiaries accounted for under the equity method	54,288	47,870	—	(102,158)	—
NET INCOME	$39,803	$54,288	$47,870	$(102,158)	$39,803
COMPREHENSIVE INCOME	$21,987	$36,472	$32,418	$(68,890)	$21,987

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Balance Sheets as of March 31, 2018
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$157,554	$22,596	$—	$180,150
Restricted cash	—	—	593,305	—	593,305
Receivables, less allowance for credit losses	—	1,278,469	8,762,633	—	10,041,102
Affiliated accounts and notes receivable	2,489,894	2,045,780	2,063,293	(6,560,753)	38,214
Equipment on operating leases, net	—	1,343,565	367,294	—	1,710,859
Equipment held for sale	—	194,041	20,856	—	214,897
Investments in consolidated subsidiaries accounted for under the equity method	2,657,610	2,558,023	—	(5,215,633)	—
Goodwill and intangible assets, net	—	89,046	28,249	—	117,295
Other assets	4,631	(5,259)	45,577	(3,412)	41,537
TOTAL	$5,152,135	$7,661,219	$11,903,803	$(11,779,798)	$12,937,359
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$993,231	$35,577	$3,344,751	$—	$4,373,559
Accounts payable and other accrued liabilities	307,169	2,810,916	1,182,646	(3,450,147)	850,584
Affiliated debt	—	2,153,952	1,027,503	(3,114,018)	67,437
Long-term debt	2,473,942	3,164	3,790,880	—	6,267,986
Total liabilities	3,774,342	5,003,609	9,345,780	(6,564,165)	11,559,566
Stockholder’s equity	1,377,793	2,657,610	2,558,023	(5,215,633)	1,377,793
TOTAL	$5,152,135	$7,661,219	$11,903,803	$(11,779,798)	$12,937,359

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Three Months Ended March 31, 2018
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$40,383	$10,012	$78,935	$116,923	$246,253
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(1,715,533)	(2,205,726)	1,539,299	(2,381,960)
Collections of receivables	—	1,802,782	2,425,600	(1,539,952)	2,688,430
Change in restricted cash	—	—	—	—	—
Purchase of equipment on operating leases, net	—	15,915	(13,606)	—	2,309
Change in property and equipment and software, net	—	(1,131)	—	—	(1,131)
Net cash from (used in) investing activities	—	102,033	206,268	(653)	307,648
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(99,296)	(161,557)	(116,270)	(377,123)
Net change in indebtedness	(20,383)	(15,534)	(222,964)	—	(258,881)
Dividends paid to CNH Industrial America LLC	(20,000)	—	—	—	(20,000)
Net cash from (used in) financing activities	(40,383)	(114,830)	(384,521)	(116,270)	(656,004)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(2,785)	(99,318)	—	(102,103)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	—	160,339	715,219	—	875,558
End of period	$—	$157,554	$615,901	$—	$773,455

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Balance Sheets as of December 31, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$160,339	$66,607	$—	$226,946
Restricted cash	—	—	648,612	—	648,612
Receivables, less allowance for credit losses	—	1,367,951	9,053,594	—	10,421,545
Affiliated accounts and notes receivable	2,518,121	1,991,481	2,068,016	(6,504,485)	73,133
Equipment on operating leases, net	—	1,405,731	375,758	—	1,781,489
Equipment held for sale	—	191,710	16,806	—	208,516
Investments in consolidated subsidiaries accounted for under the equity method	2,620,971	2,525,605	—	(5,146,576)	—
Goodwill and intangible assets, net	—	88,440	29,016	—	117,456
Other assets	7,548	4,432	26,466	(4,065)	34,381
TOTAL	$5,146,640	$7,735,689	$12,284,875	$(11,655,126)	$13,512,078
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$1,015,520	$45,937	$3,556,007	$—	$4,617,464
Accounts payable and other accrued liabilities	283,445	2,807,195	1,160,573	(3,510,803)	740,410
Affiliated debt	—	2,253,248	1,190,301	(2,997,747)	445,802
Long-term debt	2,472,036	8,338	3,852,389	—	6,332,763
Total liabilities	3,771,001	5,114,718	9,759,270	(6,508,550)	12,136,439
Stockholder’s equity	1,375,639	2,620,971	2,525,605	(5,146,576)	1,375,639
TOTAL	$5,146,640	$7,735,689	$12,284,875	$(11,655,126)	$13,512,078

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Three Months Ended March 31, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$469,853	$346,469	$118,072	$(788,832)	$145,562
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(1,744,921)	(2,046,083)	1,526,590	(2,264,414)
Collections of receivables	—	1,821,668	2,240,710	(1,526,671)	2,535,707
Change in restricted cash	—	—	—	—	—
Purchase of equipment on operating leases, net	—	(22,020)	(15,502)	—	(37,522)
Change in property and equipment and software, net	—	(29)	—	—	(29)
Net cash from (used in) investing activities	—	54,698	179,125	(81)	233,742
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(448,940)	(1,758)	788,913	338,215
Net change in indebtedness	(394,853)	(13,431)	(434,355)	—	(842,639)
Dividends paid to CNH Industrial America LLC	(75,000)	—	—	—	(75,000)
Net cash from (used in) financing activities	(469,853)	(462,371)	(436,113)	788,913	(579,424)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(61,204)	(138,916)	—	(200,120)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	—	151,654	725,438	—	877,092
End of period	$—	$90,450	$586,522	$—	$676,972

NOTE 12: SUBSEQUENT EVENTS

On April 16, 2018, the Company repaid $600,000 of its 3.625% unsecured notes due 2018.

On April 17, 2018, the Company, through a trust, issued C$390,467 ($311,093) of amortizing asset-backed notes secured by Canadian retail loan receivables.

On April 27, 2018, Moody’s Investor Service, Inc. affirmed the Ba1 senior long-term rating of CNH Industrial Capital LLC and improved the outlook to positive from stable.

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

Trends and Economic Conditions

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended March 31, 2018, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $771 million and $322 million, respectively, representing increases of 7.1% and 20.6% from the same period in 2017, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers (“farmers”) may affect the majority of our portfolio.

Net income was $39.8 million for the three months ended March 31, 2018, compared to $38.4 million for the three months ended March 31, 2017. The increase in net income was primarily due to lower depreciation of equipment on operating leases and a decrease in U.S. federal income taxes following the enactment of the U.S. Tax Cuts and Jobs Act (the “U.S. Tax Act”), partially offset by a reduced net interest margin. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.8% at March 31, 2018, December 31, 2017 and March 31, 2017.

Macroeconomic issues for us include the uncertainty of governmental actions in respect to monetary, fiscal and legislative policies, changes in demand and pricing for used equipment, capital market disruptions, trade agreements and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America’s and our results.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

Revenues for the three months ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	2018	2017	$ Change	% Change
Interest income on retail notes and finance leases	$48,630	$50,813	$(2,183)	(4.3)%
Interest income on wholesale notes	15,569	16,016	(447)	(2.8)
Interest and other income from affiliates	95,015	96,463	(1,448)	(1.5)
Rental income on operating leases	61,116	63,194	(2,078)	(3.3)
Other income	6,041	6,348	(307)	(4.8)
Total revenues	$226,371	$232,834	$(6,463)	(2.8)%

Revenues totaled $226.4 million for the three months ended March 31, 2018 compared to $232.8 million for the three months ended March 31, 2017. The quarter-over-quarter decrease was driven by a lower average portfolio, partially offset by a higher average yield. The average yield for the managed portfolio was 7.4% and 7.2% for the three months ended March 31, 2018 and 2017, respectively.

Interest income on retail notes and finance leases for the three months ended March 31, 2018 was $48.6 million, representing a decrease of $2.2 million from the three months ended March 31, 2017. The decrease was primarily due to a $3.7 million unfavorable impact from lower average earning assets, partially offset by a $1.5 million favorable impact from higher interest rates.

Interest income on wholesale notes for the three months ended March 31, 2018 was $15.6 million, representing a decrease of $0.4 million from the three months ended March 31, 2017. The decrease was primarily due to lower interest rates.

Interest and other income from affiliates for the three months ended March 31, 2018 was $95.0 million compared to $96.5 million for the three months ended March 31, 2017. Compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $39.4 million and $38.9 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, compensation from CNH Industrial North America for wholesale marketing programs was $34.1 million, a decrease of $6.2 million from the same period in 2017. The decrease was primarily due to changes in pricing strategy. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $15.6 million and $17.3 million for the three months ended March 31, 2018 and 2017, respectively. The decrease was primarily due to lower average earning assets. Also included in interest and other income from affiliates for the three months ended March 31, 2018 was $5.3 million of wholesale factoring income.

Rental income on operating leases for the three months ended March 31, 2018 was $61.1 million, representing a decrease of $2.1 million from the same period in 2017. The decrease was primarily due to a $3.8 million unfavorable impact from lower average earning assets, partially offset by a $1.7 million favorable impact from higher interest rates.

Other income for the three months ended March 31, 2018 was $6.0 million, representing a decrease of $0.3 million from the three months ended March 31, 2017.

Expenses

Expenses for the three months ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	2018	2017	$ Change	% Change
Total interest expense	$78,428	$74,728	$3,700	5.0%
Fees charged by affiliates	11,955	11,699	256	2.2
Provision for credit losses	11,815	12,481	(666)	(5.3)
Depreciation of equipment on operating leases	61,685	68,169	(6,484)	(9.5)
Other expenses	10,565	9,327	1,238	13.3
Total expenses	$174,448	$176,404	$(1,956)	(1.1)%

Interest expense totaled $78.4 million for the three months ended March 31, 2018 compared to $74.7 million for the same period in 2017. The increase was primarily due to a $8.0 million unfavorable impact from higher average interest rates, partially offset by a $4.3 million favorable impact from lower average total debt. The average debt cost was 2.9% for the three months ended March 31, 2018 compared to 2.6% for the three months ended March 31, 2017.

The provision for credit losses was $11.8 million for the three months ended March 31, 2018 compared to $12.5 million for the same period in 2017. The decrease in 2018 was primarily due to lower retail losses.

Depreciation of equipment on operating leases was $61.7 million for the three months ended March 31, 2018 compared to $68.1 million for the three months ended March 31, 2017. The decrease was primarily due to lower depreciation required on a decreased quarter-over-quarter operating lease portfolio.

Other expenses were $10.6 million for the three months ended March 31, 2018 compared to $9.3 million for the three months ended March 31, 2017. The increase was primarily due to foreign exchange.

The effective tax rate for the three months ended March 31, 2018 was 23.3%, compared to 32.0% for the three months ended March 31, 2017. The decrease in the effective tax rate is primarily due to the passage of the U.S. Tax Act, passed on December 22, 2017, which reduced the U.S. corporate tax rate from 35% to 21%.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three months ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	2018	2017	$ Change	% Change
Retail	$604,946	$607,346	$(2,400)	(0.4)%
Wholesale	1,634,184	1,615,829	18,355	1.1
Wholesale factoring	142,830	—	142,830	—
Equipment on operating leases	102,605	160,783	(58,178)	(36.2)
Total originations	$2,484,565	$2,383,958	$100,607	4.2%

The quarter-over-quarter decrease in operating lease originations was primarily due to less demand for used equipment.

Total receivables and equipment on operating leases held as of March 31, 2018, December 31, 2017 and March 31, 2017 were as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2018	2017	2017
Retail	$6,558,169	$6,868,886	$7,121,875
Wholesale	3,363,008	3,396,021	3,500,513
Wholesale factoring	201,005	235,834	—
Equipment on operating leases	1,710,859	1,781,489	1,839,819
Total receivables and equipment on operating leases	$11,833,041	$12,282,230	$12,462,207

The total retail receivables balance 30 days or more past due as a percentage of the retail receivables was 1.2%, 1.1% and 1.2% at March 31, 2018, December 31, 2017 and March 31, 2017, respectively. The total wholesale receivables balance 30 days or more past due as a percentage of the wholesale receivables was not significant at March 31, 2018, December 31, 2017 or March 31, 2017. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $41.0 million at March 31, 2018 and $43.5 million at December 31, 2017 and March 31, 2017, respectively. Total wholesale receivables on nonaccrual status were $39.1 million, $43.5 million and $23.8 million at March 31, 2018, December 31, 2017 and March 31, 2017.

Total receivable write‑off amounts and recoveries, by product, for the three months ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	2018	2017
Write-offs:
Retail	$10,510	$12,091
Wholesale	187	788
Total write-offs	10,697	12,879
Recoveries:
Retail	(1,009)	(1,034)
Wholesale	(58)	(7)
Total recoveries	(1,067)	(1,041)
Write-offs, net of recoveries:
Retail	9,501	11,057
Wholesale	129	781
Total write-offs, net of recoveries	$9,630	$11,838

Our allowance for credit losses on all receivables financed totaled $81.1 million at March 31, 2018, $79.2 million at December 31, 2017 and $85.2 million at March 31, 2017.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of March 31, 2018.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs. To add more diversity to our funding structure, we established a commercial paper program during 2017 and continued to access the unsecured bond market. As of March 31, 2018, our outstanding unsecured senior notes totaled $3.1 billion and our outstanding commercial paper totaled $192 million. We expect continued changes to our funding profile, with less reliance on the securitization market.

Cash Flows

For the three months ended March 31, 2018 and 2017, our cash flows were as follows (dollars in thousands):

	2018	2017
Cash flows from (used in):
Operating activities	$246,253	$145,562
Investing activities	307,648	233,742
Financing activities	(656,004)	(579,424)
Net cash decrease	$(102,103)	$(200,120)

Operating activities in the three months ended March 31, 2018 generated cash of $246 million, resulting primarily from net income of $40 million, adjusted by depreciation and amortization of $62 million, provision for credit losses of $12 million and cash from changes in working capital of $154 million, partially offset by $22 million in deferred tax benefits. The increase in cash provided by operating activities for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to a $124 million increase in cash from changes in working capital and a $1 million increase in net income, partially offset by a $18 million increase in deferred income tax benefit and a $6 million decrease in depreciation and amortization expense

Investing activities in the three months ended March 31, 2018 generated cash of $308 million, resulting primarily from a net reduction in receivables of $307 million and $2 million in net expenditures for equipment on operating leases, partially offset by $1 million in expenditures for property, equipment and software. The increase in cash provided by investing activities for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to a $40 million reduction in net expenditures for equipment on operating leases and a $35 million net decrease in receivables acquired, partially offset by a $1 million decrease in expenditures for property, equipment and software.

Financing activities in the three months ended March 31, 2018 used cash of $656 million, resulting primarily from net cash paid on affiliated debt of $377 million, net cash paid on long-term debt and short-term borrowings of $241 million and $18 million, respectively, and $20 million in dividends paid to CNH Industrial America. The increase in cash used in financing activities in the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to increases in net cash paid on affiliated debt and short-term borrowings of $715 million and $18 million, respectively, partially offset by a $601 million decrease in net cash paid on long-term debt and lower dividends of $55 million paid to CNH Industrial America.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost‑effective financing source and allows access to a wide investor base. CNH Industrial Capital has completed public and private issuances of asset‑backed securities in both the U.S. and Canada and, as of March 31, 2018, the amounts outstanding were approximately $4.7 billion. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset‑Backed Facilities

CNH Industrial Capital has committed asset‑backed facilities with several banks or through their commercial paper conduit programs. Committed asset‑backed facilities for the U.S. and Canada totaled $2.9 billion at March 31, 2018, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At March 31, 2018, approximately $0.6 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

As of March 31, 2018, we had bank arrangements that included a fully-drawn committed C$300 million ($233 million) unsecured revolving credit facility with a final maturity in June 2020 and uncommitted credit lines totaling $300 million, of which $200 million is outstanding with final maturities in April 2018 and June 2018. These bank arrangements also included committed but undrawn, unsecured revolving credit facilities totaling $500 million with final maturities in June 2019, March 2020 and June 2020, respectively. Included in the available unsecured revolving credit facilities is $192 million maintained primarily to provide backup liquidity for commercial paper borrowings.

As of March 31, 2018, our outstanding unsecured senior notes were as follows (dollars in thousands):

3.625% notes, due 2018	$600,000
3.375% notes, due 2019	500,000
4.375% notes, due 2020	600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
Hedging effects, discounts and unamortized issuance costs	(14,076)
Total	$3,085,924

These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

On April 16, 2018, we repaid $600 million of our 3.625% unsecured notes due 2018, which was funded in part through a $500 million affiliated borrowing.

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

The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured debt securities by the rating agencies engaged by us are the same as the corporate ratings for CNHI. The ratings as of March 31, 2018 were as follows:

	Senior Long-Term	Short-Term	Outlook
Fitch Ratings	BBB-	F-3	Stable
Standard & Poor's	BBB-	P-3	Stable
Moody's Investor Service, Inc.	Ba1	Unrated	Stable*

*On April 27, 2018, Moody’s Investor Service, Inc. affirmed the Ba1 senior long-term rating of CNH Industrial Capital LLC and improved the outlook to positive from stable.

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third‑party financing options. We had affiliated debt of $67 million and $446 million as of March 31, 2018 and December 31, 2017, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at March 31, 2018 and December 31, 2017 was $1.4 billion. For the three months ended March 31, 2018, CNH Industrial Capital LLC paid cash dividends of $20 million to CNH Industrial America.

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

Available committed unsecured facilities expiring after twelve months amounted to approximately $500 million at March 31, 2018. Included in the available committed unsecured facilities is $192 million maintained primarily to provide backup liquidity for commercial paper borrowings. The committed and uncommitted credit facilities are eligible for renewal at various future dates or have no specified expiration date.

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

Other Data

	As of or for the Three Months
	Ended March 31,
	2018	2017
	(Dollars in thousands)
Ratio of earnings to fixed charges (1)	1.66	1.76
Total managed receivables	$10,122,182	$10,622,388
Operating lease equipment	1,710,859	1,839,819
Total managed portfolio	$11,833,041	$12,462,207
Delinquency (2)	0.84%	0.85%
Average managed receivables	$10,430,617	$11,166,104
Net credit loss (3)	0.41%	0.38%
Profitability: (4)
Return on average managed portfolio (5)	1.33%	1.22%
Asset Quality:
Allowance for credit losses/total receivables	0.80%	0.80%

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

(2)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(3)	Net credit losses on the managed receivables means write‑offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(4)	Three months ended March 31, 2018 and 2017 annualized.
(5)	Net income for the period expressed as a percentage of the average managed portfolio.

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

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: the many interrelated factors that affect customer confidence and demand for our financing products and services; general economic conditions; changes in government policies regarding banking, monetary and fiscal policies; legislation, particularly relating to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; actions of competitors in the various industries in which CNH Industrial North America competes; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; a decline in the price of used equipment; political and civil unrest; volatility and deterioration of capital and financial markets, other similar risks and uncertainties and our success, and CNH Industrial North America’s success, in managing the risks involved in the foregoing.

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

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2017 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended March 31, 2018.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10‑K (Part I, Item 1A). There was no material change in our risk factors during the three months ended March 31, 2018.

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
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (v) Consolidated Statements of Changes in Stockholder’s Equity for the three months ended March 31, 2018 and 2017 and (vi) Condensed Notes to Consolidated Financial Statements.

†These certifications are deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section; nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

Pursuant to Item 601(b)(4)(iii) of Regulation S K, copies of instruments defining the rights of holders of certain long term debt have not been filed. The registrant will furnish copies thereof to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNH INDUSTRIAL CAPITAL LLC
Date: May 8, 2018	By:	/s/ BRETT D. DAVIS

		Name:	Brett D. Davis
		Title:	Chairman and President