Form 10-Q
period 2018-06-30
CNH Industrial Capital LLC
filed 2018-08-03
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

As of June 30, 2018, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10‑Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES
Interest income on retail notes and finance leases	$50,201	$48,378	$98,831	$99,191
Interest income on wholesale notes	16,256	16,039	31,825	32,055
Interest and other income from affiliates	92,392	97,800	187,407	194,263
Rental income on operating leases	59,957	62,531	121,073	125,725
Other income	7,335	5,115	13,376	11,463
Total revenues	226,141	229,863	452,512	462,697
EXPENSES
Interest expense:
Interest expense to third parties	76,020	76,134	152,856	146,389
Interest expense to affiliates	2,784	2,663	4,376	7,136
Total interest expense	78,804	78,797	157,232	153,525
Administrative and operating expenses:
Fees charged by affiliates	11,304	10,942	23,259	22,641
Provision for credit losses	4,295	10,617	16,110	23,098
Depreciation of equipment on operating leases	56,569	67,133	118,254	135,302
Other expenses	13,119	7,302	23,684	16,629
Total administrative and operating expenses	85,287	95,994	181,307	197,670
Total expenses	164,091	174,791	338,539	351,195
INCOME BEFORE TAXES	62,050	55,072	113,973	111,502
Income tax provision	14,422	16,885	26,542	34,922
NET INCOME	$47,628	$38,187	$87,431	$76,580

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET INCOME	$47,628	$38,187	$87,431	$76,580
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,968)	16,912	(34,968)	21,406
Pension liability adjustment	89	103	195	210
Change in derivative financial instruments	(84)	732	(6)	648
Total other comprehensive income (loss)	(16,963)	17,747	(34,779)	22,264
COMPREHENSIVE INCOME	$30,665	$55,934	$52,652	$98,844

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2018	2017 (*)
ASSETS
Cash and cash equivalents	$126,098	$226,946
Restricted cash	521,050	648,612
Receivables, less allowance for credit losses of $76,852 and $79,196, respectively	9,962,294	10,421,545
Affiliated accounts and notes receivable	536,946	73,133
Equipment on operating leases, net	1,681,797	1,781,489
Equipment held for sale	201,601	208,516
Goodwill	109,128	110,588
Other intangible assets, net	8,613	6,868
Other assets	29,114	34,381
TOTAL	$13,176,641	$13,512,078
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,309,730	$4,617,464
Accounts payable and other accrued liabilities	683,501	740,410
Affiliated debt	604,424	445,802
Long-term debt	6,190,432	6,332,763
Total liabilities	11,788,087	12,136,439
Commitments and contingent liabilities (Note 10)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,822	843,559
Accumulated other comprehensive loss	(134,942)	(100,163)
Retained earnings	679,674	632,243
Total stockholder’s equity	1,388,554	1,375,639
TOTAL	$13,176,641	$13,512,078

Notes:

(*)2017 figures have been recast following the retrospective adoption on January 1, 2018 of the updated accounting standard for revenue recognition (ASC 606).

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

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

	June 30,	December 31,
	2018	2017
Restricted cash	$521,050	$648,612
Receivables, less allowance for credit losses of $57,777 and $59,268, respectively	6,904,949	7,159,290
TOTAL	$7,425,999	$7,807,902

Short-term debt (including current maturities of long-term debt)	$3,383,789	$3,556,007
Long-term debt	3,393,404	3,692,963
TOTAL	$6,777,193	$7,248,970

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Dollars in thousands)

(Unaudited)

	2018	2017 (*)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$87,431	$76,580
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	118,259	135,317
Amortization of intangibles	1,072	1,031
Provision for credit losses	16,110	23,098
Deferred income tax benefit	(27,944)	(2,595)
Changes in components of working capital:
Change in affiliated accounts and notes receivables	(464,469)	75,555
Change in other assets and equipment held for sale	(10,011)	(9,583)
Change in accounts payable and other accrued liabilities	(23,089)	(54,440)
Net cash from (used in) operating activities	(302,641)	244,963
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(5,411,526)	(4,849,372)
Collections of receivables	5,740,541	5,232,321
Purchase of equipment on operating leases	(241,788)	(342,871)
Proceeds from disposal of equipment on operating leases	222,126	234,816
Change in property and equipment and software, net	(2,816)	(113)
Net cash from (used in) investing activities	306,537	274,781
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	670,886	512,471
Payment of affiliated debt	(506,385)	(641,017)
Proceeds from issuance of long-term debt	1,264,266	1,901,883
Payment of long-term debt	(2,110,344)	(2,330,572)
Change in short-term borrowings, net	489,271	—
Dividends paid to CNH Industrial America LLC	(40,000)	(140,000)
Net cash from (used in) financing activities	(232,306)	(697,235)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(228,410)	(177,491)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	875,558	877,092
End of period	$647,148	$699,601
CASH PAID DURING THE PERIOD FOR INTEREST	$161,573	$154,208
CASH PAID DURING THE PERIOD FOR TAXES	$33,037	$44,661

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

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2017	$—	$844,100	$(144,136)	$666,754	$1,366,718
Net income	—	—	—	76,580	76,580
Dividends paid to CNH Industrial America LLC	—	—	—	(140,000)	(140,000)
Foreign currency translation adjustment	—	—	21,406	—	21,406
Stock compensation	—	(113)	—	—	(113)
Pension liability adjustment, net of tax	—	—	210	—	210
Change in derivative financial instruments, net of tax	—	—	648	—	648
BALANCE - June 30, 2017	$—	$843,987	$(121,872)	$603,334	$1,325,449
BALANCE - January 1, 2018	$—	$843,559	$(100,163)	$632,243	$1,375,639
Net income	—	—	—	87,431	87,431
Dividends paid to CNH Industrial America LLC	—	—	—	(40,000)	(40,000)
Foreign currency translation adjustment	—	—	(34,968)	—	(34,968)
Stock compensation	—	263	—	—	263
Pension liability adjustment, net of tax	—	—	195	—	195
Change in derivative financial instruments, net of tax	—	—	(6)	—	(6)
BALANCE - June 30, 2018	$—	$843,822	$(134,942)	$679,674	$1,388,554

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

The Company has adopted the new standard effective January 1, 2018 using the full retrospective approach. The adoption did not impact the timing or measurement of the Company’s revenue recognition as it is consistent with its current accounting treatment for contracts within the scope of the new ASU. The impact to the consolidated balance sheet at December 31, 2017 was to decrease receivables and increase affiliated accounts receivable by $41,239, respectively. The impact to the consolidated statement of cash flows for the six months ended June 30, 2017 is noted below.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted ASU 2016-18 on a retrospective basis as of January 1, 2018.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The unaudited impact of the adoption of ASU 2014-09 and ASU 2016-18 on the Company’s consolidated statement of cash flows for the six months ended June 30, 2017 is as follows:

	As Reported	Adjustment Due to Adoption of ASC 606	Adjustment Due to Adoption of ASU 2016-18	As Recast
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,580	$—	$—	$76,580
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	135,317	—	—	135,317
Amortization of intangibles	1,031	—	—	1,031
Provision for credit losses	23,098	—	—	23,098
Deferred income tax benefit	(2,595)	—	—	(2,595)
Changes in components of working capital:
Change in affiliated accounts and notes receivables	34,316	41,239	—	75,555
Change in other assets and equipment held for sale	(9,583)	—	—	(9,583)
Change in accounts payable and other accrued liabilities	(58,297)	—	3,857	(54,440)
Net cash from (used in) operating activities	199,867	41,239	3,857	244,963
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(4,808,133)	(41,239)	—	(4,849,372)
Collections of receivables	5,232,321	—	—	5,232,321
Change in restricted cash	175,854	—	(175,854)	—
Purchase of equipment on operating leases	(342,871)	—	—	(342,871)
Proceeds from disposal of equipment on operating leases	234,816	—	—	234,816
Change in property and equipment and software, net	(113)	—	—	(113)
Net cash from (used in) investing activities	491,874	(41,239)	(175,854)	274,781
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	512,471	—	—	512,471
Payment of affiliated debt	(641,017)	—	—	(641,017)
Proceeds from issuance of long-term debt	1,901,883	—	—	1,901,883
Payment of long-term debt	(2,330,572)	—	—	(2,330,572)
Change in short-term borrowings, net	—	—	—	—
Dividends paid to CNH Industrial America LLC	(140,000)	—	—	(140,000)
Net cash from (used in) financing activities	(697,235)	—	—	(697,235)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(5,494)	—	(171,997)	(177,491)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	164,247	—	712,845	877,092
End of period	$158,753	$—	$540,848	$699,601

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes ASC 840, Leases. The ASU’s most prominent change is the requirement for lessees to recognize leased assets and liabilities classified as operating leases under the previous standard. The ASU does not significantly change the lessee’s recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. It is effective for annual reporting periods beginning after December 15, 2018 including interim periods within those fiscal years, but early adoption is permitted. The ASU requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which amends ASC 202, Income Statement – Reporting Comprehensive Income. In December 2017, the U.S. Government enacted the Tax Cuts and Jobs Act (the “U.S. Tax Reform”). Included in the provisions of the U.S. Tax Reform is a reduction of the corporate tax rate from 35 percent to 21 percent. U.S. GAAP requires that deferred taxes are remeasured to the new corporate tax rate in the period the legislation is enacted. The deferred tax adjustment is recorded in the provision for income taxes, including items for which the tax effects were originally recorded in other comprehensive income (“OCI”). This treatment results in the items in OCI reflecting a disproportionate tax rate, a result often referred to as stranded tax effects. This ASU allows a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from the U.S. Tax Reform. The ASU is effective for annual reporting periods beginning after December 15, 2018 including interim periods within those fiscal years, but early adoption is permitted. The ASU can be adopted at the beginning of an interim or annual period or retrospectively to each period affected by the U.S. Tax Reform. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) includes net income plus other comprehensive income, which includes foreign currency translation gains and losses, certain changes in pension plans and changes in fair value of certain derivatives designated as cash flow hedges.

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended June 30, 2018:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(116,717)	$(4,811)	$2,439	$(119,089)
Tax asset	—	1,755	(645)	1,110
Beginning balance, net of tax	(116,717)	(3,056)	1,794	(117,979)
Other comprehensive income (loss) before reclassifications	(16,968)	(37)	(33)	(17,038)
Amounts reclassified from accumulated other comprehensive income (loss)	—	155	(81)	74
Tax effects	—	(29)	30	1
Net current-period other comprehensive income (loss)	(16,968)	89	(84)	(16,963)
Total	$(133,685)	$(2,967)	$1,710	$(134,942)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the six months ended June 30, 2018:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(98,717)	$(4,952)	$2,333	$(101,336)
Tax asset	—	1,790	(617)	1,173
Beginning balance, net of tax	(98,717)	(3,162)	1,716	(100,163)
Other comprehensive income (loss) before reclassifications	(34,968)	(72)	(83)	(35,123)
Amounts reclassified from accumulated other comprehensive income (loss)	—	331	75	406
Tax effects	—	(64)	2	(62)
Net current-period other comprehensive income (loss)	(34,968)	195	(6)	(34,779)
Total	$(133,685)	$(2,967)	$1,710	$(134,942)

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the six months ended June 30, 2017:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(139,585)	$(5,768)	$(1,213)	$(146,566)
Tax asset	—	2,107	323	2,430
Beginning balance, net of tax	(139,585)	(3,661)	(890)	(144,136)
Other comprehensive income (loss) before reclassifications	21,406	(128)	542	21,820
Amounts reclassified from accumulated other comprehensive income (loss)	—	463	340	803
Tax effects	—	(125)	(234)	(359)
Net current-period other comprehensive income (loss)	21,406	210	648	22,264
Total	$(118,179)	$(3,451)	$(242)	$(121,872)

The reclassifications out of AOCI and the location on the consolidated statements of income for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017	Affected Line Item
Amortization of defined benefit pension items:
	$(155)	$(232)	$(331)	$(463)	Various line items individually insignificant
	(155)	(232)	(331)	(463)	Income before taxes
	38	87	82	173	Income tax benefit
	$(117)	$(145)	$(249)	$(290)	Net of tax
Unrealized losses on derivatives:
	$81	$(173)	$(75)	$(340)	Interest expense to third parties
	81	(173)	(75)	(340)	Income before taxes
	(21)	45	20	90	Income tax benefit
	$60	$(128)	$(55)	$(250)	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
	2018	2017
Retail	$641,583	$768,502
Wholesale	701,389	671,740
Wholesale factoring	83,638	235,834
Finance lease	59,393	58,198
Restricted receivables	8,553,143	8,766,467
Gross receivables	10,039,146	10,500,741
Less: Allowance for credit losses	(76,852)	(79,196)
Total receivables, net	$9,962,294	$10,421,545

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Retail	$5,802,855	$6,042,186
Wholesale	2,750,288	2,724,281
Total restricted receivables	$8,553,143	$8,766,467

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended June 30, 2018 is as follows:

	Retail	Wholesale	Wholesale Factoring	Total
Allowance for credit losses:
Beginning balance	$75,721	$5,238	$121	$81,080
Charge-offs	(9,757)	—	—	(9,757)
Recoveries	1,138	6	—	1,144
Provision (benefit)	3,112	1,250	(67)	4,295
Foreign currency translation and other	102	(8)	(4)	90
Ending balance	$70,316	$6,486	$50	$76,852

Allowance for credit losses activity for the six months ended June 30, 2018 is as follows:

	Retail	Wholesale	Wholesale Factoring	Total
Allowance for credit losses:
Beginning balance	$73,610	$5,444	$142	$79,196
Charge-offs	(20,267)	(187)	—	(20,454)
Recoveries	2,147	64	—	2,211
Provision (benefit)	15,007	1,187	(84)	16,110
Foreign currency translation and other	(181)	(22)	(8)	(211)
Ending balance	$70,316	$6,486	$50	$76,852
Ending balance: individually evaluated for impairment	$15,659	$3,935	$—	$19,594
Ending balance: collectively evaluated for impairment	$54,657	$2,551	$50	$57,258
Receivables:
Ending balance	$6,503,831	$3,451,677	$83,638	$10,039,146
Ending balance: individually evaluated for impairment	$31,702	$29,710	$—	$61,412
Ending balance: collectively evaluated for impairment	$6,472,129	$3,421,967	$83,638	$9,977,734

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended June 30, 2017 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$79,859	$5,317	$85,176
Charge-offs	(10,184)	(1,228)	(11,412)
Recoveries	962	1	963
Provision	9,986	631	10,617
Foreign currency translation and other	(183)	13	(170)
Ending balance	$80,440	$4,734	$85,174

Allowance for credit losses activity for the six months ended June 30, 2017 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$78,047	$6,848	$84,895
Charge-offs	(22,275)	(2,016)	(24,291)
Recoveries	1,996	8	2,004
Provision (benefit)	23,221	(123)	23,098
Foreign currency translation and other	(549)	17	(532)
Ending balance	$80,440	$4,734	$85,174
Ending balance: individually evaluated for impairment	$21,708	$2,170	$23,878
Ending balance: collectively evaluated for impairment	$58,732	$2,564	$61,296
Receivables:
Ending balance	$7,081,597	$3,470,563	$10,552,160
Ending balance: individually evaluated for impairment	$42,225	$34,160	$76,385
Ending balance: collectively evaluated for impairment	$7,039,372	$3,436,403	$10,475,775

Allowance for credit losses activity for the year ended December 31, 2017 is as follows:

	Retail	Wholesale	Wholesale Factoring	Total
Allowance for credit losses:
Beginning balance	$78,047	$6,848	$—	$84,895
Charge-offs	(46,460)	(2,374)	—	(48,834)
Recoveries	4,045	20	—	4,065
Provision	39,842	919	137	40,898
Foreign currency translation and other	(1,864)	31	5	(1,828)
Ending balance	$73,610	$5,444	$142	$79,196
Ending balance: individually evaluated for impairment	$18,018	$2,920	$—	$20,938
Ending balance: collectively evaluated for impairment	$55,592	$2,524	$142	$58,258
Receivables:
Ending balance	$6,868,886	$3,396,021	$235,834	$10,500,741
Ending balance: individually evaluated for impairment	$38,807	$43,912	$—	$82,719
Ending balance: collectively evaluated for impairment	$6,830,079	$3,352,109	$235,834	$10,418,022

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

Platinum — Customers from whom the Company expects minimal, if any, loss or collection effort.

Gold, Silver, Bronze — Customers defined as those with the potential for loss and collection effort.

A breakdown of the retail portfolio by the customer’s risk grade at the time of origination as of June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
	2018	2017
Titanium	$3,486,814	$3,734,313
Platinum	1,921,109	2,002,791
Gold	918,169	952,404
Silver	146,892	146,051
Bronze	30,847	33,327
Total	$6,503,831	$6,868,886

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

A breakdown of the wholesale portfolio by its credit quality indicators as of June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
	2018	2017
A	$1,415,494	$1,222,813
B	1,305,902	1,425,591
C	527,482	439,353
D	202,799	308,264
Total	$3,451,677	$3,396,021

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

The aging of receivables as of June 30, 2018 is as follows:

							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$18,848	$9,291	$26,738	$54,877	$5,291,412	$5,346,289	$3,823
Canada	$2,100	$1,560	$1,993	$5,653	$1,151,889	$1,157,542	$765
Wholesale
United States	$568	$331	$468	$1,367	$2,660,500	$2,661,867	$—
Canada	$24	$11	$27	$62	$789,748	$789,810	$—
Wholesale Factoring	$571	$1,770	$4,059	$6,400	$77,238	$83,638	$—
Total
Retail	$20,948	$10,851	$28,731	$60,530	$6,443,301	$6,503,831	$4,588
Wholesale	$592	$342	$495	$1,429	$3,450,248	$3,451,677	$—
Wholesale factoring	$571	$1,770	$4,059	$6,400	$77,238	$83,638	$—

The aging of receivables as of December 31, 2017 is as follows:

							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$27,590	$8,412	$37,004	$73,006	$5,532,329	$5,605,335	$6,232
Canada	$2,010	$585	$2,837	$5,432	$1,258,119	$1,263,551	$665
Wholesale
United States	$802	$1	$236	$1,039	$2,658,716	$2,659,755	$179
Canada	$22	$—	$6	$28	$736,238	$736,266	$6
Wholesale Factoring	$5,652	$1,390	$—	$7,042	$228,792	$235,834	$—
Total
Retail	$29,600	$8,997	$39,841	$78,438	$6,790,448	$6,868,886	$6,897
Wholesale	$824	$1	$242	$1,067	$3,394,954	$3,396,021	$185
Wholesale factoring	$5,652	$1,390	$—	$7,042	$228,792	$235,834	$—

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of June 30, 2018 and December 31, 2017, the Company’s recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances, allowances and average recorded investment (based on a seven-month average and thirteen-month average, respectively) are as follows:

	June 30, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$31,088	$29,627	$15,004	$32,440
Canada	$614	$578	$655	$728
Wholesale
United States	$29,710	$28,959	$3,935	$40,201
Total
Retail	$31,702	$30,205	$15,659	$33,168
Wholesale	$29,710	$28,959	$3,935	$40,201

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$38,035	$36,187	$17,518	$39,917
Canada	$772	$716	$500	$1,084
Wholesale
United States	$43,912	$43,531	$2,920	$49,469
Total
Retail	$38,807	$36,903	$18,018	$41,001
Wholesale	$43,912	$43,531	$2,920	$49,469

As of June 30, 2018 and December 31, 2017, the Company’s impaired receivables individually evaluated for impairment without an allowance were immaterial. Interest income recognized for the three and six months ended June 30, 2018 and 2017 was immaterial.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018			December 31, 2017
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$29,263	$28,959	$58,222	$40,968	$43,531	$84,499
Canada	$1,842	$—	$1,842	$2,538	$—	$2,538

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

As of June 30, 2018, the Company had 288 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $9,624 and the post-modification value was $8,742. Additionally, the Company had 377 accounts with a balance of $20,262 undergoing bankruptcy proceedings where a concession has not yet been determined. As of June 30, 2017, the Company had 243 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $5,512 and the post-modification value was $4,816. Additionally, the Company had 455 accounts with a balance of $26,304 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended June 30, 2018 and 2017.

As of June 30, 2018 and 2017, the Company’s wholesale TDRs were immaterial.

NOTE 5: CREDIT FACILITIES AND DEBT

On April 16, 2018, the Company repaid $600,000 of its 3.625% unsecured notes due 2018.

On April 24, 2018, the Company, through a trust, issued $311,093 of amortizing asset-backed notes secured by Canadian retail receivables.

On May 23, 2018, the Company, through a bankruptcy-remote trust, issued $774,880 of amortizing asset-backed notes secured by U.S. retail receivables.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

On May 17, 2018, the Company renewed its $500,000 U.S. wholesale committed asset-backed facility, with a maturity date in May 2019.

Available unsecured facilities with banks as of June 30, 2018 totaled $1,376,486. These committed and uncommitted credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of June 30, 2018, we had $876,486 outstanding against these credit facilities. Included in the remaining available credit commitments is $349,192 maintained primarily to provide backup liquidity for commercial paper borrowings.

NOTE 6: INCOME TAXES

The effective tax rates for the three months ended June 30, 2018 and 2017 were 23.2% and 30.7%, respectively. The effective tax rate was 23.3% for the six-month period ended June 30, 2018, compared to 31.3% for the same period in 2017. The decrease in the effective tax rate is primarily due to the passage of the U.S. Tax Reform on December 22, 2017, which reduced the U.S. corporate tax rate from 35% to 21%. The Company’s provision for income taxes is based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. The 2018 estimated annual tax rate is expected to be higher than the U.S. federal corporate income tax rate of 21% as Canadian profits are subjected to a higher tax rate.

The U.S. Tax Reform changed many aspects of U.S. corporate income taxation, including reducing the corporate tax rate, implementing a quasi-territorial tax system and imposing a tax on deemed repatriated earnings of certain foreign subsidiaries. The Company reasonably estimated the effects of the U.S. Tax Reform in the three months ended December 31, 2017. Those provisional estimates were not changed during the three and six months ended June 30, 2018. During 2018, however, the Company will continue assessing its previously recorded impacts of the U.S. Tax Reform. Any revisions to the Company’s prior estimates will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Any ineffectiveness was recorded in “Other expenses” in the consolidated statements of income and was insignificant for all periods presented. As of June 30, 2018, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 49 months. As of June 30, 2018, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $370.

The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and six months ended June 30, 2018 and 2017.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

All of the Company’s interest rate derivatives as of June 30, 2018 and December 31, 2017 are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was approximately $2,783,009 and $3,143,737 at June 30, 2018 and December 31, 2017, respectively. The seven-month average notional amounts for the six months ended June 30, 2018 and 2017 were $2,887,445 and $3,188,873, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of June 30, 2018 and December 31, 2017 in the consolidated balance sheets are recorded as follows:

	June 30,	December 31,
	2018	2017
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$—	$4,113
Accounts payable and other accrued liabilities:
Interest rate derivatives	$13,333	$6,698
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$2,869	$4,638
Foreign exchange contracts	140	1,393
Total	$3,009	$6,031
Accounts payable and other accrued liabilities:
Interest rate derivatives	$2,869	$4,638
Foreign exchange contracts	11	325
Total	$2,880	$4,963

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and six months ended June 30, 2018 and 2017 are recorded in the following accounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives	$(33)	$823	$(83)	$542
Reclassified from accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives—Interest expense to third parties	81	(173)	(75)	(340)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$(8,928)	$660	$(11,522)	$1,014

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Assets
Interest rate derivatives	$2,869	$8,751
Foreign exchange contracts	140	1,393
Total assets	$3,009	$10,144
Liabilities
Interest rate derivatives	$16,202	$11,336
Foreign exchange contracts	11	325
Total liabilities	$16,213	$11,661

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$9,962,294	$9,845,242	$10,421,545	$10,379,020
Long-term debt	$6,190,432	$6,078,758	$6,332,763	$6,314,182

______________

*Under the fair value hierarchy, receivables measurements are classified as Level 3 and long‑term debt measurements are classified as Level 2.

Receivables

The fair value of receivables was determined by discounting the estimated future payments using a discount rate that includes an estimate for credit risk.

Long-term debt

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

A summary of the Company’s reportable segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
United States	$175,694	$188,680	$352,197	$378,668
Canada	52,851	42,140	104,580	86,028
Eliminations	(2,404)	(957)	(4,265)	(1,999)
Total	$226,141	$229,863	$452,512	$462,697
Interest expense
United States	$67,112	$68,703	$133,956	$133,136
Canada	14,096	11,051	27,541	22,388
Eliminations	(2,404)	(957)	(4,265)	(1,999)
Total	$78,804	$78,797	$157,232	$153,525
Segment net income
United States	$30,705	$24,102	$53,639	$48,332
Canada	16,923	14,085	33,792	28,248
Total	$47,628	$38,187	$87,431	$76,580
Depreciation and amortization
United States	$45,987	$56,780	$96,701	$114,496
Canada	11,130	10,880	22,630	21,852
Total	$57,117	$67,660	$119,331	$136,348
Expenditures for equipment on operating leases
United States	$106,161	$150,994	$183,306	$286,999
Canada	33,022	31,094	58,482	55,872
Total	$139,183	$182,088	$241,788	$342,871
Provision for credit losses
United States	$3,509	$10,993	$14,814	$22,917
Canada	786	(376)	1,296	181
Total	$4,295	$10,617	$16,110	$23,098

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	June 30,	December 31,
	2018	2017
Segment assets
United States	$10,752,864	$10,738,403
Canada	2,571,845	2,838,754
Eliminations	(148,068)	(65,079)
Total	$13,176,641	$13,512,078
Managed receivables
United States	$8,008,156	$8,265,090
Canada	2,030,990	2,235,651
Total	$10,039,146	$10,500,741

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Subsidy from CNH Industrial North America
Retail	$37,081	$38,286	$76,497	$77,160
Wholesale	34,767	42,644	68,850	82,930
Operating lease	15,411	16,846	31,006	34,107
Income from Iveco Argentina
Wholesale factoring	4,983	—	10,292	—
Income from affiliated receivables
CNH Industrial North America	150	24	762	66
Total interest and other income from affiliates	$92,392	$97,800	$187,407	$194,263

Interest expense to affiliates was $2,784 and $2,663, respectively, for the three months ended June 30, 2018 and 2017 and $4,376 and $7,136, respectively, for the six months ended June 30, 2018 and 2017. Fees charged by affiliates were $11,304 and $10,942, respectively, for the three months ended June 30, 2018 and 2017, and $23,259 and $22,641, respectively, for the six months ended June 30, 2018 and 2017, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of June 30, 2018 and December 31, 2017, the Company had various accounts and notes receivable and debt with the following affiliates:

	June 30,	December 31,
	2018	2017
Affiliated receivables
CNH Industrial America	$512,979	$49,311
CNH Industrial Canada Ltd.	11,467	11,282
Other affiliates	12,500	12,540
Total affiliated receivables	$536,946	$73,133
Affiliated debt
CNH Industrial America	$500,000	$327,160
CNH Industrial Canada Ltd.	104,424	118,642
Total affiliated debt	$604,424	$445,802

Included in “Other Assets” in the accompanying balance sheet were tax receivables due from related parties of $3,513 as of December 31, 2017. Accounts payable and other accrued liabilities, including tax payables, of $88,515 and $60,070, respectively, as of June 30, 2018 and December 31, 2017, were payable to related parties.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

Commitments

The Company has various agreements to extend credit for the wholesale managed portfolio. At June 30, 2018, the total credit limit available was $6,029,148, of which $3,401,995 was utilized.

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit (the “Guarantor Entities”), which are 100%-owned subsidiaries of CNH Industrial Capital LLC, guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several, and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Three Months Ended June 30, 2018
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$1,706	$48,495	$—	$50,201
Interest income on wholesale notes	—	(253)	16,509	—	16,256
Interest and other income from affiliates	15,995	53,572	80,234	(57,409)	92,392
Rental income on operating leases	—	46,338	13,619	—	59,957
Other income	—	23,244	930	(16,839)	7,335
Total revenues	15,995	124,607	159,787	(74,248)	226,141
EXPENSES
Interest expense:
Interest expense to third parties	25,821	11,291	38,908	—	76,020
Interest expense to affiliates	—	57,740	2,453	(57,409)	2,784
Total interest expense	25,821	69,031	41,361	(57,409)	78,804
Administrative and operating expenses:
Fees charged by affiliates	—	10,914	17,229	(16,839)	11,304
Provision for credit losses	—	23	4,272	—	4,295
Depreciation of equipment on operating leases	—	45,439	11,130	—	56,569
Other expenses	10	(1,657)	14,766	—	13,119
Total administrative and operating expenses	10	54,719	47,397	(16,839)	85,287
Total expenses	25,831	123,750	88,758	(74,248)	164,091
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(9,836)	857	71,029	—	62,050
Income tax provision (benefit)	(2,382)	234	16,570	—	14,422
Equity in income of consolidated subsidiaries accounted for under the equity method	55,082	54,459	—	(109,541)	—
NET INCOME	$47,628	$55,082	$54,459	$(109,541)	$47,628
COMPREHENSIVE INCOME	$30,665	$38,119	$39,644	$(77,763)	$30,665

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Six Months Ended June 30, 2018
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$5,760	$93,071	$—	$98,831
Interest income on wholesale notes	—	(512)	32,337	—	31,825
Interest and other income from affiliates	35,070	106,258	157,368	(111,289)	187,407
Rental income on operating leases	—	93,416	27,657	—	121,073
Other income	—	45,872	1,539	(34,035)	13,376
Total revenues	35,070	250,794	311,972	(145,324)	452,512
EXPENSES
Interest expense:
Interest expense to third parties	64,011	10,660	78,185	—	152,856
Interest expense to affiliates	—	105,348	10,317	(111,289)	4,376
Total interest expense	64,011	116,008	88,502	(111,289)	157,232
Administrative and operating expenses:
Fees charged by affiliates	—	22,398	34,896	(34,035)	23,259
Provision for credit losses	—	2,911	13,199	—	16,110
Depreciation of equipment on operating leases	—	95,625	22,629	—	118,254
Other expenses	10	4,490	19,184	—	23,684
Total administrative and operating expenses	10	125,424	89,908	(34,035)	181,307
Total expenses	64,021	241,432	178,410	(145,324)	338,539
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(28,951)	9,362	133,562	—	113,973
Income tax provision (benefit)	(7,012)	2,321	31,233	—	26,542
Equity in income of consolidated subsidiaries accounted for under the equity method	109,370	102,329	—	(211,699)	—
NET INCOME	$87,431	$109,370	$102,329	$(211,699)	$87,431
COMPREHENSIVE INCOME	$52,652	$74,591	$72,062	$(146,653)	$52,652

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Balance Sheets as of June 30, 2018
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$97,301	$28,797	$—	$126,098
Restricted cash	—	—	521,050	—	521,050
Receivables, less allowance for credit losses	—	1,319,116	8,643,178	—	9,962,294
Retained interests in securitized receivables	—	—	—	—	—
Affiliated accounts and notes receivable	2,435,771	2,527,296	2,128,082	(6,554,203)	536,946
Equipment on operating leases, net	—	1,329,189	352,608	—	1,681,797
Equipment held for sale	—	177,472	24,129	—	201,601
Investments in consolidated subsidiaries accounted for under the equity method	2,695,825	2,597,666	—	(5,293,491)	—
Goodwill and intangible assets, net	—	90,185	27,556	—	117,741
Other assets	2,387	(9,902)	40,188	(3,559)	29,114
TOTAL	$5,133,983	$8,128,323	$11,765,588	$(11,851,253)	$13,176,641
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$898,237	$27,704	$3,383,789	$—	$4,309,730
Accounts payable and other accrued liabilities	278,760	2,829,576	1,121,085	(3,545,920)	683,501
Affiliated debt	—	2,573,058	1,043,208	(3,011,842)	604,424
Long-term debt	2,568,432	2,160	3,619,840	—	6,190,432
Total liabilities	3,745,429	5,432,498	9,167,922	(6,557,762)	11,788,087
Stockholder’s equity	1,388,554	2,695,825	2,597,666	(5,293,491)	1,388,554
TOTAL	$5,133,983	$8,128,323	$11,765,588	$(11,851,253)	$13,176,641

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Six Months Ended June 30, 2018
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$60,887	$(401,722)	$23,593	$14,601	$(302,641)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(4,019,429)	(4,807,932)	3,415,835	(5,411,526)
Collections of receivables	—	4,065,861	5,091,022	(3,416,342)	5,740,541
Change in restricted cash	—	—	—	—	—
Purchase of equipment on operating leases, net	—	(330)	(19,332)	—	(19,662)
Change in property and equipment and software, net	—	(2,816)	—	—	(2,816)
Net cash from (used in) investing activities	—	43,286	263,758	(507)	306,537
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	319,809	(141,214)	(14,094)	164,501
Net change in indebtedness	(20,887)	(24,411)	(311,509)	—	(356,807)
Dividends paid to CNH Industrial America LLC	(40,000)	—	—	—	(40,000)
Net cash from (used in) financing activities	(60,887)	295,398	(452,723)	(14,094)	(232,306)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(63,038)	(165,372)	—	(228,410)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	—	160,339	715,219	—	875,558
End of period	$—	$97,301	$549,847	$—	$647,148

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Six Months Ended June 30, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$138,595	$179,007	$242,723	$(315,362)	$244,963
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(3,776,563)	(4,280,502)	3,207,693	(4,849,372)
Collections of receivables	—	3,912,772	4,527,765	(3,208,216)	5,232,321
Change in restricted cash	—	—	—	—	—
Purchase of equipment on operating leases, net	—	(75,969)	(32,086)	—	(108,055)
Change in property and equipment and software, net	—	(113)	—	—	(113)
Net cash from (used in) investing activities	—	60,127	215,177	(523)	274,781
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(298,095)	(146,336)	315,885	(128,546)
Net change in indebtedness	1,405	(24,770)	(405,324)	—	(428,689)
Dividends paid to CNH Industrial America LLC	(140,000)	—	—	—	(140,000)
Net cash from (used in) financing activities	(138,595)	(322,865)	(551,660)	315,885	(697,235)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(83,731)	(93,760)	—	(177,491)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	—	151,654	725,438	—	877,092
End of period	$—	$67,923	$631,678	$—	$699,601

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

Trends and Economic Conditions

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended June 30, 2018, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $1,077 million and $403 million, respectively, representing increases of 21.0% and 16.5% from the same period in 2017, respectively. For the six months ended June 30, 2018, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $1,848 million and $725 million, respectively, representing increases of 14.8% and 18.3% from the same period in 2017, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers (“farmers”) may affect the majority of our portfolio.

Net income was $47.6 million and $87.4 million for the three and six months ended June 30, 2018, compared to $38.2 million and $76.6 million for the three and six months ended June 30, 2017. The increase in net income for both periods was primarily due to lower depreciation of equipment on operating leases, a lower provision for credit losses and a decrease in U.S. federal income taxes following the enactment of the U.S. Tax Cuts and Jobs Act (the “U.S. Tax Reform”), partially offset by a reduced net interest income and higher other expenses. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.7% at June 30, 2018 and 0.8% at December 31, 2017 and June 30, 2017, respectively.

Macroeconomic issues for us include the uncertainty of governmental actions with respect to monetary, fiscal, international trade and legislative policies, changes in demand and pricing for used equipment, capital market disruptions, trade agreements and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America’s and our results.

Results of Operations

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Revenues

Revenues for the three and six months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2018	2017	$ Change	% Change
Interest income on retail notes and finance leases	$50,201	$48,378	$1,823	3.8%
Interest income on wholesale notes	16,256	16,039	217	1.4
Interest and other income from affiliates	92,392	97,800	(5,408)	(5.5)
Rental income on operating leases	59,957	62,531	(2,574)	(4.1)
Other income	7,335	5,115	2,220	43.4
Total revenues	$226,141	$229,863	$(3,722)	(1.6)%

	Six Months Ended
	June 30,
	2018	2017	$ Change	% Change
Interest income on retail notes and finance leases	$98,831	$99,191	$(360)	(0.4)%
Interest income on wholesale notes	31,825	32,055	(230)	(0.7)
Interest and other income from affiliates	187,407	194,263	(6,856)	(3.5)
Rental income on operating leases	121,073	125,725	(4,652)	(3.7)
Other income	13,376	11,463	1,913	16.7
Total revenues	$452,512	$462,697	$(10,185)	(2.2)%

Revenues totaled $226.1 million and $452.5 million for the three and six months ended June 30, 2018, respectively, compared to $229.9 million and $462.7 million for the same periods in 2017. Both the quarter-over-quarter and year-over-year decreases were driven by a lower average portfolio, partially offset by a higher average yield. The average yield for the managed portfolio was 7.5% and 7.2% for the three months ended June 30, 2018 and 2017, respectively, and 7.4% and 7.2% for the six months ended June 30, 2018 and 2017, respectively.

Interest income on retail notes and finance leases for the three and six months ended June 30, 2018 was $50.2 million and $98.8 million, respectively, representing an increase of $1.8 million and a decrease of $0.4 million from the same periods in 2017. For the second quarter, the increase was primarily due to a $5.6 million favorable impact from higher interest rates, partially offset by a $3.8 million unfavorable impact from lower average earning assets. For the six months ended June 30, 2018, compared to the same period in 2017, the decrease was primarily due to a $7.5 million unfavorable impact from lower average earning assets, partially offset by a $7.1 million favorable impact from higher interest rates.

Interest income on wholesale notes for the three and six months ended June 30, 2018 was $16.3 million and $31.8 million, respectively, representing an increase of $0.2 million and a decrease of $0.2 million from the same periods in 2017.

Interest and other income from affiliates for the three and six months ended June 30, 2018 was $92.4 million and $187.4 million, respectively, compared to $97.8 million and $194.3 million, respectively, for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2018, compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $37.1 million and $76.5 million, respectively, a decrease of $1.2 million and $0.7 million from the same periods in 2017, respectively. The decreases were primarily due to lower average retail receivables. For the three and six months ended June 30, 2018, compensation from CNH Industrial North America for wholesale marketing programs was $34.8 million and $68.9 million, respectively, a decrease of $7.9 million and $14.1 million from the same periods in 2017, respectively. The decreases were primarily due to changes in pricing strategy. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $15.4 million and $31.0 million for the three and six months ended June 30, 2018, a decrease of $1.4 million and $3.1 million from the same periods in 2017, respectively. The decreases were primarily due to lower average earning assets. Also included in interest and other income from affiliates for the three and six months ended June 30, 2018 was $5.0 million and $10.3 million, respectively, of wholesale factoring income.

Rental income on operating leases for the three and six months ended June 30, 2018 was $60.0 million and $121.1 million, representing a decrease of $2.6 million and $4.7 million from the same periods in 2017, respectively. The second quarter decrease was primarily due to a $4.9 million unfavorable impact from lower average earning assets, partially offset by a $2.3 million favorable impact from higher rates. For the six months ended June 30, 2018, compared to the same period in 2017, the decrease was primarily due to a $8.7 million unfavorable impact from lower average earning assets, partially offset by a $4.0 million favorable impact from higher rates.

Other income for the three and six months ended June 30, 2018 was $7.3 million and $13.4 million, representing an increase of $2.2 million and $1.9 million from the same periods in 2017, respectively.

Expenses

Expenses for the three and six months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2018	2017	$ Change	% Change
Total interest expense	$78,804	$78,797	$7	0.0%
Fees charged by affiliates	11,304	10,942	362	3.3
Provision for credit losses	4,295	10,617	(6,322)	(59.5)
Depreciation of equipment on operating leases	56,569	67,133	(10,564)	(15.7)
Other expenses	13,119	7,302	5,817	79.7
Total expenses	$164,091	$174,791	$(10,700)	(6.1)%

	Six Months Ended
	June 30,
	2018	2017	$ Change	% Change
Total interest expense	$157,232	$153,525	$3,707	2.4%
Fees charged by affiliates	23,259	22,641	618	2.7
Provision for credit losses	16,110	23,098	(6,988)	(30.3)
Depreciation of equipment on operating leases	118,254	135,302	(17,048)	(12.6)
Other expenses	23,684	16,629	7,055	42.4
Total expenses	$338,539	$351,195	$(12,656)	(3.6)%

Interest expense totaled $78.8 million and $157.2 million for the three and six months ended June 30, 2018, respectively, compared to $78.8 million and $153.5 million for the same periods in 2017. For the three months ended June 30, 2018, the $4.6 million unfavorable impact from higher average interest rates was offset by the $4.6 million favorable impact from lower average total debt. For the six months ended June 30, 2018, the increase was primarily due to a $12.6 million unfavorable impact from higher average interest rates, partially offset by a $8.9 million favorable impact from lower average total debt. The average debt cost was 2.9% for the six months ended June 30, 2018 compared to 2.7% for the six months ended June 30, 2017.

The provision for credit losses was $4.3 million and $16.1 million for the three and six months ended June 30, 2018, respectively, compared to $10.6 million and $23.1 million for the same periods in 2017. The decreases in 2018 were primarily due to lower retail losses.

Depreciation of equipment on operating leases was $56.6 million and $118.3 million for the three and six months ended June 30, 2018, respectively, compared to $67.1 million and $135.3 million for the same periods in 2017. The decreases were primarily due to updated depreciation estimates and a lower operating lease portfolio.

Other expenses were $13.1 million and $23.7 million for the three and six months ended June 30, 2018, respectively, compared to $7.3 million and $16.6 million for the same periods in 2017. The increase for both periods was primarily due to higher losses on equipment held for sale and foreign exchange.

The effective tax rates for the three months ended June 30, 2018 and 2017 were 23.2% and 30.7%, respectively. The effective tax rate was 23.3% for the six-month period ended June 30, 2018, compared to 31.3% for the same period in 2017. The decreases in the effective tax rates were primarily due to the passage of the U.S. Tax Reform on December 22, 2017, which reduced the U.S. corporate tax rate from 35% to 21%.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and six months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2018	2017	$ Change	% Change
Retail	$701,979	$648,676	$53,303	8.2%
Wholesale	2,292,659	1,936,282	356,377	18.4
Wholesale factoring	34,928	—	34,928	—
Equipment on operating leases	139,183	182,088	(42,905)	(23.6)
Total originations	$3,168,749	$2,767,046	$401,703	14.5%

	Six Months Ended
	June 30,
	2018	2017	$ Change	% Change
Retail	$1,306,925	$1,256,022	$50,903	4.1%
Wholesale	3,926,843	3,552,111	374,732	10.5
Wholesale factoring	177,758	—	177,758	—
Equipment on operating leases	241,788	342,871	(101,083)	(29.5)
Total originations	$5,653,314	$5,151,004	$502,310	9.8%

Retail and wholesale originations increased in the three and six months ended June 30, 2018 compared to the same periods in 2017, primarily due to an increase in unit sales of CNH Industrial North America equipment. For the same periods, the decrease in operating lease originations was primarily due to lower demand for leasing of used equipment.

Total receivables and equipment on operating leases held as of June 30, 2018, December 31, 2017 and June 30, 2017 were as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2018	2017	2017
Retail	$6,503,831	$6,868,886	$7,081,597
Wholesale	3,451,677	3,396,021	3,470,563
Wholesale factoring	83,638	235,834	—
Equipment on operating leases	1,681,797	1,781,489	1,861,178
Total receivables and equipment on operating leases	$11,720,943	$12,282,230	$12,413,338

The total retail receivables balance 30 days or more past due as a percentage of the retail receivables was 0.9% at June 30, 2018 and 1.1% at December 31, 2017 and June 30, 2017. The total wholesale receivables balance 30 days or more past due as a percentage of the wholesale receivables was not significant at June 30, 2018, December 31, 2017 or June 30, 2017. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $31.1 million, $43.5 million and $39.4 million at June 30, 2018, December 31, 2017 and June 30, 2017, respectively. Total wholesale receivables on nonaccrual status were $29.0 million, $43.5 million and $33.9 million at June 30, 2018, December 31, 2017 and June 30, 2017, respectively.

Total receivable write‑off amounts and recoveries, by product, for the three and six months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Write-offs:
Retail	$9,757	$10,184	$20,267	$22,275
Wholesale	—	1,228	187	2,016
Total write-offs	9,757	11,412	20,454	24,291
Recoveries:
Retail	(1,138)	(962)	(2,147)	(1,996)
Wholesale	(6)	(1)	(64)	(8)
Total recoveries	(1,144)	(963)	(2,211)	(2,004)
Write-offs, net of recoveries:
Retail	8,619	9,222	18,120	20,279
Wholesale	(6)	1,227	123	2,008
Total write-offs, net of recoveries	$8,613	$10,449	$18,243	$22,287

Our allowance for credit losses on all receivables financed totaled $76.9 million at June 30, 2018, $79.2 million at December 31, 2017 and $85.2 million at June 30, 2017.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of June 30, 2018.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs. To add more diversity to our funding structure, we established a commercial paper program during 2017 and continued to access the unsecured bond market. As of June 30, 2018, our outstanding unsecured senior notes totaled $2.5 billion and our outstanding commercial paper totaled $349 million. We expect continued changes to our funding profile, with less reliance on the securitization market.

Cash Flows

For the six months ended June 30, 2018 and 2017, our cash flows were as follows (dollars in thousands):

	2018	2017
Cash flows from (used in):
Operating activities	$(302,641)	$244,963
Investing activities	306,537	274,781
Financing activities	(232,306)	(697,235)
Net cash increase (decrease)	$(228,410)	$(177,491)

Operating activities in the six months ended June 30, 2018 used cash of $303 million, resulting primarily from deferred tax benefits of $28 million and changes in working capital of $498 million, partially offset by net income of $88 million, adjusted by depreciation and amortization of $119 million and provision for credit losses of $16 million. The increase in cash used by operating activities for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to a $510 million decrease of changes in working capital, a $25 million increase in deferred income tax benefit, a $17 million decrease in depreciation and amortization expense and a $7 million decrease in provision for credit losses, partially offset by a $11 million increase in net income.

Investing activities in the six months ended June 30, 2018 generated cash of $307 million, resulting primarily from a net reduction in receivables of $329 million, partially offset by $19 million in net expenditures for equipment on operating leases and $3 million in expenditures for property, equipment and software. The increase in cash provided by investing activities for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to a $89 million reduction in net expenditures for equipment on operating leases, partially offset by a $54 million net increase in receivables acquired and a $3 million increase in expenditures for property, equipment and software.

Financing activities in the six months ended June 30, 2018 used cash of $232 million, resulting primarily from net cash paid on long-term debt of $846 million and $40 million in dividends paid to CNH Industrial America, partially offset by net cash received on short-term borrowings and affiliated debt of $489 million and $165 million, respectively. The decrease in cash used in financing activities in the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to decreases in net cash paid on affiliated debt and short-term borrowings of $293 million and $489 million, respectively, and lower dividends of $100 million paid to CNH Industrial America, partially offset by a $417 million increase in net cash paid on long-term debt.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost‑effective financing source and allows access to a wide investor base. CNH Industrial Capital has completed public and private issuances of asset‑backed securities in both the U.S. and Canada and, as of June 30, 2018, the amounts outstanding were approximately $4.9 billion. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset‑Backed Facilities

CNH Industrial Capital has committed asset‑backed facilities with several banks or through their commercial paper conduit programs. Committed asset‑backed facilities for the U.S. and Canada totaled $2.8 billion at June 30, 2018, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At June 30, 2018, approximately $0.9 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

Available unsecured facilities with banks as of June 30, 2018 totaled $1.4 billion. These committed and uncommitted credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of June 30, 2018, we had $876 million outstanding against these credit facilities. Included in the remaining available credit commitments is $349 million maintained primarily to provide backup liquidity for commercial paper borrowings.

As of June 30, 2018, our outstanding unsecured senior notes were as follows (dollars in thousands):

3.375% notes, due 2019	$500,000
4.375% notes, due 2020	600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
Discounts and unamortized issuance costs	(18,567)
Total	$2,481,433

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

The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured debt securities by the rating agencies engaged by us are the same as the corporate ratings for CNHI. The ratings as of June 30, 2018 were as follows:

	Senior Long-Term	Short-Term	Outlook
Fitch Ratings	BBB-	F-3	Stable
Standard & Poor's	BBB-	P-3	Stable
Moody's Investor Service, Inc.	Ba1	Unrated	Positive

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third‑party financing options. We had affiliated debt of $604 million and $446 million as of June 30, 2018 and December 31, 2017, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at June 30, 2018 and December 31, 2017 was $1.4 billion. For the six months ended June 30, 2018, CNH Industrial Capital LLC paid cash dividends of $40 million to CNH Industrial America.

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

Other Data

	As of or for the Six Months
	Ended June 30,
	2018	2017
	(Dollars in thousands)
Ratio of earnings to fixed charges (1)	1.72	1.73
Total managed receivables	$10,039,146	$10,552,160
Operating lease equipment	1,681,797	1,861,178
Total managed portfolio	$11,720,943	$12,413,338
Delinquency (2)	0.68%	0.75%
Average managed receivables	$10,299,140	$10,938,297
Net credit loss (3)	0.40%	0.37%
Profitability: (4)
Return on average managed portfolio (5)	1.29%	1.22%
Asset Quality:
Allowance for credit losses/total receivables	0.77%	0.81%

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

(2)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(3)	Net credit losses on the managed receivables means write‑offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(4)	Six months ended June 30, 2018 and 2017 annualized.
(5)	Net income for the period expressed as a percentage of the average managed portfolio.

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

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: the many interrelated factors that affect customer confidence and demand for our financing products and services; general economic conditions; changes in government policies regarding banking, monetary and fiscal policies; legislation, particularly relating to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including protectionist trade policies such as higher tariffs, sanctions, import quotas, capital controls and new barriers to entry or consequent reactions by other governments against such policies; actions of competitors in the various industries in which CNH Industrial North America competes; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; a decline in the price of used equipment; political and civil unrest; volatility and deterioration of capital and financial markets, other similar risks and uncertainties and our success, and CNH Industrial North America’s success, in managing the risks involved in the foregoing.

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

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2017 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended June 30, 2018.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10‑K (Part I, Item 1A). There was no material change in our risk factors during the six months ended June 30, 2018.

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
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (v) Consolidated Statements of Changes in Stockholder’s Equity for the six months ended June 30, 2018 and 2017 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: August 3, 2018	By:	/s/ BRETT D. DAVIS

		Name:	Brett D. Davis
		Title:	Chairman and President