Form 10-Q
period 2018-09-30
CNH Industrial Capital LLC
filed 2018-11-13
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ Emerging growth company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of September 30, 2018, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10‑Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES
Interest income on retail notes and finance leases	$52,649	$50,592	$151,480	$149,783
Interest income on wholesale notes	17,211	16,772	49,036	48,827
Interest and other income from affiliates	76,142	97,581	263,549	291,844
Rental income on operating leases	60,027	63,291	181,100	189,016
Other income	5,252	6,653	18,628	18,116
Total revenues	211,281	234,889	663,793	697,586
EXPENSES
Interest expense:
Interest expense to third parties	79,991	78,614	232,847	225,003
Interest expense to affiliates	1,566	1,158	5,942	8,294
Total interest expense	81,557	79,772	238,789	233,297
Administrative and operating expenses:
Fees charged by affiliates	11,777	11,307	35,036	33,948
Provision for credit losses	8,286	8,851	24,396	31,949
Depreciation of equipment on operating leases	54,920	75,030	173,174	210,332
Other expenses	8,349	11,403	32,033	28,032
Total administrative and operating expenses	83,332	106,591	264,639	304,261
Total expenses	164,889	186,363	503,428	537,558
INCOME BEFORE TAXES	46,392	48,526	160,365	160,028
Income tax provision	5,111	14,387	31,653	49,309
NET INCOME	$41,281	$34,139	$128,712	$110,719

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET INCOME	$41,281	$34,139	$128,712	$110,719
Other comprehensive income (loss):
Foreign currency translation adjustment	11,493	24,179	(23,475)	45,585
Pension liability adjustment	81	97	276	307
Change in derivative financial instruments	725	1,460	719	2,108
Total other comprehensive income (loss)	12,299	25,736	(22,480)	48,000
COMPREHENSIVE INCOME	$53,580	$59,875	$106,232	$158,719

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$90,283	$226,946
Restricted cash	527,808	648,612
Receivables, less allowance for credit losses of $77,419 and $79,196, respectively	9,913,571	10,421,545
Affiliated accounts and notes receivable	97,422	73,133
Equipment on operating leases, net	1,709,839	1,781,489
Equipment held for sale	204,179	208,516
Goodwill	109,592	110,588
Other intangible assets, net	9,409	6,868
Other assets	52,275	34,381
TOTAL	$12,714,378	$13,512,078
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,454,292	$4,617,464
Accounts payable and other accrued liabilities	705,211	740,410
Affiliated debt	78,717	445,802
Long-term debt	6,053,864	6,332,763
Total liabilities	11,292,084	12,136,439
Commitments and contingent liabilities (Note 10)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,982	843,559
Accumulated other comprehensive loss	(122,643)	(100,163)
Retained earnings	700,955	632,243
Total stockholder’s equity	1,422,294	1,375,639
TOTAL	$12,714,378	$13,512,078

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

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

	September 30,	December 31,
	2018	2017
Restricted cash	$527,808	$648,612
Receivables, less allowance for credit losses of $57,584 and $59,268, respectively	6,846,048	7,159,290
TOTAL	$7,373,856	$7,807,902

Short-term debt (including current maturities of long-term debt)	$3,389,903	$3,556,007
Long-term debt	3,354,474	3,692,963
TOTAL	$6,744,377	$7,248,970

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Dollars in thousands)

(Unaudited)

	2018	2017 (*)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$128,712	$110,719
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	173,180	210,353
Amortization of intangibles	1,602	1,575
Provision for credit losses	24,396	31,949
Deferred income tax (benefit) expense	(10,368)	12,590
Changes in components of working capital:
Change in affiliated accounts and notes receivables	(24,322)	77,381
Change in other assets and equipment held for sale	(23,698)	(25,778)
Change in accounts payable and other accrued liabilities	(20,334)	61,885
Net cash from (used in) operating activities	249,168	480,674
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(8,185,725)	(7,443,703)
Collections of receivables	8,594,883	7,794,990
Purchase of equipment on operating leases	(431,457)	(459,274)
Proceeds from disposal of equipment on operating leases	324,304	313,816
Change in property, equipment and software, net	(4,143)	(170)
Net cash from (used in) investing activities	297,862	205,659
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	674,596	633,254
Payment of affiliated debt	(1,040,598)	(745,415)
Proceeds from issuance of long-term debt	2,574,196	2,648,923
Payment of long-term debt	(3,091,688)	(3,158,234)
Change in short-term borrowings, net	138,997	(3,165)
Dividends paid to CNH Industrial America LLC	(60,000)	(210,000)
Net cash from (used in) financing activities	(804,497)	(834,637)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(257,467)	(148,304)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	875,558	877,092
End of period	$618,091	$728,788
CASH PAID DURING THE PERIOD FOR INTEREST	$221,751	$216,310
CASH PAID DURING THE PERIOD FOR TAXES	$50,761	$49,007

Notes:

(*)2017 figures have been recast following the retrospective adoption on January 1, 2018 of the updated accounting standard for cash flow presentation (ASU 2016-18).

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2017	$—	$844,100	$(144,136)	$666,754	$1,366,718
Net income	—	—	—	110,719	110,719
Dividends paid to CNH Industrial America LLC	—	—	—	(210,000)	(210,000)
Foreign currency translation adjustment	—	—	45,585	—	45,585
Stock compensation	—	(39)	—	—	(39)
Pension liability adjustment, net of tax	—	—	307	—	307
Change in derivative financial instruments, net of tax	—	—	2,108	—	2,108
BALANCE - September 30, 2017	$—	$844,061	$(96,136)	$567,473	$1,315,398
BALANCE - January 1, 2018	$—	$843,559	$(100,163)	$632,243	$1,375,639
Net income	—	—	—	128,712	128,712
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	(23,475)	—	(23,475)
Stock compensation	—	423	—	—	423
Pension liability adjustment, net of tax	—	—	276	—	276
Change in derivative financial instruments, net of tax	—	—	719	—	719
BALANCE - September 30, 2018	$—	$843,982	$(122,643)	$700,955	$1,422,294

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

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, which should be read in conjunction with the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017. Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, which is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected. Certain items in prior periods have been reclassified to conform the current presentation.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted ASU 2016-18 on a retrospective basis as of January 1, 2018. The impact to the consolidated statement of cash flows for the nine months ended September 30, 2017 was to increase cash flows from changes in accounts payable and other accrued liabilities by $8,566, eliminate cash flows from changes in restricted cash of $180,661, and to increase cash, cash equivalents and restricted cash by $172,095.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The amendments in this update require that an employer disaggregate the service cost component from other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018, which did not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which amends ASC 825-10, Financial Instruments – Overall. This ASU changes the treatment for available-for-sale equity investments by recognizing unrealized fair value changes directly in net income, and no longer in other comprehensive income. ASU 2016-01 is effective January 1, 2018, with the cumulative-effect adjustment from initially applying the new standard recognized in the consolidated statement of financial position as of January 1, 2018. The Company adopted this standard on January 1, 2018, which did not have a material impact on its consolidated financial statements.

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes ASC 840, Leases. Subsequently, the FASB has issued additional ASUs, which further clarify this guidance. The ASU’s most prominent change is the requirement for lessees to recognize leased assets and liabilities classified as operating leases under the previous standard. The ASU does not significantly change the lessee’s recognition,

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. It is effective for annual reporting periods beginning after December 15, 2018 including interim periods within those fiscal years and early adoption is permitted. The ASU requires a modified retrospective transition approach and provides certain optional transition reliefs. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes ASC 326, Financial Instruments – Credit Losses. The ASU introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Additional disclosures about significant estimates and credit quality are also required. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which amends ASC 202, Income Statement – Reporting Comprehensive Income. In December 2017, the U.S. government enacted new tax legislation (the “U.S. Tax Reform”). Included in the provisions of U.S. Tax Reform is a reduction of the corporate income tax rate from 35 percent to 21 percent. U.S. GAAP requires that remeasurement of deferred taxes to the new corporate tax rate occur in the period in which the legislation is enacted. The deferred tax adjustment is recorded in the provision for income taxes, including items for which the tax effects were originally recorded in other comprehensive income (“OCI”). This treatment results in the items in OCI reflecting a disproportionate tax rate, a result often referred to as stranded tax effects. This ASU allows a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from tax reform. ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018 including interim periods within those fiscal years and early adoption is permitted. The ASU can be adopted at the beginning of an interim or annual period or retrospectively to each period affected by tax reform. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2021, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2021 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (“ASU 2018-15”), which expands upon the guidance set forth in ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2018-15 aligns the requirements for capitalization of implementation costs in a cloud computing service contract with those requirements for

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

capitalization of implementation costs incurred for an internal-use software license. ASU 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted in any interim period for which financial statements have not been issued. ASU 2018-15 may be applied prospectively from the date the guidance is first applied or retrospectively. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In August 2018, the SEC adopted a final rule that amends certain disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. However, the guidance also added requirements for registrants to include in their interim financial statements a reconciliation of changes in stockholders’ equity for each period for which an income statement is required (both year-to-date and quarterly periods). The final rule is effective for all filings made on or after November 5, 2018. However, the SEC staff said it would not object to a registrant waiting to comply with the new interim disclosure requirement until the filing for the quarter that begins after the effective date. As a result, the Company plans to adopt the new interim disclosure requirement in its Form 10-Q for the three months ended March 31, 2019. The Company is currently evaluating the impact compliance with this rule will have on its consolidated financial statements.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) includes net income plus other comprehensive income, which includes foreign currency translation gains and losses, certain changes in pension plans and changes in fair value of certain derivatives designated as cash flow hedges.

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended September 30, 2018:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(133,685)	$(4,693)	$2,325	$(136,053)
Tax asset	—	1,726	(615)	1,111
Beginning balance, net of tax	(133,685)	(2,967)	1,710	(134,942)
Other comprehensive income (loss) before reclassifications	11,493	(58)	1,114	12,549
Amounts reclassified from accumulated other comprehensive income (loss)	—	165	(128)	37
Tax effects	—	(26)	(261)	(287)
Net current-period other comprehensive income (loss)	11,493	81	725	12,299
Total	$(122,192)	$(2,886)	$2,435	$(122,643)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the nine months ended September 30, 2018:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(98,717)	$(4,952)	$2,333	$(101,336)
Tax asset	—	1,790	(617)	1,173
Beginning balance, net of tax	(98,717)	(3,162)	1,716	(100,163)
Other comprehensive income (loss) before reclassifications	(23,475)	(130)	1,031	(22,574)
Amounts reclassified from accumulated other comprehensive income (loss)	—	496	(53)	443
Tax effects	—	(90)	(259)	(349)
Net current-period other comprehensive income (loss)	(23,475)	276	719	(22,480)
Total	$(122,192)	$(2,886)	$2,435	$(122,643)

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The reclassifications out of AOCI and the location on the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017	Affected Line Item
Amortization of defined benefit pension items:
	$(165)	$(237)	$(496)	$(700)	Various line items individually insignificant
	(165)	(237)	(496)	(700)	Income before taxes
	40	91	122	264	Income tax benefit
	$(125)	$(146)	$(374)	$(436)	Net of tax
Unrealized losses on derivatives:
	$128	$(184)	$53	$(524)	Interest expense to third parties
	128	(184)	53	(524)	Income before taxes
	(34)	49	(14)	139	Income tax benefit
	$94	$(135)	$39	$(385)	Net of tax

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of September 30, 2018 and December 31, 2017 is as follows:

	September 30,	December 31,
	2018	2017
Retail	$715,312	$768,502
Wholesale	703,069	671,740
Wholesale factoring	8,411	235,834
Finance lease	61,509	58,198
Restricted receivables	8,502,689	8,766,467
Gross receivables	9,990,990	10,500,741
Less: Allowance for credit losses	(77,419)	(79,196)
Total receivables, net	$9,913,571	$10,421,545

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Retail	$5,744,328	$6,042,186
Wholesale	2,758,361	2,724,281
Total restricted receivables	$8,502,689	$8,766,467

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

Allowance for credit losses activity for the three months ended September 30, 2018 is as follows:

	Retail	Wholesale	Wholesale Factoring	Total
Allowance for credit losses:
Beginning balance	$70,316	$6,486	$50	$76,852
Charge-offs	(8,563)	—	—	(8,563)
Recoveries	765	3	—	768
Provision (benefit)	7,824	509	(47)	8,286
Foreign currency translation and other	66	8	2	76
Ending balance	$70,408	$7,006	$5	$77,419

Allowance for credit losses activity for the nine months ended September 30, 2018 is as follows:

	Retail	Wholesale	Wholesale Factoring	Total
Allowance for credit losses:
Beginning balance	$73,610	$5,444	$142	$79,196
Charge-offs	(28,830)	(187)	—	(29,017)
Recoveries	2,912	67	—	2,979
Provision (benefit)	22,831	1,696	(131)	24,396
Foreign currency translation and other	(115)	(14)	(6)	(135)
Ending balance	$70,408	$7,006	$5	$77,419
Ending balance: individually evaluated for impairment	$16,102	$4,435	$—	$20,537
Ending balance: collectively evaluated for impairment	$54,306	$2,571	$5	$56,882
Receivables:
Ending balance	$6,521,149	$3,461,430	$8,411	$9,990,990
Ending balance: individually evaluated for impairment	$32,464	$26,504	$—	$58,968
Ending balance: collectively evaluated for impairment	$6,488,685	$3,434,926	$8,411	$9,932,022

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended September 30, 2017 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$80,440	$4,734	$85,174
Charge-offs	(10,021)	—	(10,021)
Recoveries	446	9	455
Provision	8,822	29	8,851
Foreign currency translation and other	(466)	21	(445)
Ending balance	$79,221	$4,793	$84,014

Allowance for credit losses activity for the nine months ended September 30, 2017 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$78,047	$6,848	$84,895
Charge-offs	(32,296)	(2,016)	(34,312)
Recoveries	2,442	17	2,459
Provision (benefit)	32,043	(94)	31,949
Foreign currency translation and other	(1,015)	38	(977)
Ending balance	$79,221	$4,793	$84,014
Ending balance: individually evaluated for impairment	$22,044	$2,170	$24,214
Ending balance: collectively evaluated for impairment	$57,177	$2,623	$59,800
Receivables:
Ending balance	$7,108,878	$3,556,478	$10,665,356
Ending balance: individually evaluated for impairment	$44,094	$33,871	$77,965
Ending balance: collectively evaluated for impairment	$7,064,784	$3,522,607	$10,587,391

Allowance for credit losses activity for the year ended December 31, 2017 is as follows:

	Retail	Wholesale	Wholesale Factoring	Total
Allowance for credit losses:
Beginning balance	$78,047	$6,848	$—	$84,895
Charge-offs	(46,460)	(2,374)	—	(48,834)
Recoveries	4,045	20	—	4,065
Provision	39,842	919	137	40,898
Foreign currency translation and other	(1,864)	31	5	(1,828)
Ending balance	$73,610	$5,444	$142	$79,196
Ending balance: individually evaluated for impairment	$18,018	$2,920	$—	$20,938
Ending balance: collectively evaluated for impairment	$55,592	$2,524	$142	$58,258
Receivables:
Ending balance	$6,868,886	$3,396,021	$235,834	$10,500,741
Ending balance: individually evaluated for impairment	$38,807	$43,912	$—	$82,719
Ending balance: collectively evaluated for impairment	$6,830,079	$3,352,109	$235,834	$10,418,022

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

A breakdown of the retail portfolio by the customer’s risk grade at the time of origination as of September 30, 2018 and December 31, 2017 is as follows:

	September 30,	December 31,
	2018	2017
Titanium	$3,446,228	$3,734,313
Platinum	1,958,664	2,002,791
Gold	933,294	952,404
Silver	149,666	146,051
Bronze	33,297	33,327
Total	$6,521,149	$6,868,886

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

A breakdown of the wholesale portfolio by its credit quality indicators as of September 30, 2018 and December 31, 2017 is as follows:

	September 30,	December 31,
	2018	2017
A	$1,490,875	$1,222,813
B	1,298,798	1,425,591
C	502,039	439,353
D	169,718	308,264
Total	$3,461,430	$3,396,021

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

The aging of receivables as of September 30, 2018 is as follows:

							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$20,725	$5,525	$24,956	$51,206	$5,281,963	$5,333,169	$6,581
Canada	$1,946	$487	$2,860	$5,293	$1,182,687	$1,187,980	$1,170
Wholesale
United States	$651	$34	$1,363	$2,048	$2,680,102	$2,682,150	$450
Canada	$17	$—	$46	$63	$779,217	$779,280	$17
Wholesale Factoring	$111	$1,753	$2,145	$4,009	$4,402	$8,411	$—
Total
Retail	$22,671	$6,012	$27,816	$56,499	$6,464,650	$6,521,149	$7,751
Wholesale	$668	$34	$1,409	$2,111	$3,459,319	$3,461,430	$467
Wholesale factoring	$111	$1,753	$2,145	$4,009	$4,402	$8,411	$—

The aging of receivables as of December 31, 2017 is as follows:

							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$27,590	$8,412	$37,004	$73,006	$5,532,329	$5,605,335	$6,232
Canada	$2,010	$585	$2,837	$5,432	$1,258,119	$1,263,551	$665
Wholesale
United States	$802	$1	$236	$1,039	$2,658,716	$2,659,755	$179
Canada	$22	$—	$6	$28	$736,238	$736,266	$6
Wholesale Factoring	$5,652	$1,390	$—	$7,042	$228,792	$235,834	$—
Total
Retail	$29,600	$8,997	$39,841	$78,438	$6,790,448	$6,868,886	$6,897
Wholesale	$824	$1	$242	$1,067	$3,394,954	$3,396,021	$185
Wholesale factoring	$5,652	$1,390	$—	$7,042	$228,792	$235,834	$—

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of September 30, 2018 and December 31, 2017, the Company’s recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances, allowances and average recorded investment (based on a ten-month average and thirteen-month average, respectively) are as follows:

	September 30, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$31,424	$30,153	$15,194	$32,962
Canada	$1,040	$988	$908	$1,154
Wholesale
United States	$26,504	$25,357	$4,435	$36,405
Total
Retail	$32,464	$31,141	$16,102	$34,116
Wholesale	$26,504	$25,357	$4,435	$36,405

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$38,035	$36,187	$17,518	$39,917
Canada	$772	$716	$500	$1,084
Wholesale
United States	$43,912	$43,531	$2,920	$49,469
Total
Retail	$38,807	$36,903	$18,018	$41,001
Wholesale	$43,912	$43,531	$2,920	$49,469

As of September 30, 2018 and December 31, 2017, the Company’s impaired receivables individually evaluated for impairment without an allowance were immaterial. Interest income recognized for the three and nine months ended September 30, 2018 and 2017 was immaterial.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time. The receivables on nonaccrual status as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018			December 31, 2017
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$28,039	$25,357	$53,396	$40,968	$43,531	$84,499
Canada	$2,523	$—	$2,523	$2,538	$—	$2,538

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

As of September 30, 2018, the Company had 278 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $9,408 and the post-modification value was $8,509. Additionally, the Company had 365 accounts with a balance of $17,028 undergoing bankruptcy proceedings where a concession has not yet been determined. As of September 30, 2017, the Company had 235 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $5,780 and the post-modification value was $5,092. Additionally, the Company had 453 accounts with a balance of $29,722 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended September 30, 2018 and 2017.

As of September 30, 2018 and 2017, the Company’s wholesale TDRs were immaterial.

NOTE 5: CREDIT FACILITIES AND DEBT

On August 14, 2018, the Company completed an offering of $500,000 in aggregate principal amount of its 4.200% unsecured notes due 2024, issued at a price to the public of 99.701%.

On September 26, 2018, the Company, through a bankruptcy-remote trust, issued $809,930 of amortizing asset-backed notes secured by U.S. retail receivables.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

On September 27, 2018, the Company extended the maturity date of the $1,200,000 U.S. retail committed asset-backed facility to September 27, 2020.

Unsecured facilities with banks as of September 30, 2018 totaled $830,536. These committed credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of September 30, 2018, we had $230,536 outstanding against these credit facilities. Included in the remaining available credit commitments is $348,900 maintained primarily to provide backup liquidity for commercial paper borrowings.

NOTE 6: INCOME TAXES

The effective tax rates for the three months ended September 30, 2018 and 2017 were 11.0% and 29.6%, respectively. The effective tax rate was 19.7% for the nine-month period ended September 30, 2018, compared to 30.8% for the same period in 2017. The decreases in the effective tax rates were primarily due to the passage of the U.S. Tax Reform on December 22, 2017, which reduced the U.S. corporate tax rate from 35% t to 21% and certain net discrete tax benefits, including a revision to the Company's provisional estimate of accounting for U.S Tax Reform. Excluding the discrete tax benefits, the Company’s effective tax rates would have been 23.1% and 23.2%, for the three and nine-month periods ended September 30, 2018, respectively.

The U.S. Tax Reform changed many aspects of U.S. corporate income taxation, including reducing the corporate tax rate, implementing a quasi-territorial tax system and imposing a tax on deemed repatriated earnings of certain foreign subsidiaries. The Company reasonably estimated the effects of the U.S. Tax Reform in the three months ended December 31, 2017. During the three and nine months ended September 30, 2018, the Company recognized a tax benefit in refining, in accordance with Staff Accounting Bulletin No. (“SAB”) 118, its provisional estimates of the U.S. Tax Reform as reflected in our 2017 results. During the final three months of 2018, the Company will finalize its provisional estimates of accounting for the impacts of U.S. Tax Reform, in accordance with SAB 118.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Any ineffectiveness was recorded in “Other expenses” in the consolidated statements of income and was insignificant for all periods presented. As of September 30, 2018, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 46 months. As of September 30, 2018, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $419.

The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and nine months ended September 30, 2018 and 2017.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

All of the Company’s interest rate derivatives as of September 30, 2018 and December 31, 2017 are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $3,147,985 and $3,143,737 at September 30, 2018 and December 31, 2017, respectively. The ten-month average notional amounts for the nine months ended September 30, 2018 and 2017 were $2,915,781 and $3,260,026, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of September 30, 2018 and December 31, 2017 in the consolidated balance sheets are recorded as follows:

	September 30,	December 31,
	2018	2017
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$733	$4,113
Accounts payable and other accrued liabilities:
Interest rate derivatives	$10,428	$6,698
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$4,767	$4,638
Foreign exchange contracts	6	1,393
Total	$4,773	$6,031
Accounts payable and other accrued liabilities:
Interest rate derivatives	$4,767	$4,638
Foreign exchange contracts	318	325
Total	$5,085	$4,963

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and nine months ended September 30, 2018 and 2017 are recorded in the following accounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives	$1,114	$1,802	$1,031	$2,344
Reclassified from accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives—Interest expense to third parties	128	(184)	53	(524)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$(168)	$(139)	$(11,691)	$874

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Assets
Interest rate derivatives	$5,500	$8,751
Foreign exchange contracts	6	1,393
Total assets	$5,506	$10,144
Liabilities
Interest rate derivatives	$15,195	$11,336
Foreign exchange contracts	318	325
Total liabilities	$15,513	$11,661

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$9,913,571	$9,813,399	$10,421,545	$10,379,020
Long-term debt	$6,053,864	$5,982,078	$6,332,763	$6,314,182

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

A summary of the Company’s reportable segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
United States	$170,988	$188,733	$523,185	$567,401
Canada	42,107	47,357	146,687	133,385
Eliminations	(1,814)	(1,201)	(6,079)	(3,200)
Total	$211,281	$234,889	$663,793	$697,586
Interest expense
United States	$69,761	$69,649	$203,717	$202,785
Canada	13,610	11,324	41,151	33,712
Eliminations	(1,814)	(1,201)	(6,079)	(3,200)
Total	$81,557	$79,772	$238,789	$233,297
Segment net income
United States	$30,810	$16,925	$84,449	$65,257
Canada	10,471	17,214	44,263	45,462
Total	$41,281	$34,139	$128,712	$110,719
Depreciation and amortization
United States	$44,514	$63,908	$141,215	$178,404
Canada	10,937	11,672	33,567	33,524
Total	$55,451	$75,580	$174,782	$211,928
Expenditures for equipment on operating leases
United States	$160,179	$95,662	$343,485	$382,661
Canada	29,490	20,741	87,972	76,613
Total	$189,669	$116,403	$431,457	$459,274
Provision for credit losses
United States	$7,661	$8,924	$22,475	$31,841
Canada	625	(73)	1,921	108
Total	$8,286	$8,851	$24,396	$31,949

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	September 30,	December 31,
	2018	2017
Segment assets
United States	$10,310,001	$10,738,403
Canada	2,518,382	2,838,754
Eliminations	(114,005)	(65,079)
Total	$12,714,378	$13,512,078
Managed receivables
United States	$8,015,319	$8,265,090
Canada	1,975,671	2,235,651
Total	$9,990,990	$10,500,741

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Subsidy from CNH Industrial North America
Retail	$35,618	$39,401	$112,115	$116,561
Wholesale	24,658	41,331	93,508	124,261
Operating lease	14,996	16,802	46,002	50,909
Income from Iveco Argentina
Wholesale factoring	589	—	10,881	—
Income from affiliated receivables
CNH Industrial North America	281	47	1,043	113
Total interest and other income from affiliates	$76,142	$97,581	$263,549	$291,844

Interest expense to affiliates was $1,566 and $1,158, respectively, for the three months ended September 30, 2018 and 2017 and $5,942 and $8,294, respectively, for the nine months ended September 30, 2018 and 2017. Fees charged by affiliates were $11,777 and $11,307, respectively, for the three months ended September 30, 2018 and 2017, and $35,036 and $33,948, respectively, for the nine months ended September 30, 2018 and 2017, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of September 30, 2018 and December 31, 2017, the Company had various accounts and notes receivable and debt with the following affiliates:

	September 30,	December 31,
	2018	2017
Affiliated receivables
CNH Industrial America	$84,257	$49,311
CNH Industrial Canada Ltd.	718	11,282
Other affiliates	12,447	12,540
Total affiliated receivables	$97,422	$73,133
Affiliated debt
CNH Industrial America	$50,000	$327,160
CNH Industrial Canada Ltd.	28,717	118,642
Total affiliated debt	$78,717	$445,802

Included in “Other Assets” in the accompanying balance sheet were tax receivables due from related parties of $16,810 and $3,513, respectively, as of September 30, 2018 and December 31, 2017. Accounts payable and other accrued liabilities, including tax payables, of $81,624 and $60,070, respectively, as of September 30, 2018 and December 31, 2017, were payable to related parties.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

Guarantees

The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $30,000. The guarantees are in effect for the term of the underlying funding facilities.

Commitments

The Company has various agreements to extend credit for the wholesale managed portfolio. At September 30, 2018, the total credit limit available was $6,092,405, of which $3,424,103 was utilized.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit (the “Guarantor Entities”), which are 100%-owned subsidiaries of CNH Industrial Capital LLC, guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several, and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Three Months Ended September 30, 2018
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$4,384	$48,265	$—	$52,649
Interest income on wholesale notes	—	(253)	17,464	—	17,211
Interest and other income from affiliates	17,719	46,041	65,642	(53,260)	76,142
Rental income on operating leases	—	46,659	13,368	—	60,027
Other income	—	21,711	431	(16,890)	5,252
Total revenues	17,719	118,542	145,170	(70,150)	211,281
EXPENSES
Interest expense:
Interest expense to third parties	37,971	(1,845)	43,865	—	79,991
Interest expense to affiliates	—	44,554	10,272	(53,260)	1,566
Total interest expense	37,971	42,709	54,137	(53,260)	81,557
Administrative and operating expenses:
Fees charged by affiliates	—	11,248	17,419	(16,890)	11,777
Provision for credit losses	—	2,667	5,619	—	8,286
Depreciation of equipment on operating leases	—	43,982	10,938	—	54,920
Other expenses	6	7,389	954	—	8,349
Total administrative and operating expenses	6	65,286	34,930	(16,890)	83,332
Total expenses	37,977	107,995	89,067	(70,150)	164,889
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(20,258)	10,547	56,103	—	46,392
Income tax provision (benefit)	(4,907)	4,493	5,525	—	5,111
Equity in income of consolidated subsidiaries accounted for under the equity method	56,632	50,578	—	(107,210)	—
NET INCOME	$41,281	$56,632	$50,578	$(107,210)	$41,281
COMPREHENSIVE INCOME	$53,580	$68,931	$61,309	$(130,240)	$53,580

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Nine Months Ended September 30, 2018
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$10,144	$141,336	$—	$151,480
Interest income on wholesale notes	—	(765)	49,801	—	49,036
Interest and other income from affiliates	52,789	152,299	223,010	(164,549)	263,549
Rental income on operating leases	—	140,075	41,025	—	181,100
Other income	—	67,583	1,970	(50,925)	18,628
Total revenues	52,789	369,336	457,142	(215,474)	663,793
EXPENSES
Interest expense:
Interest expense to third parties	101,982	8,815	122,050	—	232,847
Interest expense to affiliates	—	149,902	20,589	(164,549)	5,942
Total interest expense	101,982	158,717	142,639	(164,549)	238,789
Administrative and operating expenses:
Fees charged by affiliates	—	33,646	52,315	(50,925)	35,036
Provision for credit losses	—	5,578	18,818	—	24,396
Depreciation of equipment on operating leases	—	139,607	33,567	—	173,174
Other expenses	16	11,879	20,138	—	32,033
Total administrative and operating expenses	16	190,710	124,838	(50,925)	264,639
Total expenses	101,998	349,427	267,477	(215,474)	503,428
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(49,209)	19,909	189,665	—	160,365
Income tax provision (benefit)	(11,919)	6,814	36,758	—	31,653
Equity in income of consolidated subsidiaries accounted for under the equity method	166,002	152,907	—	(318,909)	—
NET INCOME	$128,712	$166,002	$152,907	$(318,909)	$128,712
COMPREHENSIVE INCOME	$106,232	$143,522	$133,371	$(276,893)	$106,232

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Balance Sheets as of September 30, 2018
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$71,621	$18,662	$—	$90,283
Restricted cash	—	—	527,808	—	527,808
Receivables, less allowance for credit losses	—	1,384,146	8,529,425	—	9,913,571
Retained interests in securitized receivables	—	—	—	—	—
Affiliated accounts and notes receivable	2,468,215	2,119,069	2,217,493	(6,707,355)	97,422
Equipment on operating leases, net	—	1,346,957	362,882	—	1,709,839
Equipment held for sale	—	183,597	20,582	—	204,179
Investments in consolidated subsidiaries accounted for under the equity method	2,764,916	2,658,976	—	(5,423,892)	—
Goodwill and intangible assets, net	—	90,981	28,020	—	119,001
Other assets	4,836	11,607	39,621	(3,789)	52,275
TOTAL	$5,237,967	$7,866,954	$11,744,493	$(12,135,036)	$12,714,378
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$1,047,478	$16,911	$3,389,903	$—	$4,454,292
Accounts payable and other accrued liabilities	300,274	2,931,437	1,175,124	(3,701,624)	705,211
Affiliated debt	—	2,152,713	935,524	(3,009,520)	78,717
Long-term debt	2,467,921	977	3,584,966	—	6,053,864
Total liabilities	3,815,673	5,102,038	9,085,517	(6,711,144)	11,292,084
Stockholder’s equity	1,422,294	2,764,916	2,658,976	(5,423,892)	1,422,294
TOTAL	$5,237,967	$7,866,954	$11,744,493	$(12,135,036)	$12,714,378

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Nine Months Ended September 30, 2018
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$32,158	$146,608	$58,353	$12,049	$249,168
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(6,283,817)	(7,080,363)	5,178,455	(8,185,725)
Collections of receivables	—	6,262,320	7,511,294	(5,178,731)	8,594,883
Change in restricted cash	—	—	—	—	—
Purchase of equipment on operating leases, net	—	(72,766)	(34,387)	—	(107,153)
Change in property and equipment and software, net	—	(4,143)	—	—	(4,143)
Net cash from (used in) investing activities	—	(98,406)	396,544	(276)	297,862
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(100,535)	(253,694)	(11,773)	(366,002)
Net change in indebtedness	27,842	(36,385)	(369,952)	—	(378,495)
Dividends paid to CNH Industrial America LLC	(60,000)	—	—	—	(60,000)
Net cash from (used in) financing activities	(32,158)	(136,920)	(623,646)	(11,773)	(804,497)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(88,718)	(168,749)	—	(257,467)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	—	160,339	715,219	—	875,558
End of period	$—	$71,621	$546,470	$—	$618,091

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Nine Months Ended September 30, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$200,310	$367,764	$171,263	$(258,663)	$480,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(5,764,415)	(6,497,555)	4,818,267	(7,443,703)
Collections of receivables	—	5,819,270	6,794,335	(4,818,615)	7,794,990
Change in restricted cash	—	—	—	—	—
Purchase of equipment on operating leases, net	—	(105,329)	(40,129)	—	(145,458)
Change in property and equipment and software, net	—	(170)	—	—	(170)
Net cash from (used in) investing activities	—	(50,644)	256,651	(348)	205,659
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(346,109)	(25,063)	259,011	(112,161)
Net change in indebtedness	9,690	(38,049)	(484,117)	—	(512,476)
Dividends paid to CNH Industrial America LLC	(210,000)	—	—	—	(210,000)
Net cash from (used in) financing activities	(200,310)	(384,158)	(509,180)	259,011	(834,637)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(67,038)	(81,266)	—	(148,304)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	—	151,654	725,438	—	877,092
End of period	$—	$84,616	$644,172	$—	$728,788

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

Trends and Economic Conditions

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended September 30, 2018, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $945 million and $388 million, respectively, representing increases of 14.7% and 21.6%, respectively, from the same period in 2017. For the nine months ended September 30, 2018, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $2,793 million and $1,113 million, respectively, representing increases of 14.7% and 19.4%, respectively, from the same period in 2017.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers (“farmers”) may affect the majority of our portfolio.

Net income was $41.3 million and $128.7 million for the three and nine months ended September 30, 2018, compared to $34.1 million and $110.7 million for the three and nine months ended September 30, 2017. The increase in net income for both periods was primarily due to lower depreciation of equipment on operating leases, a lower provision for credit losses and a decrease in U.S. federal income taxes following the enactment of the U.S. Tax Cuts and Jobs Act (the “U.S. Tax Reform”), partially offset by a reduced net interest income. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.6% at September 30, 2018, 0.8% at December 31, 2017 and 0.9% at September 30, 2017.

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

Results of Operations

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Revenues

Revenues for the three and nine months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2018	2017	$ Change	% Change
Interest income on retail notes and finance leases	$52,649	$50,592	$2,057	4.1%
Interest income on wholesale notes	17,211	16,772	439	2.6
Interest and other income from affiliates	76,142	97,581	(21,439)	(22.0)
Rental income on operating leases	60,027	63,291	(3,264)	(5.2)
Other income	5,252	6,653	(1,401)	(21.1)
Total revenues	$211,281	$234,889	$(23,608)	(10.1)%

	Nine Months Ended
	September 30,
	2018	2017	$ Change	% Change
Interest income on retail notes and finance leases	$151,480	$149,783	$1,697	1.1%
Interest income on wholesale notes	49,036	48,827	209	0.4
Interest and other income from affiliates	263,549	291,844	(28,295)	(9.7)
Rental income on operating leases	181,100	189,016	(7,916)	(4.2)
Other income	18,628	18,116	512	2.8
Total revenues	$663,793	$697,586	$(33,793)	(4.8)%

Revenues totaled $211.3 million and $663.8 million for the three and nine months ended September 30, 2018, respectively, compared to $234.9 million and $697.6 million for the same periods in 2017. The quarter-over-quarter decrease was driven by a lower average portfolio and a lower average yield. The year-over-year decrease was driven by a lower average portfolio. The average yield for the managed portfolio was 7.0% and 7.4% for the three months ended September 30, 2018 and 2017, respectively, and 7.3% for the nine months ended September 30, 2018 and 2017.

Interest income on retail notes and finance leases for the three and nine months ended September 30, 2018 was $52.6 million and $151.5 million, respectively, representing an increase of $2.1 million and $1.7 million, respectively, from the same periods in 2017. For the third quarter, the increase was primarily due to a $6.3 million favorable impact from higher interest rates, partially offset by a $4.2 million unfavorable impact from lower average earning assets. For the nine months ended September 30, 2018, compared to the same period in 2017, the increase was primarily due to a $13.4 million favorable impact from higher interest rates, partially offset by a $11.7 million unfavorable impact from lower average earning assets.

Interest income on wholesale notes for the three and nine months ended September 30, 2018 was $17.2 million and $49.0 million, respectively, representing an increase of $0.4 million and $0.2 million, respectively, from the same periods in 2017.

Interest and other income from affiliates for the three and nine months ended September 30, 2018 was $76.1 million and $263.5 million, respectively, compared to $97.6 million and $291.8 million, respectively, for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2018, compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $35.6 million and $112.1 million, respectively, a decrease of $3.8 million and $4.4 million, respectively, from the same periods in 2017. The decreases were primarily due to lower average retail receivables. For the three and nine months ended September 30, 2018, compensation from CNH Industrial North America for wholesale marketing programs was $24.7 million and $93.5 million, respectively, a decrease of $16.7 million and $30.8 million, respectively, from the same periods in 2017. The decreases were primarily due to changes in pricing strategy. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $15.0 million and $46.0 million for the three and nine months ended September 30, 2018, a decrease of $1.8 million and $4.9 million, respectively, from the same periods in 2017. The decreases were primarily due to lower average earning assets. Also included in interest and other income from affiliates for the three and nine months ended September 30, 2018 was $0.6 million and $10.9 million, respectively, of wholesale factoring income.

Rental income on operating leases for the three and nine months ended September 30, 2018 was $60.0 million and $181.1 million, representing a decrease of $3.3 million and $7.9 million, respectively, from the same periods in 2017. The third quarter decrease was primarily due to a $4.3 million unfavorable impact from lower average earning assets, partially offset by a $1.0 million favorable impact from higher rates. For the nine months ended September 30, 2018, compared to the same period in 2017, the decrease was primarily due to a $12.9 million unfavorable impact from lower average earning assets, partially offset by a $5.0 million favorable impact from higher rates.

Other income for the three and nine months ended September 30, 2018 was $5.3 million and $18.6 million, representing a decrease of $1.4 million and an increase of $0.5 million from the same periods in 2017.

Expenses

Expenses for the three and nine months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2018	2017	$ Change	% Change
Total interest expense	$81,557	$79,772	$1,785	2.2%
Fees charged by affiliates	11,777	11,307	470	4.2
Provision for credit losses	8,286	8,851	(565)	(6.4)
Depreciation of equipment on operating leases	54,920	75,030	(20,110)	(26.8)
Other expenses	8,349	11,403	(3,054)	(26.8)
Total expenses	$164,889	$186,363	$(21,474)	(11.5)%

	Nine Months Ended
	September 30,
	2018	2017	$ Change	% Change
Total interest expense	$238,789	$233,297	$5,492	2.4%
Fees charged by affiliates	35,036	33,948	1,088	3.2
Provision for credit losses	24,396	31,949	(7,553)	(23.6)
Depreciation of equipment on operating leases	173,174	210,332	(37,158)	(17.7)
Other expenses	32,033	28,032	4,001	14.3
Total expenses	$503,428	$537,558	$(34,130)	(6.3)%

Interest expense totaled $81.6 million and $238.8 million for the three and nine months ended September 30, 2018, respectively, compared to $79.8 million and $233.3 million for the same periods in 2017. For the three months ended September 30, 2018, the increase was primarily due to a $8.0 million unfavorable impact from higher average interest rates, partially offset by a $6.2 million favorable impact from lower average total debt. For the nine months ended September 30, 2018, the increase was primarily due to a $20.6 million unfavorable impact from higher average interest rates, partially offset by a $15.1 million favorable impact from lower average total debt. The average debt cost was 3.0% for the nine months ended September 30, 2018 compared to 2.7% for the nine months ended September 30, 2017.

The provision for credit losses was $8.3 million and $24.4 million for the three and nine months ended September 30, 2018, respectively, compared to $8.9 million and $31.9 million for the same periods in 2017. The decreases in 2018 were primarily due to lower retail losses.

Depreciation of equipment on operating leases was $54.9 million and $173.2 million for the three and nine months ended September 30, 2018, respectively, compared to $75.0 million and $210.3 million, respectively, for the same periods in 2017. The decreases were primarily due to updated depreciation estimates and a smaller operating lease portfolio.

Other expenses were $8.3 million and $32.0 million for the three and nine months ended September 30, 2018, respectively, compared to $11.4 million and $28.0 million for the same periods in 2017. For the three months ended September 30, 2018, the decrease was primarily due to lower losses on equipment held for sale. The increase for the nine months ended September 30, 2018 was primarily due to foreign exchange.

The effective tax rates for the three months ended September 30, 2018 and 2017 were 11.0% and 29.6%, respectively. The effective tax rate was 19.7% for the nine-month period ended September 30, 2018, compared to 30.8% for the same period in 2017. The decreases in the effective tax rates were primarily due to the passage of the U.S. Tax Reform on December 22, 2017, which reduced the U.S. corporate tax rate from 35% to 21%, and certain net discrete tax benefits, including a revision to the Company’s provisional estimate of accounting for U.S. Tax Reform. Excluding the discrete tax benefits, the Company’s effective tax rates would have been 23.1% and 23.2%, for the three and nine-month periods ended September 30, 2018, respectively.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and nine months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2018	2017	$ Change	% Change
Retail	$733,609	$695,605	$38,004	5.5%
Wholesale	2,040,590	1,898,726	141,864	7.5
Wholesale factoring	—	—	—	—
Equipment on operating leases	189,669	116,403	73,266	62.9
Total originations	$2,963,868	$2,710,734	$253,134	9.3%

	Nine Months Ended
	September 30,
	2018	2017	$ Change	% Change
Retail	$2,040,534	$1,951,627	$88,907	4.6%
Wholesale	5,967,433	5,450,837	516,596	9.5
Wholesale factoring	177,758	—	177,758	—
Equipment on operating leases	431,457	459,274	(27,817)	(6.1)
Total originations	$8,617,182	$7,861,738	$755,444	9.6%

Retail and wholesale originations increased in the three and nine months ended September 30, 2018 compared to the same periods in 2017, primarily due to an increase in unit sales of CNH Industrial North America equipment. For the three months ended September 30, 2018, the increase in operating lease originations was primarily due to seasonal programming and timing of larger accounts. The decrease in operating lease originations for the nine months ended September 30, 2018 was primarily due to lower demand for leasing of used equipment.

Total receivables and equipment on operating leases held as of September 30, 2018, December 31, 2017 and September 30, 2017 were as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2018	2017	2017
Retail	$6,521,149	$6,868,886	$7,108,878
Wholesale	3,461,430	3,396,021	3,556,478
Wholesale factoring	8,411	235,834	—
Equipment on operating leases	1,709,839	1,781,489	1,809,048
Total receivables and equipment on operating leases	$11,700,829	$12,282,230	$12,474,404

The total retail receivables balance 30 days or more past due as a percentage of the retail receivables was 0.9% at September 30, 2018, 1.1% at December 31, 2017 and 1.3% at September 30, 2017. The total wholesale receivables balance 30 days or more past due as a percentage of the wholesale receivables was not significant at September 30, 2018, December 31, 2017 or September 30, 2017. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $30.6 million, $43.5 million and $50.9 million at September 30, 2018, December 31, 2017 and September 30, 2017, respectively. Total wholesale receivables on nonaccrual status were $25.4 million, $43.5 million and $33.6 million at September 30, 2018, December 31, 2017 and September 30, 2017, respectively.

Total receivable write‑off amounts and recoveries, by product, for the three and nine months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Write-offs:
Retail	$8,563	$10,021	$28,830	$32,296
Wholesale	—	—	187	2,016
Total write-offs	8,563	10,021	29,017	34,312
Recoveries:
Retail	(765)	(446)	(2,912)	(2,442)
Wholesale	(3)	(9)	(67)	(17)
Total recoveries	(768)	(455)	(2,979)	(2,459)
Write-offs, net of recoveries:
Retail	7,798	9,575	25,918	29,854
Wholesale	(3)	(9)	120	1,999
Total write-offs, net of recoveries	$7,795	$9,566	$26,038	$31,853

Our allowance for credit losses on all receivables financed totaled $77.4 million at September 30, 2018, $79.2 million at December 31, 2017 and $84.0 million at September 30, 2017.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of September 30, 2018.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs. To add more diversity to our funding structure, we established a commercial paper program during 2017 and continued to access the unsecured bond market. As of September 30, 2018, our outstanding unsecured senior notes totaled $3.0 billion and our outstanding commercial paper totaled $349 million. We expect continued changes to our funding profile, with less reliance on the securitization market.

Cash Flows

For the nine months ended September 30, 2018 and 2017, our cash flows were as follows (dollars in thousands):

	2018	2017
Cash flows from (used in):
Operating activities	$249,168	$480,674
Investing activities	297,862	205,659
Financing activities	(804,497)	(834,637)
Net cash increase (decrease)	$(257,467)	$(148,304)

Operating activities in the nine months ended September 30, 2018 generated cash of $249 million, resulting primarily from net income of $129 million, adjusted by depreciation and amortization of $175 million and provision for credit losses of $24 million, partially offset by deferred tax benefits of $10 million and changes in working capital of $69 million. The decrease in cash provided by operating activities for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to $182 million related to changes in working capital, a $23 million change in deferred income tax, a $37 million decrease in depreciation and amortization expense and a $8 million decrease in provision for credit losses, partially offset by a $18 million increase in net income.

Investing activities in the nine months ended September 30, 2018 generated cash of $298 million, resulting primarily from a net reduction in receivables of $409 million, partially offset by $107 million in net expenditures for equipment on operating leases and $4 million in net expenditures for property, equipment and software. The increase in cash provided by investing activities for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to a $58 million net decrease receivables acquired and a $38 million reduction in net expenditures for equipment on operating leases, partially offset by a $4 million increase in expenditures for property, equipment and software.

Financing activities in the nine months ended September 30, 2018 used cash of $804 million, resulting primarily from net cash paid on long-term debt and affiliated debt of $517 million and $366 million, respectively, and $60 million in dividends paid to CNH Industrial America, partially offset by net cash received on short-term borrowings of $139 million. The decrease in cash used in financing activities in the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to an increase in net cash from short-term borrowings of $142 million and lower dividends of $150 million paid to CNH Industrial America, partially offset by increases in net cash paid on affiliated debt and long-term debt of $254 million and $8 million, respectively.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost‑effective financing source and allows access to a wide investor base. CNH Industrial Capital has completed public and private issuances of asset‑backed securities in both the U.S. and Canada and, as of September 30, 2018, the amounts outstanding were approximately $5.1 billion. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset‑Backed Facilities

CNH Industrial Capital has committed asset‑backed facilities with several banks or through their commercial paper conduit programs. Committed asset‑backed facilities for the U.S. and Canada totaled $2.8 billion at September 30, 2018, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At September 30, 2018, approximately $1.2 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

Unsecured facilities with banks as of September 30, 2018 totaled $831 million. These committed credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of September 30, 2018, we had $231 million outstanding against these credit facilities.

Included in the remaining available credit commitments is $349 million maintained primarily to provide backup liquidity for commercial paper borrowings.

As of September 30, 2018, our outstanding unsecured senior notes were as follows (dollars in thousands):

3.375% notes, due 2019	$500,000
4.375% notes, due 2020	600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
4.200% notes, due 2024	500,000
Discounts and unamortized issuance costs	(20,829)
Total	$2,979,171

These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

On August 14, 2018, we completed an offering of $500,000 in aggregate principal amount of our 4.200% unsecured notes due 2024, issued at a price to the public of 99.701%.

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

The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured debt securities by the rating agencies engaged by us are the same as the corporate ratings for CNHI. The ratings as of September 30, 2018 were as follows:

	Senior Long-Term	Short-Term	Outlook
Fitch Ratings	BBB-	F-3	Stable
Standard & Poor's	BBB	A-2	Stable
Moody's Investor Service, Inc.	Ba1	Unrated	Positive

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third‑party financing options. We had affiliated debt of $79 million and $446 million as of September 30, 2018 and December 31, 2017, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at September 30, 2018 and December 31, 2017 was $1.4 billion. For the nine months ended September 30, 2018, CNH Industrial Capital LLC paid cash dividends of $60 million to CNH Industrial America.

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

Other Data

	As of or for the Nine Months
	Ended September 30,
	2018	2017
	(Dollars in thousands)
Total managed receivables	$9,990,990	$10,665,356
Operating lease equipment	1,709,839	1,809,048
Total managed portfolio	$11,700,829	$12,474,404
Delinquency (1)	0.63%	0.87%
Average managed receivables	$10,174,099	$10,741,227
Net credit loss (2)	0.38%	0.39%
Profitability: (3)
Return on average managed portfolio (4)	1.46%	1.18%
Asset Quality:
Allowance for credit losses/total receivables	0.77%	0.79%

(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means write-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Nine months ended September 30, 2018 and 2017 annualized.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.

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

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2017 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended September 30, 2018.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10‑K (Part I, Item 1A). There was no material change in our risk factors during the nine months ended September 30, 2018.

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
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, (v) Consolidated Statements of Changes in Stockholder’s Equity for the nine months ended September 30, 2018 and 2017 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: November 13, 2018	By:	/s/ BRETT D. DAVIS

		Name:	Brett D. Davis
		Title:	Chairman and President