Form 10-K
period 2018-12-31
CNH Industrial Capital LLC
filed 2019-03-01
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

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

As of March 2, 2019, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I

Item 1.  Business

Overview

CNH Industrial Capital LLC (together with its consolidated subsidiaries, “CNH Industrial Capital,” the “Company” or “we”) is an indirect wholly‑owned subsidiary of CNH Industrial N.V. (“CNHI” and together with its consolidated subsidiaries, “CNH Industrial”) and is headquartered in Racine, Wisconsin. As a captive finance company, our primary business is to underwrite and manage financing products for end‑use customers and dealers of CNH Industrial America LLC (“CNH Industrial America”) and CNH Industrial Canada Ltd. (collectively, “CNH Industrial North America”) and provide other related financial products and services to support the sale of agricultural and construction equipment sold by CNH Industrial North America. We also provide wholesale and retail financing related to new and used equipment manufactured by entities other than CNH Industrial North America. We are often able to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or parts and service incentives), due to our participation in subsidized financing programs sponsored by CNH Industrial North America, which reimburses us for some or all of the cost of such terms. The primary operating subsidiaries of CNH Industrial Capital LLC include CNH Industrial Capital America LLC (“CNH Industrial Capital America”), New Holland Credit Company, LLC (“New Holland Credit”) and CNH Industrial Capital Canada Ltd. (“CNH Industrial Capital Canada”). CNH Industrial Capital America is the primary financing and business entity of CNH Industrial Capital for the United States that enters into retail and wholesale financing arrangements with end‑use customers and equipment dealers, and CNH Industrial Capital Canada performs the same functions in Canada, while New Holland Credit acts as the servicer for retail and wholesale receivables originated by CNH Industrial Capital America.

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

CNH Industrial Capital offers retail loan and lease financing to end‑use customers for the purchase of new and used equipment and components, as well as other financial services. CNH Industrial Capital also provides wholesale financing to CNH Industrial North America equipment dealers and distributors (all of which are independently owned and operated). Wholesale financing consists primarily of dealer floorplan financing and gives dealers the ability to maintain a representative inventory of new products. In addition, CNH Industrial Capital provides financing to dealers for used equipment taken in trade, equipment utilized in dealer‑owned rental yards, parts inventory, working capital and other financing needs. CNH Industrial Capital Canada purchases short-term wholesale receivables at a discount (“wholesale factoring”) from Iveco Argentina S.A. (“Iveco Argentina”), an indirect wholly-owned subsidiary of CNHI, from time to time. The purchase is consistent with factoring arrangements between CNHI’s industrial and financial services companies. As a holding company, CNH Industrial Capital LLC generally does not conduct operations of its own, but relies on its subsidiaries for the generation and distribution of profits.

CNH Industrial Capital’s revenue is primarily generated through the income of its portfolio and the income generated through marketing programs with CNH Industrial North America. The size of the portfolio is in part related to the level of equipment sales by CNH Industrial North America. The portfolio profitability is linked to the difference between lending and borrowing rates, the credit quality of the borrowers and the value of collateral. For each of the years ended December 31, 2018 and 2017, the percentage of revenue derived by us from CNH Industrial North America and other CNH Industrial subsidiaries was 39% and 42%, respectively.

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

As of December 31, 2018, CNH Industrial Capital had total assets of $12.9 billion and total stockholder’s equity of $1.4 billion. For the year ended December 31, 2018, CNH Industrial Capital had total revenues of $878.4 million and net income of $156.8 million. As of December 31, 2018, CNH Industrial Capital had outstanding debt (excluding debt owed to affiliates) of $10.6 billion, approximately 63% of which represented secured debt as of such date.

Relationship with CNH Industrial

CNH Industrial organizes its operations into five operating segments: Agricultural Equipment, Construction Equipment, Commercial Vehicles, Powertrain and Financial Services. CNH Industrial’s five segments design, produce, market, sell and finance agricultural and construction equipment, trucks, commercial vehicles, buses and specialty vehicles for firefighting, defense and other uses, as well as engines, transmissions and axles for those vehicles and engines for marine and power generation applications. CNH Industrial has industrial and financial services companies located in 44 countries and a commercial presence in approximately 180 countries around the world.

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

As of December 31, 2018 and 2017, CNH Industrial had total assets of $46.1 billion and $48.3 billion and total equity of $5.1 billion and $4.2 billion, respectively.

For the years ended December 31, 2018 and 2017, CNH Industrial had total revenues of $29.7 billion and $27.7 billion, respectively, and net income attributable to CNH Industrial N.V. of $1.1 billion and $272 million, respectively. For the year ended December 31, 2018, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA (United States, Canada and Mexico) were $4.0 billion and $1.5 billion, respectively, representing increases of 13% and 17% from the same period in 2017, respectively.

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

Although our primary focus is to finance CNH Industrial North America equipment, we also provide retail and wholesale financing related to new and used agricultural and construction equipment manufactured by entities other than CNH Industrial North America. We are dependent on CNH Industrial North America for substantially all of our business, with revenues related to financing provided to CNH Industrial North America dealers and retail customers purchasing and/or leasing from CNH Industrial North America and its dealers accounting for over 90% of our total revenues for the year ended December 31, 2018, and with loan portfolios attributable to such financing accounting for over 90% of our total managed receivables as of December 31, 2018.

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

We borrow from our affiliates as one of the funding sources for our operations and lending activity. As of December 31, 2018 and 2017, we had outstanding affiliate borrowings of $276.3 million and $445.8 million, respectively, representing 2.5% and 3.9% of our total indebtedness.

CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2018 and 2017, we incurred fees charged by our affiliates of $47.5 million and $46.4 million, respectively, representing 13% and 11% of our total administrative and operating expenses.

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

Products and Services

CNH Industrial Capital’s financing products and services fall into the following main categories:

Retail (69.5% of managed portfolio as of December 31, 2018):  CNH Industrial Capital provides and administers retail financing to end‑use customers for the purchase or lease of new and used CNH Industrial North America equipment or other agricultural and construction equipment sold primarily through CNH Industrial North America dealers and distributors. Retail financing products primarily include retail installment sales contracts, finance leases and operating leases to end‑use customers. The terms of retail contracts, finance leases and operating leases generally range from two to six years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America.

CNH Industrial Capital utilizes a proprietary credit scoring model as part of the retail credit approval and review process. CNH Industrial Capital also provides servicing and collection operations generally performed through its subsidiary, New Holland Credit, for the retail financing products.

Wholesale (30.5% of managed portfolio as of December 31, 2018):  CNH Industrial Capital provides wholesale financing to dealers to finance purchases of new and used agricultural and construction equipment and parts. In addition, CNH Industrial Capital extends credit to dealers for working capital and other financing needs. Currently, credit is extended to approximately 900 CNH Industrial North America dealers (with each being a separate legal entity) with approximately 1,700 locations in North America.

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

Wholesale Factoring (0.0% of managed portfolio as of December 31, 2018): CNH Industrial Capital Canada purchases short-term receivables from Iveco Argentina from time to time.

CNH Industrial Capital finances other products, including insurance and equipment protection products underwritten through a third‑party insurer.

Competition

CNH Industrial Capital’s financing products and services are intended to be competitive with those available from third parties. CNH Industrial North America sponsors certain marketing programs that allow us to offer financing to customers at competitive or advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or parts and service incentives). Under these programs, including our low‑rate financing programs or interest waiver programs, we are compensated by CNH Industrial North America for some or all of the cost of such terms. This support from CNH Industrial North America provides a material competitive advantage in offering financing to customers of CNH Industrial North America’s products.

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

Employees

As of December 31, 2018, CNH Industrial Capital had approximately 390 employees, none of which were represented by unions.

Item 1A.  Risk Factors

CNH Industrial Capital LLC is an indirect wholly-owned subsidiary of CNHI. The results of operations of the Company are primarily affected by its relationships with CNH Industrial North America.

The following risks are considered the most significant to the Company’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 15 and the other risks described in the Cautionary Note Regarding Forward‑Looking Statements beginning on page 26. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and projected future results. Except as may be required by law, we undertake no obligation to publicly update these risks or any forward‑looking statements, whether as a result of new information, future events, or otherwise.

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

As of December 31, 2018, we had an aggregate of $10.9 billion of consolidated indebtedness and our equity was $1.4 billion.

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

Our business is largely dependent upon the demand for CNH Industrial North America’s products and its customers’ willingness to enter into financing or leasing arrangements with respect thereto. A significant and prolonged decrease in demand for CNH Industrial North America’s products could have a material adverse effect on our business, financial position, results of operations and cash flows. Our primary business is to provide retail and wholesale financing alternatives for CNH Industrial North America’s products to CNH Industrial North America’s customers and dealers. The demand for CNH Industrial North America’s products and our financing products and services is influenced, in particular, by factors such as:

•	the price of agricultural commodities and the relative level of inventories;
•	the profitability of agricultural enterprises, farmers’ income and their capitalization;
•	the demand for food products;

•	CNH Industrial North America’s ability to produce products that meet the quality, performance and price expectations of customers;
•	agricultural policies, including aid and subsidies to agricultural enterprises provided by governments and/or supranational organizations as well as alternative fuel mandates;
•

withdrawal from or change in trade agreements or trade terms, negotiation of new trade agreements and the imposition of new (and retaliatory) tariffs against certain countries or covering certain products or raw materials;

•	change in or uncertainty surrounding global trade policies;
•	unfavorable climatic conditions, especially during the spring, a particularly important period for generating CNH Industrial North America’s sales orders;
•	public infrastructure spending;
•	new residential and non-residential construction;
•	capital spending in oil and gas and, to a lesser extent, in mining; and
•	changes in currency exchange rates and interest rates.

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

Change in support from CNH Industrial North America could limit our ability to offer competitively priced financing, which may have a material adverse effect on our business, financial position, results of operations and cash flows.

CNH Industrial North America sponsors certain marketing programs that allow us to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or parts and service incentives). This support from CNH Industrial North America provides a material competitive advantage in offering financing to customers of CNH Industrial North America’s products. Any elimination or reduction of these marketing programs, which affects our ability to offer competitively priced financing to customers, could in turn reduce the percentage of CNH Industrial North America’s products financed by us and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the years ended December 31, 2018, 2017 and 2016, the revenues recognized by us from CNH Industrial North America for marketing programs were $333.8 million, $392.9 million and $398.4 million, respectively, representing 38%, 42% and 42% , respectively, of our total revenues.

CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2018, 2017 and 2016, we incurred fees charged by our affiliates of $47.5 million, $46.4 million and $45.2 million, respectively, representing 13%, 11% and 13%, respectively, of our total administrative and operating expenses.

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

Because a significant number of our receivables are generated at fixed interest rates, our business is subject to fluctuations in interest rates. Although we seek to match fund our assets, with approximately 64% of our receivables and approximately 77% of our funding at a fixed rate, respectively, as of December 31, 2018, changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow.

We are subject to currency exchange risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, the reporting currency for the consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in other currencies. Those assets, liabilities, expenses and revenues are translated into the U.S. dollar at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items reflected in the consolidated financial statements, even if their value remains unchanged in the original currency. Changes in currency exchange rates between the U.S. dollar and other currencies could adversely affect our financial position and results of operations.

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

The transition from LIBOR as an interest rate benchmark could subject the Company to financial risks.

The London Interbank Offered Rate (“LIBOR”) is a widely accepted interest rate benchmark and is the reference rate in a number of financial instruments and contracts, including in a number of our wholesale receivables agreements. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR announced that it intends to stop compelling banks to submit LIBOR rates after 2021. In April 2018, the Federal Reserve Bank of New York commenced publication of three reference rates based on overnight United States Treasury repurchase agreement transactions, including the Secured Overnight Financing Rate (“SOFR”), which has been recommended as an alternative to United States dollar LIBOR by the Alternative Reference Rates Committee. Uncertainty exists as to the transition process and acceptance of SOFR as the primary alternative to LIBOR. The transition from LIBOR to SOFR or another benchmark rate could have adverse effects on our financial position, results of operations and cash flows.

Changes in government monetary or fiscal policies may negatively impact our results.

Governments may implement measures designed to slow the economic growth rate (e.g., higher interest rates, reduced bank lending and other anti-inflation measures). Rising interest rates could have a dampening effect on the overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect demand for our products and our customers’ ability to repay obligations to us. Central banks and other policy arms of many countries may take actions to vary the amount of liquidity and credit available in an economy. The impact from a change in liquidity and credit policies could negatively affect the customers and markets we serve, which could adversely impact our business, results of operations and financial condition.

If we are unable to obtain funding, in particular through the ABS market and committed asset‑backed facilities, at competitive rates, our ability to conduct our financing business may be severely impaired and our financial position, results of operations and cash flows may be materially and adversely affected.

We have traditionally relied upon the ABS market and committed asset‑backed facilities as a primary source of funding and liquidity. Access to funding at competitive rates is essential to our business. An inability to access the ABS market or a significant reduction in liquidity in the secondary market for ABS transactions could adversely affect our ability to sell receivables on a favorable or timely basis. Such conditions could have an adverse impact on our access to funding, financial position and results of operations.

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

Our operations are subject to extensive, complex and frequently changing rules, regulations and legal interpretations from various governmental authorities, which among other things:

•	regulate credit granting activities, including establishing licensing requirements;
•	establish maximum interest rates, finance and other charges;
•	regulate customers’ insurance coverage;
•	require disclosures to customers;
•	govern secured and unsecured transactions;
•	set collection, foreclosure, repossession and claims handling procedures and other trade practices;
•	prohibit discrimination in the extension of credit and administration of loans; and
•	regulate the use, handling and reporting of information related to applicants and borrowers.

As applicable laws are amended or construed differently, new laws are adopted to expand the scope of regulation imposed upon us, or existing laws prohibit interest rates we charge from rising to a level commensurate with risk and market conditions, such events could adversely affect our business and our financial position and results of operations.

New regulations or changes in financial services regulations could adversely affect us.

Our operations are highly regulated by governmental authorities which can impose significant additional costs and/or restrictions on our business. For example, the requirements of the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd‑Frank Act”), including its implementing regulations, may substantially affect our origination, servicing and securitization programs. The Dodd‑Frank Act also strengthens the regulatory oversight of these securities and related capital market activities by the SEC and increases the regulation of the ABS markets through, among other things, a mandated risk retention requirement for securitizers and a direction to regulate credit rating agencies. Other future regulations may affect our ability to engage in funding these capital market activities or increase the effective cost of such transactions, which could adversely affect our financial position, results of operations and cash flows.

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

The success of our business also depends on our ability to identify emerging industry changes and develop and market new products and services that meet the evolving needs of existing and potential customers. Increasing competition may adversely affect our business if we are unable to match the products and services of our competitors. If we are unable to effectively compete, our business, financial position and results of operations will suffer.

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

As of December 31, 2018, our total operating lease residual values were $1.4 billion.

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

Our financial statements are prepared in accordance with U.S. GAAP, which are periodically revised. At times, we are required to adopt new or revised accounting standards issued by recognized bodies. It is possible such changes could have a material adverse effect on our reported results of operations or financial position. See “Note 2: Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2018 for additional information on the adoption of new accounting guidance.

A cybersecurity breach could interfere with our operations, compromise confidential information, negatively impact our corporate reputation and expose us to liability.

We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of our business activities. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information and the proprietary information of CNH Industrial North America’s dealers, as well as personally identifiable information of our dealers, customers and our employees, in data centers and on information technology networks. Operating these information technology systems and networks, and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Increased information technology security threats and more sophisticated computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.

While we actively manage information technology security risks within our control through security measures, business continuity plans and employee training around phishing and other cyber risks, there can be no assurance that such actions will be sufficient to mitigate all potential risks to our systems, networks, data and products. Furthermore, third parties on which we rely, including internet, mobile communications technology and cloud service providers, could be sources of information security risk to us.

A failure or breach in security, whether of our systems and networks or those of third parties on which we rely, could expose us and our customers and dealers to risks of misuse of information or systems, the compromising of confidential information, loss of financial resources, manipulation and destruction of data and operations disruptions, which in turn could adversely affect our reputation, competitive position, businesses and results of operations. Security breaches could also result in litigation, regulatory action, unauthorized release of confidential or otherwise protected information and corruption of data, as well as remediation costs and higher operational and other costs of implementing further data protection measures. In addition, as security threats continue to evolve we may need to invest additional resources to protect the security of our systems and data. The amount of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.

Changes in privacy laws could disrupt our business. We are also subject to various laws regarding privacy and the protection of personal information.

The regulatory framework for privacy and data security issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. We may be required to incur significant costs to comply with privacy and data security laws, rules and regulations. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules and regulations could have an adverse effect on our business prospects, results of operations and/or financial position.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of CNH Industrial Capital LLC’s limited liability company interests are owned by CNH Industrial America, which is indirectly wholly‑owned by CNHI. There is currently no established trading market for CNH Industrial Capital LLC’s limited liability company interests. CNH Industrial Capital LLC paid cash dividends of $130 million, $285 million and $290 million to CNH Industrial America in 2018, 2017 and 2016, respectively.

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

Trends and Economic Conditions

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the year ended December 31, 2018, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in NAFTA were $4.0 billion and $1.5 billion, respectively, representing increases of 13% and 17% from the same period in 2017, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $156.8 million for the year ended December 31, 2018, compared to $250.5 million for the year ended December 31, 2017. The decrease in net income was primarily due to a one-time, positive income tax adjustment in the fourth quarter of 2017 with the enactment of the Tax Cuts and Jobs Act (“U.S. Tax Act”) and a reduced net interest margin, partially offset by lower depreciation of equipment on operating lease, and decreased provisions for credit losses. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.6%, 0.8% and 0.7% at December 31, 2018, 2017 and 2016, respectively.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

Revenues for the years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	2018	2017	$ Change	% Change
Interest income on retail notes and finance leases	$201,269	$201,533	$(264)	(0.1)%
Interest income on wholesale notes	66,899	65,721	1,178	1.8
Interest and other income from affiliates	345,933	398,258	(52,325)	(13.1)
Rental income on operating leases	241,582	251,609	(10,027)	(4.0)
Other income	22,671	21,811	860	3.9
Total revenues	$878,354	$938,932	$(60,578)	(6.5)%

Revenues totaled $878.4 million for the year ended December 31, 2018 compared to $938.9 million for the year ended December 31, 2017. A lower average managed portfolio drove the year-over-year decrease in total revenues. The average yield for the managed portfolio was 7.3% for the year ended December 31, 2018, compared to 7.4% for the year ended December 31, 2017.

Interest income on retail notes and finance leases for the year ended December 31, 2018 was $201.3 million, flat compared to the year ended December 31, 2017, as the unfavorable impact from lower average earning assets was offset by a favorable impact from higher interest rates.

Interest income on wholesale notes for the year ended December 31, 2018 was $66.9 million, representing an increase of $1.2 million from the year ended December 31, 2017. The increase was primarily due to a $2.0 million favorable impact from higher average earning assets, partially offset by a $0.8 million unfavorable impact from lower interest rates.

Interest and other income from affiliates for the year ended December 31, 2018 was $345.9 million, compared to $398.3 million for the year ended December 31, 2017. Compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $149.4 million and $157.5 million for the years ended December 31, 2018 and 2017, respectively. The decrease was primarily due to lower average retail receivables. For the year ended December 31, 2018, compensation from CNH Industrial North America for wholesale marketing programs was $123.6 million compared to $166.4 million for the prior year. The decrease was primarily due to pricing initiatives. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $60.8 million and $69.0 million for the years ended December 31, 2018 and 2017, respectively. The decrease was primarily due to lower average earning assets. Also included in interest and other income from affiliates was $10.9 million of wholesale factoring income for the year ended December 31, 2018 compared to $5.2 million for the year ended December 31, 2017.

Rental income on operating leases for the year ended December 31, 2018 was $241.6 million, representing a decrease of $10.0 million from the year ended December 31, 2017. The decrease was primarily due to a $15.5 million unfavorable impact from lower average earning assets, partially offset by a $5.5 million favorable impact from higher interest rates.

Other income for the year ended December 31, 2018 was $22.7 million, representing an increase of $0.9 million from the year ended December 31, 2017.

Expenses

Expenses for the years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	2018	2017	$ Change	% Change
Total interest expense	$325,280	$322,570	$2,710	0.8%
Fees charged by affiliates	47,475	46,431	1,044	2.2
Provision for credit losses	31,699	40,898	(9,199)	(22.5)
Depreciation of equipment on operating leases	231,805	280,765	(48,960)	(17.4)
Other expenses	43,778	44,827	(1,049)	(2.3)
Total expenses	$680,037	$735,491	$(55,454)	(7.5)%

Interest expense totaled $325.3 million for the year ended December 31, 2018 compared to $322.6 million for the year ended December 31, 2017. The increase was primarily due to a $23.9 million unfavorable impact from higher average interest rates, partially offset by a $21.2 million favorable impact from lower average total debt. The average debt cost was 3.0% for the year ended December 31, 2018 compared to 2.8% for the year ended December 31, 2017.

The provision for credit losses was $31.7 million for the year ended December 31, 2018 compared to a provision of $40.9 million for the year ended December 31, 2017. The decrease in 2018 was primarily due to lower retail losses.

Depreciation of equipment on operating leases decreased by $49.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to updated depreciation estimates and a smaller operating lease portfolio.

Other expenses decreased by $1.0 million for the year ended December 31, 2018 compared to the prior year, primarily due to lower losses on equipment held for sale and foreign exchange.

The effective tax rate for the year ended December 31, 2018 was a provision of 20.9%, compared to a benefit of 23.1% for the year ended December 31, 2017, reflecting the impact from the enactment of the U.S. Tax Act.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	2018	2017	$ Change	% Change
Retail	$2,894,344	$2,754,309	$140,035	5.1%
Wholesale	8,730,459	7,783,324	947,135	12.2
Wholesale factoring	177,758	376,946	(199,188)	(52.8)
Equipment on operating leases	680,266	635,819	44,447	7.0
Total originations	$12,482,827	$11,550,398	$932,429	8.1%

The year-over-year increase in retail, wholesale and equipment on operating lease originations was primarily due to an increase in unit sales of CNH Industrial North America agricultural equipment.

Total receivables and equipment on operating leases held as of December 31, 2018 and 2017 were as follows (dollars in thousands):

	2018	2017	$ Change	% Change
Retail	$6,441,054	$6,868,886	$(427,832)	(6.2)%
Wholesale	3,584,284	3,396,021	188,263	5.5
Wholesale factoring	—	235,834	(235,834)	(100.0)
Equipment on operating leases	1,724,217	1,781,489	(57,272)	(3.2)
Total receivables and equipment on operating leases	$11,749,555	$12,282,230	$(532,675)	(4.3)%

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.8% and 1.1% at December 31, 2018 and 2017, respectively. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at December 31, 2018 or 2017. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $28.5 million and $43.5 million at December 31, 2018 and 2017, respectively. Total wholesale receivables on nonaccrual status were $23.0 million and $43.5 million at December 31, 2018 and 2017, respectively.

Total receivable write‑off amounts and recoveries, by product, for the years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	2018	2017
Write-offs:
Retail	$39,375	$46,460
Wholesale	1,567	2,374
Total write-offs	40,942	48,834
Recoveries:
Retail	(4,702)	(4,045)
Wholesale	(71)	(20)
Total recoveries	(4,773)	(4,065)
Write-offs, net of recoveries:
Retail	34,673	42,415
Wholesale	1,496	2,354
Total write-offs, net of recoveries	$36,169	$44,769

Our allowance for credit losses on all receivables financed totaled $74.4 million at December 31, 2018 and $79.2 million at December 31, 2017.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of December 31, 2018.

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

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the years ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	2017	2016	$ Change	% Change
Retail	$2,754,309	$2,934,531	$(180,222)	(6.1)%
Wholesale	7,783,324	7,869,440	(86,116)	(1.1)
Wholesale factoring	376,946	—	376,946	—
Equipment on operating leases	635,819	723,383	(87,564)	(12.1)
Total originations	$11,550,398	$11,527,354	$23,044	0.2%

The year-over-year decrease in retail, wholesale and equipment on operating lease originations was primarily due to a decrease in unit sales of CNH Industrial North America agricultural equipment.

Total receivables and equipment on operating leases held as of December 31, 2017 and 2016 were as follows (dollars in thousands):

	2017	2016	$ Change	% Change
Retail	$6,868,886	$7,398,017	$(529,131)	(7.2)%
Wholesale	3,396,021	3,527,709	(131,688)	(3.7)
Wholesale factoring	235,834	—	235,834	—
Equipment on operating leases	1,781,489	1,858,443	(76,954)	(4.1)
Total receivables and equipment on operating leases	$12,282,230	$12,784,169	$(501,939)	(3.9)%

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 1.1% and 1.0% at December 31, 2017 and 2016, respectively. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at December 31, 2017 or 2016. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $43.5 million and $50.3 million at December 31, 2017 and 2016, respectively. Total wholesale receivables on nonaccrual status were $43.5 million and $43.4 million at December 31, 2017 and 2016, respectively.

Total receivable write‑offs and recoveries, by product, for the years ended December 31, 2017 and 2016 were as follows (dollars in thousands):

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs. To add more diversity to our funding structure, we established a commercial paper program during 2017 and continued to access the unsecured bond market. As of December 31, 2018, our outstanding commercial paper totaled $389 million and our outstanding unsecured senior notes totaled $3.0 billion. We expect continued changes to our funding profile, with less reliance on the securitization market.

Cash Flows

For the years ended December 31, 2018, 2017 and 2016, our cash flows were as follows (dollars in thousands):

	2018	2017	2016
Cash flows from (used in):
Operating activities	$362,881	$610,453	$685,070
Investing activities	52,943	289,723	380,850
Financing activities	(491,511)	(901,710)	(1,286,697)
Net cash increase (decrease)	$(75,687)	$(1,534)	$(220,777)

Operating activities in the year ended December 31, 2018 generated cash of $363 million, resulting primarily from net income of $157 million, adjusted by depreciation and amortization of $234 million, provision for credit losses of $32 million, and $28 million in deferred income tax expense, partially offset by changes in working capital of $88 million. The decrease in cash provided by operating activities in 2018 compared to 2017 was primarily due to $205 million related to changes in working capital, a $94 million decrease in net income, a $49 million decrease in depreciation and amortization expense, and a $9 million decrease in provision for credit losses, partially offset by a $109 million change in deferred income tax. Operating activities in 2017 generated cash of $610 million, resulting primarily from net income of $250 million, adjusted by depreciation and amortization of $283 million, cash from changes in working capital of $117 million, and provision for credit losses of $41 million, partially offset by $81 million in deferred income tax benefit. The decrease in cash provided by operating activities in 2017 compared to 2016 was primarily due to a $119 million increase in net deferred income tax benefit and a $62 million reduction in cash from changes in working capital, partially offset by a $63 million increase in net income, a $33 million increase in depreciation and amortization expense, and $10 million increase in provision for credit losses. Operating activities in 2016 generated cash of $685 million, resulting primarily from net income of $188 million, adjusted by depreciation and amortization of $249 million, cash from changes in working capital of $179 million, deferred income tax expense of $38 million and provision for credit losses of $31 million.

Investing activities in the year ended December 31, 2018 generated cash of $53 million, resulting primarily from a net reduction in receivables of $270 million, partially offset by $212 million in net expenditures for equipment on operating leases and $5 million in net expenditures for property, equipment and software. The decrease in cash provided by investing activities in 2018 compared to 2017 was primarily due to a $221 million lower net reduction in receivables, a $12 million increase in net expenditures for equipment on operating leases and a $4 million increase in net expenditures on property, equipment and software. Investing activities in 2017 generated cash of $290 million, resulting primarily from a net reduction in receivables of $491 million, partially offset by $200 million in net expenditures for equipment on operating leases. The decrease in cash provided in investing activities in 2017 compared to 2016 was primarily due to a $252 million lower net reduction in receivables, partially offset by a $162 million reduction in net expenditures for equipment on operating leases. Investing activities in 2016 generated cash of $381 million, resulting primarily from a net collection of receivables of $743 million, partially offset by $361 million in net expenditures for equipment on operating leases and $1 million in net expenditures for property, equipment and software.

Financing activities in the year ended December 31, 2018 used cash of $492 million, resulting primarily from net cash paid on long-term debt and affiliated debt of $390 million and $154 million, respectively, and $130 million in dividends paid to CNH Industrial America, partially offset by net cash received on short-term borrowings of $182 million. The decrease in cash used in financing activities in 2018 compared to 2017 was primarily due to a decrease in net cash paid on long-term debt of $825 million and lower dividends of $155 million paid to CNH Industrial America, partially offset by increases in net cash paid on affiliated debt and short-term borrowings of $443 million and $127 million, respectively. Financing activities in 2017 used cash of $902 million, resulting primarily from net cash paid on long‑term debt of $1,215 million and $285 million in dividends paid to CNH Industrial America, partially offset by net cash received on short-term borrowings and affiliated debt of $309 million and $289 million, respectively. The decrease in cash used in financing activities in 2017 compared to 2016 was primarily due to decreases in net cash paid on short-term borrowings and affiliated debt of $645 million and $179 million, respectively, and lower dividends of $5 million paid to CNH Industrial America, partially offset by a $444 million increase in net cash paid on long-term debt. Financing activities in 2016 used cash of $1,287 million, resulting primarily from net cash paid on long-term debt and short-term borrowings of $771 million and $336 million, respectively, and $290 million dividends paid to CNH Industrial America, partially offset by $110 million in net cash received on affiliated debt.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost‑effective financing source and allows access to a wide investor base. CNH Industrial Capital has approximately $4.8 billion of public and private asset‑backed securities outstanding in both the U.S. and Canada as of December 31, 2018. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset‑Backed Facilities

CNH Industrial Capital has committed asset‑backed facilities with several banks or through their commercial paper conduit programs. Committed asset‑backed facilities for the U.S. and Canada totaled $2.8 billion at December 31, 2018, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At December 31, 2018, approximately $0.9 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

As of December 31, 2018, we had fully-drawn uncommitted credit lines totaling $195 million with final maturities in June 2019 and July 2020.

In addition, committed unsecured facilities with banks as of December 31, 2018 totaled $826 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of December 31, 2018, we had $330 million outstanding under these credit facilities. Included in the remaining available credit commitments is $389 million maintained primarily to provide backup liquidity for commercial paper borrowings.

In 2017, we established a commercial paper program to issue short-term, unsecured, unsubordinated commercial paper notes on a private placement basis. As of December 31, 2018, the aggregate principal amount of notes outstanding was $389 million.

As of December 31, 2018, our outstanding unsecured senior notes were as follows (dollars in thousands):

3.375% notes, due 2019	$500,000
4.375% notes, due 2020	600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
4.200% notes, due 2024	500,000
Hedging effects, discounts and unamortized issuance costs	(10,985)
Total	$2,989,015

These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

On April 16, 2018, we repaid $600 million of our 3.625% unsecured notes due 2018.

On August 14, 2018, we completed an offering of $500 million in aggregate principal amount of our 4.200% unsecured notes due 2024, issued at a price to the public of 99.701%.

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

The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured debt securities by the rating agencies engaged by us are the same as those for CNHI. Those ratings as of December 31, 2018 were as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB	A-2	Stable
Fitch Ratings	BBB-	F3	Stable
Moody's Investors Service	Baa3	—	Stable

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third‑party financing options. We had affiliated debt of $276 million and $446 million as of December 31, 2018 and 2017, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at December 31, 2018 and 2017 was $1.4 billion. During 2018, CNH Industrial Capital LLC paid cash dividends of $130 million to CNH Industrial America.

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

Debt

Our consolidated debt as of December 31, 2018 and 2017 is set forth in the table below (dollars in thousands):

	2018	2017
Short-term debt (including current maturities of long-term debt)	$4,324,292	$4,617,464
Long-term debt	6,259,839	6,332,763
Total third-party debt	10,584,131	10,950,227
Affiliated debt	276,271	445,802
Total debt	$10,860,402	$11,396,029

Cash, Cash Equivalents and Restricted Cash

The following table shows cash and cash equivalents and restricted cash as of December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Cash and cash equivalents	$160,328	$226,946
Restricted cash	639,543	648,612
Total cash	$799,871	875,558

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

Off‑Balance Sheet Arrangements

For additional information, see “Note 13: Commitments and Contingencies” to our consolidated financial statements for the year ended December 31, 2018.

Contractual Obligations

The following table sets forth the aggregate amounts of our contractual obligations and commitments as of December 31, 2018 with definitive payment terms that will require significant cash outlays in the future (dollars in thousands).

	Payments Due by Period
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years
Short-term and long-term debt (1)	$10,584,131	$4,324,292	$4,392,217	$1,328,572	$539,050
Affiliated debt	276,271	276,271	—	—	—
Interest on fixed rate debt	939,258	250,836	445,661	221,761	21,000
Interest on floating rate debt (2)	357,148	82,679	149,776	122,983	1,710
Operating leases (3)	10,000	2,000	6,000	2,000	—
Total contractual obligations	$12,166,808	$4,936,078	$4,993,654	$1,675,316	$561,760

(1)	Short‑term debt shown as less than one year includes current maturities of long‑term debt of $2,511,226.
(2)	The interest funding requirements are based on the year‑end 2018 interest rates.
(3)	Minimum rental commitments.

See “Liquidity and Capital Resources - Debt” for information relating to our consolidated debt as of December 31, 2018.

Other Data

	As of or for the
	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Total managed receivables	$10,025,338	$10,500,741	$10,925,726
Operating lease equipment	1,724,217	1,781,489	1,858,443
Total managed portfolio	$11,749,555	$12,282,230	$12,784,169
Delinquency (1)	0.57%	0.82%	0.72%
Average managed receivables	$10,051,880	$10,591,308	$11,365,535
Net credit loss (2)	0.36%	0.42%	0.34%
Profitability:
Average receivable yields (3) (5)	5.49%	5.63%	5.35%
Average debt cost	3.03%	2.80%	2.48%
Return on average managed portfolio (4) (5)	1.33%	2.02%	1.42%
Asset Quality:
Allowance for credit losses/total receivables (5)	0.74%	0.75%	0.78%

(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means write-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Yield on retail and wholesale receivables.
(4)	Net income for the period expressed as a percentage of average managed portfolio.
(5)	2017 and/or 2016 figures have been recast following the retrospective adoption on January 1, 2018 of ASU 2014-09.

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

Forward‑looking statements are based upon assumptions relating to the factors described in this annual report, which are sometimes based upon estimates and data received from third parties. Such estimates and data are often revised. Our actual results could differ materially from those anticipated in such forward‑looking statements. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update or revise publicly our forward‑looking statements.

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

The total allowance for credit losses at December 31, 2018 and 2017 was $74.4 million and $79.2 million, respectively. Management’s ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.

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

Total operating lease residual values at December 31, 2018 and 2017 were $1.4 billion.

Estimates used in determining end‑of‑lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future values for this equipment were to decrease 10% from our present estimates, the total impact would be to increase our depreciation expense on equipment on operating leases by approximately $135.5 million. This amount would be charged to depreciation expense during the remaining lease terms such that the net amount of equipment on operating leases at the end of the lease terms would be equal to the revised residual values. Initial lease terms generally range from two to five years.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes ASC 840, Leases (“ASC 840”) Subsequently, the FASB has issued additional ASUs, which further clarify this guidance. The ASU’s most prominent change is the requirement for lessees to recognize leased assets and liabilities classified as operating leases under the previous standard. The ASU does not significantly change the lessee’s recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. It is effective for annual reporting periods beginning after December 15, 2018 including interim periods within those fiscal years and early adoption is permitted.

The original transition guidance in ASU 2016-02 required a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), an amendment to ASU 2016-02, which provides entities with an additional transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. If the transition option in ASU 2018-11 is elected, reporting for the comparative periods presented in the financial statements in which the entity adopts the new leases standard will continue to be in accordance with ASC 840.

We will adopt the new standard effective January 1, 2019, using the modified retrospective approach which requires us to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, without recasting prior periods. We will elect certain practical expedients upon transition, including: not to reassess under the new guidance its prior conclusions about lease identification, lease classification and initial direct costs; and, those provided for short-term leases. We do not believe the adoption of the standard will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes ASC 326, Financial Instruments – Credit Losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”), which amended ASC 326. The ASU introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Additional disclosures about significant estimates and credit quality are also required. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) and in October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financial Rate (SOFR) Overnight Index Swap Rate (OIS) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”), which together amend ASC 815, Derivatives and Hedging. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements and improve the disclosures of hedging arrangements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within these years. Early adoption is permitted in any interim period or fiscal year before the effective date. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which amends ASC 202, Income Statement – Reporting Comprehensive Income. In December 2017, the U.S. government enacted new tax legislation (the “U.S. Tax Act”). Included in the provisions of U.S. Tax Act is a reduction of the corporate income tax rate from 35 percent to 21 percent. U.S. GAAP requires that remeasurement of deferred taxes to the new corporate tax rate occur in the period in which the legislation is enacted. The deferred tax adjustment is recorded in the provision for income taxes, including items for which the tax effects were originally recorded in other comprehensive income (“OCI”). This treatment results in the items in OCI reflecting a disproportionate tax rate, a result often referred to as stranded tax effects. This ASU allows a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from tax reform. ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018 including interim periods within those fiscal years, and early adoption is permitted. The ASU can be adopted at the beginning of an interim or annual period or retrospectively to each period affected by tax reform. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2021, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2021 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (“ASU 2018-15”), which expands upon the guidance set forth in ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2018-15 aligns the requirements for capitalization of implementation costs in a cloud computing service contract with those requirements for capitalization of implementation costs incurred for an internal-use software license. ASU 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted in any interim period for which financial statements have not been issued. ASU 2018-15 may be applied prospectively from the date the guidance is first applied or retrospectively. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In August 2018, the SEC adopted a final rule that amends certain disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. However, the guidance also added requirements for registrants to include in their interim financial statements a reconciliation of changes in stockholders’ equity for each period for which an income statement is required (both year-to-date and quarterly periods). The final rule is effective for all filings made on or after November 5, 2018. However, the SEC staff said it would not object to a registrant waiting to comply with the new interim disclosure requirement until the filing for the quarter that begins after the effective date. As a result, we plan to adopt the new interim disclosure requirement in our Form 10-Q for the three months ended March 31, 2019. We are currently evaluating the impact compliance with this rule will have on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, primarily changes in interest rates. We monitor our exposure to these risks, and manage the underlying economic exposures on transactions using financial instruments such as forward contracts, interest rate swaps, interest rate caps and forward starting swaps. We do not hold or issue derivatives or other financial instruments for speculative purposes or to hedge translation risks. See “Note 10: Financial Instruments” in the notes to our consolidated financial statements for the year ended December 31, 2018, for a description of our risk management strategy and the methods and assumptions used to determine the fair values of financial instruments.

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

We monitor interest rate risk to achieve a predetermined level of matching between the interest rate structure of our financial assets and liabilities. Fixed‑rate financial instruments, including receivables, debt and other investments, are segregated from floating‑rate instruments in evaluating the potential impact of changes in applicable interest rates. A sensitivity analysis was performed to compute the impact on fair value which would be caused by a hypothetical 10% change in the interest rates used to discount each category of financial assets and liabilities. The net impact on the fair value of the financial instruments and derivative instruments held as of December 31, 2018 and 2017, resulting from a hypothetical 10% change in interest rates, would be approximately $12.6 million and $30.2 million, respectively. For the sensitivity analysis the financial instruments are grouped according to the currency in which financial assets and liabilities are denominated and the applicable interest rate index. As a result, our interest rate risk sensitivity model may overstate the impact of interest rate fluctuations for such financial instruments, as consistently unfavorable movements of all interest rates are unlikely.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements are included in this annual report beginning on page F‑1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2018, our internal control over financial reporting was effective.

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

Omitted pursuant to General Instruction I of Form 10‑K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I of Form 10‑K.

Item 14.  Principal Accounting Fees and Services

For the years ended December 31, 2018 and 2017, Ernst & Young LLP, the member firms of Ernst & Young and their respective affiliates (collectively, the “Ernst & Young Entities”) were appointed to serve as our independent registered public accounting firm.

We incurred the following fees for professional services performed by the Ernst & Young Entities for the years ended December 31, 2018 and 2017, respectively:

	2018	2017
Audit fees	$784,400	$770,300
Audit-related fees	569,120	584,000
Total	$1,353,520	$1,354,300

“Audit Fees” are the aggregate fees billed for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. “Audit‑related fees” are fees charged for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” This category is comprised of fees for agreed‑upon procedure engagements and other attestation services subject to regulatory and funding requirements. There were no fees billed for professional services in connection with tax compliance, tax advice, tax planning or other fees not included above for the years ended December 31, 2018 and 2017.

Audit Committee’s Pre‑Approval Policies and Procedures

As a wholly‑owned subsidiary of CNHI, audit and non‑audit services provided by our independent registered public accounting firm are subject to CNHI’s Audit Committee pre‑approval policies and procedures. During the year ended December 31, 2018, all audit and non‑audit services provided by our independent registered public accounting firm were pre‑approved in accordance with such policies and procedures.

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

4.2

Indenture, dated as of September 11, 2015, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Previously filed as Exhibit 4.9 to the registration statement on Form F-3 of the registrant (File No. 333‑206891-03) and incorporated herein by reference).

4.3

Officers’ Certificate, dated as of November 6, 2015, (including Form of 4.375% Note due 2020 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8‑K of the registrant on November 6, 2015 (File No. 000‑55510) and incorporated herein by reference).

4.4

Officers’ Certificate, dated as of March 17, 2016, (including Form of 4.875% Note due 2021 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8‑K of the registrant on March 17, 2016 (File No. 000‑55510) and incorporated herein by reference).

4.5

Officers’ Certificate, dated as of October 21, 2016 (including Form of 3.875% Note due 2021 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8‑K of the registrant on October 21, 2016 (File No. 000‑55510) and incorporated herein by reference).

4.6

Officers’ Certificate, dated as of April 10, 2017 (including Form of 4.375% Note due 2022 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on April 10, 2017 (File No. 000-55510) and incorporated herein by reference).

4.7

Officers’ Certificate, dated as of August 14, 2018 (including Form of 4.200% Note due 2024 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on August 14, 2018 (File No. 000-55510) and incorporated herein by reference).

10.1

Support Agreement, dated as of November 4, 2011, by and between CNH Industrial Capital LLC and CNH Global N.V. (Previously filed as Exhibit 10.1 to the registration statement on Form S‑4 of the registrant (File No. 333‑182411) and incorporated herein by reference).

Exhibit	Description
10.2	Fourth Amended and Restated Wholesale and Parts CNHi Capital Financing Agreement, dated December 31, 2017, by and between CNH Industrial America LLC and CNH Industrial Capital America LLC.
10.3	Second Amended and Restated Wholesale and Parts CNHi Capital Financing Agreement, dated December 31, 2017, by and between CNH Industrial Canada Ltd. and CNH Industrial Capital Canada Ltd.
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
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Balance Sheets as of December 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC

Date: March 1, 2019	By:	/s/ Brett D. Davis
		Name:	Brett D. Davis
		Title:	Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brett D. Davis	Chairman, President and Director	March 1, 2019
Brett D. Davis	(Principal Executive Officer)

/s/ Douglas MacLeod	Chief Financial Officer and Assistant Treasurer	March 1, 2019
Douglas MacLeod	(Principal Financial Officer and Principal Accounting Officer)

/s/ Leandro Lecheta	Director	March 1, 2019
Leandro Lecheta

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

PAGE
Report of Independent Registered Public Accounting Firm	F‑2
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016	F‑3
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016	F‑4
Consolidated Balance Sheets as of December 31, 2018 and 2017	F‑5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	F‑7
Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended December 31, 2018, 2017 and 2016	F‑8
Notes to Consolidated Financial Statements	F‑9
Schedules Omitted

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV and V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of CNH Industrial Capital LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNH Industrial Capital LLC and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

March 1, 2019

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollars in thousands)

	2018	2017	2016
REVENUES
Interest income on retail notes and finance leases	$201,269	$201,533	$211,506
Interest income on wholesale notes	66,899	65,721	68,910
Interest and other income from affiliates	345,933	398,258	398,372
Rental income on operating leases	241,582	251,609	243,531
Other income	22,671	21,811	24,402
Total revenues	878,354	938,932	946,721
EXPENSES
Interest expense:
Interest expense to third parties	317,747	311,128	297,881
Interest expense to affiliates	7,533	11,442	7,218
Total interest expense	325,280	322,570	305,099
Administrative and operating expenses:
Fees charged by affiliates	47,475	46,431	45,225
Provision for credit losses	31,699	40,898	30,846
Depreciation of equipment on operating leases	231,805	280,765	247,438
Other expenses	43,778	44,827	36,297
Total administrative and operating expenses	354,757	412,921	359,806
Total expenses	680,037	735,491	664,905
INCOME BEFORE TAXES	198,317	203,441	281,816
Income tax provision (benefit)	41,472	(47,048)	94,304
NET INCOME	$156,845	$250,489	$187,512

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollars in thousands)

	2018	2017	2016
NET INCOME	$156,845	$250,489	$187,512
Other comprehensive income (loss):
Foreign currency translation adjustment	(48,009)	40,868	15,756
Pension liability adjustment	665	499	197
Change in derivative financial instruments	508	2,606	1,449
Total other comprehensive income (loss)	(46,836)	43,973	17,402
COMPREHENSIVE INCOME	$110,009	$294,462	$204,914

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

(Dollars in thousands)

	2018	2017
ASSETS
Cash and cash equivalents	$160,328	$226,946
Restricted cash	639,543	648,612
Receivables, less allowance for credit losses of $74,412 and $79,196, respectively	9,950,926	10,421,545
Affiliated accounts and notes receivable	43,389	73,133
Equipment on operating leases, net	1,724,217	1,781,489
Equipment held for sale	209,991	208,516
Goodwill	108,399	110,588
Other intangible assets, net	10,182	6,868
Other assets	84,937	34,381
TOTAL	$12,931,912	$13,512,078
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,324,292	$4,617,464
Accounts payable and other accrued liabilities	715,778	740,410
Affiliated debt	276,271	445,802
Long-term debt	6,259,839	6,332,763
Total liabilities	11,576,180	12,136,439
Commitments and contingent liabilities (Note 13)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,643	843,559
Accumulated other comprehensive loss	(146,999)	(100,163)
Retained earnings	659,088	632,243
Total stockholder’s equity	1,355,732	1,375,639
TOTAL	$12,931,912	$13,512,078

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF DECEMBER 31, 2018 AND 2017

(Dollars in thousands)

The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”), which are included in the consolidated balance sheets. The assets in the table include those assets that can only be used to settle obligations of consolidated VIEs. The liabilities in the table include third‑party liabilities of the consolidated VIEs, for which creditors do not have recourse to the general credit of CNH Industrial Capital LLC.

	2018	2017
Restricted cash	$639,543	$648,612
Receivables, less allowance for credit losses of $54,124 and $59,268, respectively	6,687,828	7,159,290
TOTAL	$7,327,371	$7,807,902

Short-term debt (including current maturities of long-term debt)	$3,241,347	$3,556,007
Long-term debt	3,442,286	3,692,963
TOTAL	$6,683,633	$7,248,970

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollars in thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$156,845	$250,489	$187,512
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	231,812	280,789	247,472
Amortization of intangibles	2,114	2,112	1,998
Provision for credit losses	31,699	40,898	30,846
Deferred income tax expense (benefit)	28,254	(80,910)	37,767
Changes in components of working capital:
Change in affiliated accounts and notes receivables	29,203	92,400	126,928
Change in other assets and equipment held for sale	(50,798)	9,074	46,403
Change in accounts payable and other accrued liabilities	(66,248)	15,601	6,144
Net cash from (used in) operating activities	362,881	610,453	685,070
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(11,802,561)	(10,914,579)	(10,803,971)
Collections of receivables	12,072,940	11,405,857	11,547,142
Purchase of equipment on operating leases	(680,266)	(635,819)	(723,383)
Proceeds from disposal of equipment on operating leases	468,257	435,878	361,952
Change in property, equipment and software, net	(5,427)	(1,614)	(890)
Net cash from (used in) investing activities	52,943	289,723	380,850
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	1,138,573	1,186,763	1,238,950
Payment of affiliated debt	(1,292,749)	(898,230)	(1,128,741)
Proceeds from issuance of long-term debt	3,240,771	3,740,616	3,911,733
Payment of long-term debt	(3,630,702)	(4,955,232)	(4,682,446)
Change in short-term borrowings, net	182,596	309,373	(336,193)
Dividends paid to CNH Industrial America LLC	(130,000)	(285,000)	(290,000)
Net cash from (used in) financing activities	(491,511)	(901,710)	(1,286,697)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(75,687)	(1,534)	(220,777)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of year	875,558	877,092	1,097,869
End of year	$799,871	$875,558	$877,092
CASH PAID DURING THE PERIOD FOR INTEREST	$316,675	$322,469	$301,563
CASH PAID DURING THE PERIOD FOR TAXES	$47,577	$47,726	$31,003

Notes:

(*)2017 and 2016 figures have been recast following the retrospective adoption on January 1, 2018 of the updated accounting standard for cash flow presentation (ASU 2016-18).

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(Dollars in thousands)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2016	$—	$843,728	$(161,538)	$769,242	$1,451,432
Net income	—	—	—	187,512	187,512
Dividend paid to CNH Industrial America LLC	—	—	—	(290,000)	(290,000)
Foreign currency translation adjustment	—	—	15,756	—	15,756
Stock compensation	—	372	—	—	372
Pension liability adjustment, net of tax	—	—	197	—	197
Change in derivative financial instruments, net of tax	—	—	1,449	—	1,449
BALANCE - December 31, 2016	$—	$844,100	$(144,136)	$666,754	$1,366,718
Net income	—	—	—	250,489	250,489
Dividends paid to CNH Industrial America LLC	—	—	—	(285,000)	(285,000)
Foreign currency translation adjustment	—	—	40,868	—	40,868
Stock compensation	—	(541)	—	—	(541)
Pension liability adjustment, net of tax	—	—	499	—	499
Change in derivative financial instruments, net of tax	—	—	2,606	—	2,606
BALANCE - December 31, 2017	$—	$843,559	$(100,163)	$632,243	$1,375,639
Net income	—	—	—	156,845	156,845
Dividends paid to CNH Industrial America LLC	—	—	—	(130,000)	(130,000)
Foreign currency translation adjustment	—	—	(48,009)	—	(48,009)
Stock compensation	—	84	—	—	84
Pension liability adjustment, net of tax	—	—	665	—	665
Change in derivative financial instruments, net of tax	—	—	508	—	508
BALANCE - December 31, 2018	$—	$843,643	$(146,999)	$659,088	$1,355,732

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

To support CNH Industrial North America’s sales of agricultural and construction equipment products, the Company offers retail financing to end-use customers and wholesale financing to CNH Industrial North America equipment dealers, all of which are independently owned. The Company provides and administers retail financing, primarily retail installment sales contracts, finance leases and operating leases to end-use customers for the purchase or lease of new and used CNH Industrial North America equipment and other agricultural and construction equipment sold primarily through CNH Industrial North America dealers and distributors. In addition, the Company purchases equipment from dealers that is leased to retail customers under operating lease agreements. Wholesale financing consists primarily of dealer floorplan financing, which allows dealers the ability to maintain a representative inventory of products. In addition, the Company provides financing to dealers for equipment used in dealer-owned rental yards, parts inventory, working capital, and other financing needs. CNH Industrial Capital Canada purchases short-term wholesale receivables at a discount (“wholesale factoring”) from Iveco Argentina S.A. (“Iveco Argentina”), an indirect wholly-owned subsidiary of CNHI, from time to time. The purchase is consistent with factoring arrangements between CNHI’s industrial and financial services companies. The Company also finances other products, including insurance and equipment protection products underwritten through a third-party insurer. As a captive finance company, the Company is reliant on the operations of CNH Industrial North America, its dealers and end-use customers.

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

Certain prior period balances have been reclassified to conform to the current year presentation.

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

Receivables

Receivables are recorded at amortized cost, net of allowances for credit losses and deferred fees and costs. Periodically, the Company sells or transfers retail and wholesale receivables to funding facilities or in securitization transactions. In accordance with the accounting guidance regarding transfers of financial assets and the consolidation of VIEs, the majority of the retail and wholesale receivables sold in securitizations do not qualify as sales and are recorded as secured borrowings with no gains or losses recognized at the time of securitization. Receivables associated with these securitization transactions and receivables that the Company has the ability and intent to hold for the foreseeable future are classified as held for investment. The substantial majority of the Company’s receivables, which include unrestricted receivables and restricted receivables for securitization investors, are classified as held for investment.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite useful life and is reviewed for impairment at least annually. During 2018 and 2017, the Company performed its annual impairment review as of December 31, and concluded that there was no impairment in either year. Other intangible assets consist of software and are being amortized on a straight‑line basis over five years.

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

For derivative financial instruments designated as hedges, the Company formally documents the hedging relationship to the hedged item and its risk management strategy. This includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities contained in the consolidated balance sheets and linking cash flow hedges to specific forecasted transactions or variability of cash flow. The Company assesses the effectiveness of its hedging instruments both at inception and on an ongoing basis. If a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer probable of occurring, or the derivative is terminated, the hedge accounting described above is discontinued and the derivative is marked to fair value and recorded in income through the remainder of its term.

New Accounting Pronouncements Adopted in 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under current U.S. GAAP. The new standard requires an entity to recognize revenue upon transfer of control of goods or services to a customer at an amount that reflects the consideration that the entity expects to receive. This new revenue recognition model defines a five-step process to achieve this objective. The new standard also requires additional disclosures to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts with customers. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, and the cumulative effect of applying the standard would be recognized at the earliest period shown or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the consolidated statement of changes in equity.

The Company has adopted this standard effective January 1, 2018. The adoption did not impact the timing or measurement of the Company’s revenue recognition as it is consistent with its current accounting treatment for contracts within the scope of the new ASU.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changes the presentation of restricted cash and cash equivalents on the statement of cash flows. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted ASU 2016-18 on a retrospective basis as of January 1, 2018. The impact to the consolidated statement of cash flows for the years ended December 31, 2017 and 2016 was to increase cash flows from changes in accounts payable and other accrued liabilities by $7,643 and $3,300, respectively, eliminate cash flows from changes in restricted cash of $71,876 and $86,176, respectively, and to decrease cash, cash equivalents and restricted cash by $64,233 and $82,876, respectively.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted this standard on January 1, 2018, which did not have a material impact on its consolidated financial statements.

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes ASC 840, Leases (“ASC 840”) Subsequently, the FASB has issued additional ASUs, which further clarify this guidance. The ASU’s most prominent change is the requirement for lessees to recognize leased assets and liabilities classified as operating leases under the previous standard. The ASU does not significantly change the lessee’s recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. It is effective for annual reporting periods beginning after December 15, 2018 including interim periods within those fiscal years and early adoption is permitted.

The original transition guidance in ASU 2016-02 required a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), an amendment to ASU 2016-02, which provides entities with an additional transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. If the transition option in ASU 2018-11 is elected, reporting for the comparative periods presented in the financial statements in which the entity adopts the new leases standard will continue to be in accordance with ASC 840.

The Company will adopt the new standard effective January 1, 2019, using the modified retrospective approach which requires it to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, without recasting prior periods. The Company will elect certain practical expedients upon transition, including: not to reassess under the new guidance its prior conclusions about lease identification, lease classification and initial direct costs; and, those provided for short-term leases. The Company does not believe the adoption of the standard will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes ASC 326, Financial Instruments – Credit Losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”), which amended ASC 326. The ASU introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Additional disclosures about significant

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

estimates and credit quality are also required. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) and in October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financial Rate (SOFR) Overnight Index Swap Rate (OIS) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”), which together amend ASC 815, Derivatives and Hedging. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements and improve the disclosures of hedging arrangements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within these years. Early adoption is permitted in any interim period or fiscal year before the effective date. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which amends ASC 202, Income Statement – Reporting Comprehensive Income. In December 2017, the U.S. government enacted new tax legislation (the “U.S. Tax Act”). Included in the provisions of U.S. Tax Act is a reduction of the corporate income tax rate from 35 percent to 21 percent. U.S. GAAP requires that remeasurement of deferred taxes to the new corporate tax rate occur in the period in which the legislation is enacted. The deferred tax adjustment is recorded in the provision for income taxes, including items for which the tax effects were originally recorded in other comprehensive income (“OCI”). This treatment results in the items in OCI reflecting a disproportionate tax rate, a result often referred to as stranded tax effects. This ASU allows a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from tax reform. ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018 including interim periods within those fiscal years, and early adoption is permitted. The ASU can be adopted at the beginning of an interim or annual period or retrospectively to each period affected by tax reform. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2021, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2021 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (“ASU 2018-15”), which expands upon the guidance set forth in ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2018-15 aligns the requirements for capitalization of implementation costs in a cloud computing service contract with those requirements for capitalization of implementation costs incurred for an internal-use software license. ASU 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted in any interim period for which financial statements have not been issued. ASU 2018-15 may be applied prospectively from the date the guidance is first applied or retrospectively. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the year ended December 31, 2018:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(98,717)	$(4,952)	$2,333	$(101,336)
Tax asset	—	1,790	(617)	1,173
Beginning balance, net of tax	(98,717)	(3,162)	1,716	(100,163)
Other comprehensive income (loss) before reclassifications	(48,009)	419	726	(46,864)
Amounts reclassified from accumulated other comprehensive income (loss)	—	463	(34)	429
Tax effects	—	(217)	(184)	(401)
Net current-period other comprehensive income (loss)	(48,009)	665	508	(46,836)
Total	$(146,726)	$(2,497)	$2,224	$(146,999)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the year ended December 31, 2017:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(139,585)	$(5,768)	$(1,213)	$(146,566)
Tax asset	—	2,107	323	2,430
Beginning balance, net of tax	(139,585)	(3,661)	(890)	(144,136)
Other comprehensive income (loss) before reclassifications	40,868	114	2,797	43,779
Amounts reclassified from accumulated other comprehensive income (loss)	—	702	749	1,451
Tax effects	—	(317)	(940)	(1,257)
Net current-period other comprehensive income (loss)	40,868	499	2,606	43,973
Total	$(98,717)	$(3,162)	$1,716	$(100,163)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The reclassifications out of AOCI and the location on the consolidated statements of income for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017	Affected Line Item
Amortization of defined benefit pension items:
	$(463)	$(702)	Various line items individually insignificant
	(463)	(702)	Income before taxes
	114	273	Income tax benefit
	$(349)	$(429)	Net of tax
Unrealized losses on derivatives:
	$34	$(749)	Interest expense to third parties
	34	(749)	Income before taxes
	(9)	199	Income tax benefit
	$25	$(550)	Net of tax

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of December 31, 2018 and 2017 is as follows:

	2018	2017
Retail	$753,388	$768,502
Wholesale	747,191	671,740
Wholesale factoring	—	235,834
Finance lease	63,936	58,198
Restricted receivables	8,460,823	8,766,467
Gross receivables	10,025,338	10,500,741
Less: Allowance for credit losses	(74,412)	(79,196)
Total receivables, net	$9,950,926	$10,421,545

The Company provides and administers financing for retail purchases of new and used equipment sold through CNH Industrial North America’s dealer network. The terms of retail and other notes and finance leases generally range from two to six years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America.

Wholesale receivables arise primarily from the financing of the sale of goods to dealers and distributors by CNH Industrial North America, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have interest-free periods of up to twelve months and stated original maturities of up to twenty‑four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. During the interest‑free period, the Company is compensated by CNH Industrial North America based on market interest rates. After the expiration of any interest‑free period, interest is charged to dealers on outstanding balances until the Company receives payment in full. The interest‑free periods are determined based on the type of equipment sold and the time of year of the sale. Interest rates are set based on market factors and the prime rate or LIBOR. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH Industrial North America may be obligated to repurchase the dealer’s equipment upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2018, 2017 and 2016 relating to the termination of dealer contracts.

Wholesale factoring receivables represent short-term receivables purchased from Iveco Argentina.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Maturities of receivables as of December 31, 2018, are as follows:

2019	$5,619,826
2020	1,548,323
2021	1,223,685
2022	900,707
2023 and thereafter	732,797
Total receivables	$10,025,338

It has been the Company’s experience that substantial portions of retail receivables are repaid before their contractual maturity dates. As a result, the above table should not be regarded as a forecast of future cash collections. Retail, finance lease and wholesale receivables have significant concentrations of credit risk in the agricultural and construction business sectors. Short-term receivables purchased from Iveco Argentina have significant concentrations of credit risk in the agricultural and commercial vehicles business sectors in Argentina. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the United States, Canada or Argentina. The Company typically retains, as collateral, a security interest in the equipment associated with retail notes and wholesale receivables.

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of December 31, 2018 and 2017:

	2018	2017
Retail	$5,623,730	$6,042,186
Wholesale	2,837,093	2,724,281
Total restricted receivables	$8,460,823	$8,766,467

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

During the years ended December 31, 2018 and 2017, the Company executed $2,250,399 and $2,989,014, respectively, in term retail asset‑backed transactions in the U.S. and Canada. The securities in these transactions are backed by agricultural and construction equipment retail receivable contracts originated through CNH Industrial North America’s dealer network. As of December 31, 2018 and 2017, $4,808,679 and $5,567,786, respectively, of asset‑backed securities issued to investors were outstanding with weighted average remaining maturities of 30 months and 31 months, respectively. The Company believes that it is probable that it will continue to regularly utilize the term ABS markets.

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

The Company also has $1,566,870 in committed asset‑backed facilities through which it may sell on a monthly basis retail receivables generated in the United States and Canada. The Company has utilized these facilities in the past to fund the origination of receivables and has later repurchased and resold the receivables in the term ABS markets or found alternative financing for the receivables. The U.S. and Canadian facilities had an original funding term of two years and are renewable in September 2020 and December 2020, respectively. To the extent these facilities are not renewed, they will be repaid according to the amortization of the underlying receivables.

Wholesale Receivables Securitizations

With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities which are limited‑purpose, bankruptcy‑remote SPEs. As of December 31, 2018, debt issued through the U.S. master trust facility consists of two short-term facilities renewable at the discretion of the investors: $500,000 and $300,000.

The Canadian master trust facility consists of a C$585,750 ($429,788) facility renewable December 2020 at the discretion of the investor.

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

Allowance for credit losses activity for the year ended December 31, 2018 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$73,610	$5,586	$79,196
Charge-offs	(39,375)	(1,567)	(40,942)
Recoveries	4,702	71	4,773
Provision (benefit)	28,277	3,422	31,699
Foreign currency translation and other	(270)	(44)	(314)
Ending balance	$66,944	$7,468	$74,412
Ending balance: individually evaluated for impairment	$15,801	$4,825	$20,626
Ending balance: collectively evaluated for impairment	$51,143	$2,643	$53,786
Receivables:
Ending balance	$6,441,054	$3,584,284	$10,025,338
Ending balance: individually evaluated for impairment	$31,148	$24,513	$55,661
Ending balance: collectively evaluated for impairment	$6,409,906	$3,559,771	$9,969,677

Allowance for credit losses activity for the year ended December 31, 2017 is as follows:

	Retail	Wholesale	Wholesale Factoring	Total
Allowance for credit losses:
Beginning balance	$78,047	$6,848	$—	$84,895
Charge-offs	(46,460)	(2,374)	—	(48,834)
Recoveries	4,045	20	—	4,065
Provision (benefit)	39,842	919	137	40,898
Foreign currency translation and other	(1,864)	31	5	(1,828)
Ending balance	$73,610	$5,444	$142	$79,196
Ending balance: individually evaluated for impairment	$18,018	$2,920	$—	$20,938
Ending balance: collectively evaluated for impairment	$55,592	$2,524	$142	$58,258
Receivables:
Ending balance	$6,868,886	$3,396,021	$235,834	$10,500,741
Ending balance: individually evaluated for impairment	$38,807	$43,912	$—	$82,719
Ending balance: collectively evaluated for impairment	$6,830,079	$3,352,109	$235,834	$10,418,022

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Allowance for credit losses activity for the year ended December 31, 2016 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$88,405	$6,319	$94,724
Charge-offs	(42,949)	(1)	(42,950)
Recoveries	3,228	522	3,750
Provision (benefit)	30,915	(69)	30,846
Foreign currency translation and other	(1,552)	77	(1,475)
Ending balance	$78,047	$6,848	$84,895
Ending balance: individually evaluated for impairment	$18,113	$4,250	$22,363
Ending balance: collectively evaluated for impairment	$59,934	$2,598	$62,532
Receivables:
Ending balance	$7,398,017	$3,527,709	$10,925,726
Ending balance: individually evaluated for impairment	$31,383	$43,659	$75,042
Ending balance: collectively evaluated for impairment	$7,366,634	$3,484,050	$10,850,684

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

Titanium - Customers from whom the Company expects no loss or collection effort.

Platinum - Customers from whom the Company expects minimal, if any, loss or collection effort.

Gold, Silver, Bronze - Customers defined as those with the potential for loss and collection effort.

A breakdown of the retail portfolio by the customer’s risk grade at the time of origination as of December 31, 2018 and 2017 is as follows:

	2018	2017
Titanium	$3,367,239	$3,734,313
Platinum	1,942,784	2,002,791
Gold	943,816	952,404
Silver	152,338	146,051
Bronze	34,877	33,327
Total	$6,441,054	$6,868,886

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

A breakdown of the wholesale portfolio by its credit quality indicators as of December 31, 2018 and 2017 is as follows:

	2018	2017
A	$1,582,179	$1,222,813
B	1,292,331	1,425,591
C	527,735	439,353
D	182,039	308,264
Total	$3,584,284	$3,396,021

The following tables present information at the level at which management assesses and monitors its credit risk. Receivables are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Delinquency is reported on receivables greater than 30 days past due.

The aging of receivables as of December 31, 2018 and 2017 is as follows:

	2018
							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$19,318	$6,372	$24,772	$50,462	$5,239,777	$5,290,239	$4,573
Canada	$1,398	$510	$2,326	$4,234	$1,146,581	$1,150,815	$911
Wholesale
United States	$484	$10	$1,368	$1,862	$2,788,655	$2,790,517	$387
Canada	$3	$—	$436	$439	$793,328	$793,767	$1
Total
Retail	$20,716	$6,882	$27,098	$54,696	$6,386,358	$6,441,054	$5,484
Wholesale	$487	$10	$1,804	$2,301	$3,581,983	$3,584,284	$388

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

Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of December 31, 2018 and 2017, the Company’s recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances, allowances and average recorded investment (based on a thirteen-month average) are as follows:

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$30,959	$29,783	$15,347	$32,787
Canada	$189	$180	$454	$248
Wholesale
United States	$24,513	$22,985	$4,825	$27,269
Total
Retail	$31,148	$29,963	$15,801	$33,035
Wholesale	$24,513	$22,985	$4,825	$27,269

	December 31, 2017
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$38,035	$36,187	$17,518	$39,917
Canada	$772	$716	$500	$1,084
Wholesale
United States	$43,912	$43,531	$2,920	$49,469
Total
Retail	$38,807	$36,903	$18,018	$41,001
Wholesale	$43,912	$43,531	$2,920	$49,469

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

As of December 31, 2018 and 2017, the Company’s impaired receivables individually evaluated for impairment without an allowance were immaterial. Interest income recognized on impaired receivables for the years ended December 31, 2018 and 2017 was immaterial.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of December 31, 2018 and 2017 are as follows:

	2018			2017
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$27,069	$22,985	$50,054	$40,968	$43,531	$84,499
Canada	$1,428	$—	$1,428	$2,538	$—	$2,538

Troubled Debt Restructurings

A restructuring of a receivable constitutes a troubled debt restructuring (“TDR”) when the lender grants a concession it would not otherwise consider to a borrower that is experiencing financial difficulties. As a collateral‑based lender, the Company typically will repossess collateral in lieu of restructuring receivables. As such, for retail receivables, concessions are typically provided based on bankruptcy court proceedings. For wholesale receivables, concessions granted may include extended contract maturities, inclusion of interest‑only periods, modification of a contractual interest rate to a below market interest rate and waiving of interest and principal.

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses. The allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of the collateral. In determining collateral value, the Company estimates the current fair market value of the equipment collateral and considers credit enhancements such as additional collateral and third‑party guarantees.

Before removing a receivable from TDR classification, a review of the borrower is conducted. If concerns exist about the future ability of the borrower to meet its obligations based on a credit review, the TDR classification is not removed from the receivable.

As of December 31, 2018, the Company had 254 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre‑modification value of these contracts was $8,118 and the post‑modification value was $7,272. Additionally, the Company had 371 accounts with a balance of $17,129 undergoing bankruptcy proceedings where a concession has not yet been determined. As of December 31, 2017, the Company had 272 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre‑modification value of these contracts was $8,583 and the post‑modification value was $7,710. Additionally, the Company had 423 accounts with a balance of $23,750 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by the court based on available assets, subsequent re‑defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the Company’s wholesale TDRs were immaterial.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 5: EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases as of December 31, 2018 and 2017 is as follows:

	2018	2017
Equipment on operating leases	$2,052,822	$2,139,099
Accumulated depreciation	(328,605)	(357,610)
Total equipment on operating leases, net	$1,724,217	$1,781,489

Depreciation expense totaled $231,805, $280,765 and $247,438 for the years ended December 31, 2018, 2017 and 2016, respectively.

Lease payments owed to the Company for equipment under non‑cancelable operating leases (excluding deferred operating lease subsidy of $106,817) as of December 31, 2018 are as follows:

2019	$169,387
2020	128,197
2021	69,883
2022	23,120
2023 and thereafter	5,173
Total lease payments	$395,760

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Balance, beginning of year	$110,588	$108,715
Foreign currency translation adjustment	(2,189)	1,873
Balance, end of year	$108,399	$110,588

Goodwill is tested for impairment at least annually. During 2018, 2017 and 2016, the Company performed its annual impairment review as of December 31 and concluded that there were no impairments in any year.

As of December 31, 2018 and 2017, the Company’s intangible asset and related accumulated amortization for its software is as follows:

	2018	2017
Software	$30,625	$25,197
Accumulated amortization	(20,443)	(18,329)
Total software, net	$10,182	$6,868

The Company recorded amortization expense of $2,114, $2,112 and $1,998 during 2018, 2017 and 2016, respectively.

Based on the current amount of software subject to amortization, the estimated annual amortization expense for each of the succeeding five years is as follows: $1,722 in 2019; $1,082 in 2020; $516 in 2021; $241 in 2022; and $55 in 2023.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 7: OTHER ASSETS

The components of other assets as of December 31, 2018 and 2017 are as follows:

	2018	2017
Tax receivables	$39,174	$6,566
Deferred tax assets	14,955	10,275
Derivative assets	16,665	10,144
Other current assets	14,143	7,396
Total other assets	$84,937	$34,381

NOTE 8: CREDIT FACILITIES AND DEBT

The following table summarizes the Company’s debt and credit facilities, borrowings thereunder and availability at December 31, 2018:

	2018
				Current
				Maturities of
		Total	Short-Term	Long-Term	Long-Term
	Maturity (1)	Facility/Debt	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2020	$1,200,000	$—	$139,556	$474,294	$586,150
Retail - Canada	Dec 2020	366,870	—	18,095	27,861	320,914
Wholesale VFN - U.S.	Various	800,000	800,000	—	—	—
Wholesale VFN - Canada	Dec 2020	429,788	429,788	—	—	—
		2,796,658	1,229,788	157,651	502,155	907,064
Secured Debt
Amortizing retail term ABS - N.A.	Various	4,808,679	—	1,853,908	2,954,771	—
Unamortized issuance costs		(14,779)	—	—	(14,779)	—
		4,793,900	—	1,853,908	2,939,992	—
Unsecured Credit Lines and Facilities
Credit lines	Various	195,386	195,386	—	—	—
Revolving credit facilities	Various	825,569	—	—	330,183	495,386
		1,020,955	195,386	—	330,183	495,386
Unsecured Debt
Commercial paper	Various	389,000	389,000	—	—	—
Notes	Various	3,000,000	—	500,000	2,500,000	—
Hedging effects, discounts and unamortized issuance costs		(13,932)	(1,108)	(333)	(12,491)	—
		3,375,068	387,892	499,667	2,487,509	—
Total credit facilities and debt		$11,986,581	$1,813,066	$2,511,226	$6,259,839	$1,402,450

(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

A summary of the minimum annual repayments of long‑term debt as of December 31, 2018, for 2020 and thereafter is as follows:

2020	$2,367,515
2021	2,023,312
2022	1,219,488
2023	109,084
2024 and thereafter	540,440
Total	$6,259,839

The following table summarizes the Company’s credit facilities, borrowings thereunder and availability at December 31, 2017:

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
Unsecured Credit Lines and Facilities
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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Committed Asset‑Backed Facilities

The Company has access to committed asset‑backed facilities with several banks through which it may sell its receivables. The Company utilizes retail facilities to fund the origination of retail receivables and has exercised the option to periodically repurchase receivables and resell them in the term ABS markets (shown as “Amortizing retail term ABS - N.A.”) or found alternative financing for the receivables. Under these facilities, the maximum amount of proceeds that can be accessed at one time is $1,566,870. In addition, if the receivables sold are not repurchased by the Company, the related debt is paid only as the underlying receivables are collected. Such receivables have maturities not exceeding seven years. The Company believes it is probable that a majority of these receivables will be repurchased and resold in the ABS markets. Borrowings against these facilities accrue interest based on prevailing money market rates, plus an applicable margin.

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

Unsecured Facilities and Debt

As of December 31, 2018, the Company had fully-drawn uncommitted credit lines totaling $195,386 with final maturities in June 2019 and July 2020.

Committed unsecured facilities with banks as of December 31, 2018 totaled $825,569. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of December 31, 2018, the Company had $330,183 outstanding under these credit facilities. Included in the remaining available credit commitments is $389,000 maintained primarily to provide backup liquidity for commercial paper borrowings.

In 2017, the Company established a commercial paper program to issue short-term, unsecured, unsubordinated commercial paper notes on a private placement basis. As of December 31, 2018, the aggregate principal amount of notes outstanding was $389,000.

As of December 31, 2018, the Company’s outstanding unsecured senior notes were as follows:

3.375% notes, due 2019	$500,000
4.375% notes, due 2020	600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
4.200% notes, due 2024	500,000
Hedging effects, discounts and unamortized issuance costs	(10,985)
Total	$2,989,015

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

Interest Rates

The weighted‑average interest rate on total short‑term debt outstanding at December 31, 2018 and 2017 was 3.0% and 2.2%, respectively. The weighted‑average interest rate on total long‑term debt (including current maturities of long‑term debt) at December 31, 2018 and 2017 was 3.1% and 2.6%, respectively. The average rate is calculated using the actual rates at December 31, 2018 and 2017, weighted by the amount of outstanding borrowings of each debt instrument.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The sources of income before taxes for the years ended December 31, 2018, 2017, and 2016 are as follows, with foreign defined as any income earned outside the United States:

	2018	2017	2016
Domestic	$120,375	$121,729	$193,765
Foreign	77,942	81,712	88,051
Income before taxes	$198,317	$203,441	$281,816

The provision for income taxes for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Current income tax expense (benefit):
Domestic	$(11,719)	$16,151	$38,845
Foreign	24,937	17,711	17,692
Total current income tax expense	13,218	33,862	56,537
Deferred income tax expense (benefit):
Domestic	34,304	(83,647)	33,798
Foreign	(6,050)	2,737	3,969
Total deferred income tax expense	28,254	(80,910)	37,767
Total tax provision	$41,472	$(47,048)	$94,304

A reconciliation of CNH’s statutory and effective income tax rate for the years ended December 31, 2018, 2017, and 2016 is as follows:

	2018	2017	2016
Tax provision at statutory rate	21.0%	35.0%	35.0%
State taxes	1.8	5.9	4.7
Foreign taxes	(3.4)	(8.5)	(5.2)
Tax contingencies	2.5	—	—
Withholding taxes and credits	1.5	—	—
Tax credits and incentives	(0.9)	(0.6)	(0.6)
Tax rate and legislative changes	(1.4)	(54.5)	—
Other	(0.2)	(0.4)	(0.4)
Total tax provision effective rate	20.9%	(23.1)%	33.5%

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The components of the Company’s net deferred tax liability as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Pension, postretirement and post-employment benefits	$1,918	$1,986
Marketing and sales incentive programs	53,259	39,836
Allowance for credit losses	17,534	18,539
Other accrued liabilities	7,825	471
Tax loss and tax credit carry forwards	4,314	1,892
Total deferred tax assets	$84,850	$62,724
Deferred tax liability:
Equipment on operating lease	$320,070	$268,129
Deferred tax liability, net (1)	$(235,220)	$(205,405)

(1)

In the accompanying consolidated balance sheets, the US net deferred tax position in 2018 and 2017 is included in “Accounts payable and other accrued liabilities” while the Canadian net deferred tax position in 2018 and 2017 is included in “Other assets”.

Deferred taxes are provided to reflect timing differences between the financial and tax basis of assets and liabilities and tax carryforwards using currently enacted tax rates and laws. Management believes it is more likely than not the benefit of the deferred tax assets will be realized.

A reconciliation of the gross amounts of tax contingencies at the beginning and end of the year is as follows:

	2018	2017	2016
Balance, beginning of year	$—	$—	$—
Additions based on tax positions related to prior years	4,274	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance, end of year	$4,274	$—	$—

The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $4,274.

The Company recognizes interest and penalties accrued related to tax contingencies in income tax expense. During the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $686, $0 and $0, respectively, in interest and penalties. The Company had approximately $686, $0 and $0 for the expected future payment of interest and penalties accrued at December 31, 2018, 2017 and 2016, respectively.

The Company has open tax years from 2012 to 2018.  The Company does not believe the resolution of any outstanding tax examinations will have a material adverse effect on the Company’s financial position or its results of operations. On December 22, 2017, the U.S. enacted the U.S. Tax Act which included, among other things, a reduction in the corporate tax rate from 35% to 21% and a tax on deemed repatriation of the undistributed earnings of foreign subsidiaries. As a result, in the fourth quarter of 2017, the Company recorded an estimated net tax benefit of $111,000, which included the revaluation of its net deferred tax liability and the tax charge on the deemed repatriation. In the fourth quarter of 2018, the Company filed its 2017 U.S. corporate income tax return and subsequently booked an additional benefit of $2,739 to reflect the final increment of corporate tax reform, thus resulting in an overall benefit of $113,739. In addition, amongst other items, the U.S. Tax Act enacted a tax upon global intangible low tax income (the “GILTI tax”). The Company has made a policy election to account for the GILTI tax as a current period cost, rather than under the deferred tax method.

At December 31, 2018, there are no material deferred tax liabilities on undistributed earnings of subsidiaries

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

outside of the U.S.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated in cash flow hedging relationships are being used by the Company to mitigate the risk of rising interest rates related to debt and anticipated issuance of fixed‑rate debt in future periods. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. Ineffectiveness recognized related to these hedging relationships was not significant for the years ended December 31, 2018, 2017 and 2016. These amounts are recorded in “Other expenses” in the consolidated statements of income. As of December 31, 2018, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 53 months. As of December 31, 2018, the after‑tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $712.

The Company also enters into interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset‑backed facilities. These facilities require the Company to enter into interest rate derivatives. To ensure that these transactions do not result in the Company being exposed to this risk, the Company enters into an offsetting position. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the years ended December 31, 2018, 2017 and 2016.

Most of the Company’s interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input for forecasted benchmark interest rates and can be compared to actively traded derivatives. If the future notional amount of the Company’s interest rate derivatives is not known in advance, the derivatives are considered Level 3 derivatives. The fair market value of these derivatives is calculated using market data input and a forecasted future notional balance. The total notional amount of the Company’s interest rate derivatives was approximately $2,960,191 and $3,143,737 at December 31, 2018 and 2017, respectively. The thirteen‑month average notional amounts as of December 31, 2018 and 2017 were $2,947,318 and $3,246,576, respectively.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of December 31, 2018 and 2017 in the consolidated balance sheets are recorded as follows:

	2018	2017
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$15,422	$4,113
Accounts payable and other accrued liabilities:
Interest rate derivatives	$8,107	$6,698
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$1,157	$4,638
Foreign exchange contracts	86	1,393
Total	$1,243	$6,031
Accounts payable and other accrued liabilities:
Interest rate derivatives	$1,157	$4,638
Foreign exchange contracts	—	325
Total	$1,157	$4,963

Pre‑tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the years ended December 31, 2018, 2017 and 2016 are recorded in the following accounts:

	2018	2017	2016
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives	$726	$2,797	$1,277
Reclassified from accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives—Interest expense to third parties	34	(749)	(694)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$(12,355)	$1,155	$4,128

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2017, all of which are classified as Level 2:

	Level 2
	2018	2017
Assets
Interest rate derivatives	$16,579	$8,751
Foreign exchange contracts	86	1,393
Total assets	$16,665	$10,144
Liabilities
Interest rate derivatives	$9,264	$11,336
Foreign exchange contracts	—	325
Total liabilities	$9,264	$11,661

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

Certain equipment held for sale measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017 was $144,913 and $123,503, respectively. The fair market value of these assets was based on an internal valuation methodology, which used industry guide book values adjusted for recent remarketing history and was classified as Level 3 under the fair value hierarchy. For the years ended December 31, 2018, 2017 and 2016, the Company recorded impairment losses on equipment held for sale of $2,894, $5,646 and $11,400, respectively. In addition, the Company recorded (gains) losses on the sale of the equipment held of $11,018,  $9,784 and $(1,690) for the years ended December 31, 2018, 2017 and 2016, respectively. Both the impairment losses and the gains on the sale of equipment held were included in “Other expenses” in the accompanying consolidated statements of income.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of December 31, 2018 and 2017 are as follows:

	2018		2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$9,950,926	$9,859,920	$10,421,545	$10,379,020
Long-term debt	$6,259,839	$6,149,778	$6,332,763	$6,314,182

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

NOTE 11: GEOGRAPHICAL INFORMATION

Based on how its operations are managed and evaluated by management, the Company is viewed as one operating segment.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

A summary of the Company’s geographical information is as follows:

	2018	2017	2016
Revenues
United States	$693,191	$756,210	$780,071
Canada	192,645	187,107	170,825
Eliminations	(7,482)	(4,385)	(4,175)
Total	$878,354	$938,932	$946,721
Interest expense
United States	$276,956	$279,542	$269,560
Canada	55,806	47,413	39,714
Eliminations	(7,482)	(4,385)	(4,175)
Total	$325,280	$322,570	$305,099
Net income
United States	$97,790	$189,225	$121,122
Canada	59,055	61,264	66,390
Total	$156,845	$250,489	$187,512
Depreciation and amortization
United States	$191,347	$238,037	$208,942
Canada	42,579	44,864	40,528
Total	$233,926	$282,901	$249,470
Expenditures for equipment on operating leases
United States	$533,706	$507,349	$555,219
Canada	146,560	128,470	168,164
Total	$680,266	$635,819	$723,383
Provision for credit losses
United States	$28,932	$40,516	$35,867
Canada	2,767	382	(5,021)
Total	$31,699	$40,898	$30,846

	2018	2017	2016
Total assets
United States	$10,482,805	$10,738,403	$12,016,606
Canada	2,511,839	2,838,754	2,400,814
Eliminations	(62,732)	(65,079)	(374,161)
Total	$12,931,912	$13,512,078	$14,043,259
Managed receivables
United States	$8,080,756	$8,265,090	$9,048,303
Canada	1,944,582	2,235,651	1,877,423
Total	$10,025,338	$10,500,741	$10,925,726

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income at December 31, 2018, 2017, and 2016 is as follows:

	2018	2017	2016
Subsidy from CNH Industrial North America
Retail	$149,363	$157,496	$170,425
Wholesale	123,615	166,426	156,654
Operating lease	60,841	68,987	70,138
Income from Iveco Argentina
Wholesale factoring	10,881	5,199	—
Income from affiliated receivables
CNH Industrial North America	1,096	—	1,155
Other affiliates	137	150	—
Total interest and other income from affiliates	$345,933	$398,258	$398,372

Interest expense to affiliates was $7,533, $11,442 and $7,218, respectively, for the years ended December 31, 2018, 2017 and 2016. Fees charged by affiliates were $47,475 and $46,431 and $45,225 for the years ended December 31, 2018, 2017 and 2016, respectively, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

As of December 31, 2018 and 2017, the Company had various accounts and notes receivable and debt with the following affiliates:

	2018			2017
	Rate	Maturity	Amount	Rate	Maturity	Amount
Affiliated receivables
CNH Industrial America	0%	—	$24,724	0%	—	$49,311
CNH Industrial Canada Ltd.	0%	—	6,233	0%	—	11,282
Other affiliates	0%	—	12,432	0%	—	12,540
Total affiliated receivables			$43,389			$73,133
Affiliated debt
CNH Industrial America	2.50%	2019	$99,455	4.31%	2018	$327,160
CNH Industrial Canada Ltd.	3.80%	2019	176,816	4.19%	2018	118,642
Total affiliated debt			$276,271			$445,802

Included in “Other Assets” in the accompanying balance sheet were tax receivables due from related parties of $39,174 and $3,513 as of December 31, 2018 and 2017, respectively. Accounts payable and other accrued liabilities, including tax payables, of $4,740 and $60,070, respectively, as of December 31, 2018 and 2017, were payable to related parties.

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

Commitments

The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At December 31, 2018, the total credit limit available was $5,919,819, of which $3,499,835 was utilized.

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit, which are 100%‑owned subsidiaries of CNH Industrial Capital LLC (the “Guarantor Entities”), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%‑owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of December 31, 2018 and 2017 and for the three years ended December 31, 2018. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Comprehensive Income for the
	Year Ended December 31, 2018
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$9,170	$192,099	$—	$201,269
Interest income on wholesale notes	—	(1,030)	67,929	—	66,899
Interest and other income from affiliates	70,880	200,821	297,443	(223,211)	345,933
Rental income on operating leases	—	187,089	54,493	—	241,582
Other income	—	87,710	2,842	(67,881)	22,671
Total revenues	70,880	483,760	614,806	(291,092)	878,354
EXPENSES
Interest expense:
Interest expense to third parties	156,839	(8,767)	169,675	—	317,747
Interest expense to affiliates	—	199,890	30,854	(223,211)	7,533
Total interest expense	156,839	191,123	200,529	(223,211)	325,280
Administrative and operating expenses:
Fees charged by affiliates	—	45,545	69,811	(67,881)	47,475
Provision for credit losses	—	8,445	23,254	—	31,699
Depreciation of equipment on operating leases	—	189,228	42,577	—	231,805
Other expenses	22	18,249	25,507	—	43,778
Total administrative and operating expenses	22	261,467	161,149	(67,881)	354,757
Total expenses	156,861	452,590	361,678	(291,092)	680,037
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(85,981)	31,170	253,128	—	198,317
Income tax provision (benefit)	(20,995)	11,010	51,457	—	41,472
Equity in income of consolidated subsidiaries accounted for under the equity method	221,831	201,671	—	(423,502)	—
NET INCOME	$156,845	$221,831	$201,671	$(423,502)	$156,845
COMPREHENSIVE INCOME	$110,009	$174,995	$161,250	$(336,245)	$110,009

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Balance Sheets as of December 31, 2018
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$118,508	$41,820	$—	$160,328
Restricted cash	—	—	639,543	—	639,543
Receivables, less allowance for credit losses	—	1,472,678	8,478,248	—	9,950,926
Affiliated accounts and notes receivable	2,310,137	2,122,129	2,268,477	(6,657,354)	43,389
Equipment on operating leases, net	—	1,357,493	366,724	—	1,724,217
Equipment held for sale	—	192,772	17,219	—	209,991
Investments in consolidated subsidiaries accounted for under the equity method	2,796,050	2,461,139	—	(5,257,189)	—
Goodwill and intangible assets, net	—	91,754	26,827	—	118,581
Other assets	11,140	56,517	20,681	(3,401)	84,937
TOTAL	$5,117,327	$7,872,990	$11,859,539	$(11,917,944)	$12,931,912
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$987,559	$—	$3,336,733	$—	$4,324,292
Accounts payable and other accrued liabilities	286,527	3,035,024	1,243,183	(3,848,956)	715,778
Affiliated debt	—	2,041,926	1,046,144	(2,811,799)	276,271
Long-term debt	2,487,509	(10)	3,772,340	—	6,259,839
Total liabilities	3,761,595	5,076,940	9,398,400	(6,660,755)	11,576,180
Stockholder’s equity	1,355,732	2,796,050	2,461,139	(5,257,189)	1,355,732
TOTAL	$5,117,327	$7,872,990	$11,859,539	$(11,917,944)	$12,931,912

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Cash Flows for the
	Year Ended December 31, 2018
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$142,488	$488,329	$143,064	$(411,000)	$362,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(9,080,473)	(9,991,699)	7,269,611	(11,802,561)
Collections of receivables	—	8,967,965	10,375,251	(7,270,276)	12,072,940
Purchase of equipment on operating leases, net	—	(146,618)	(65,391)	—	(212,009)
Change in property and equipment and software, net	—	(5,427)	—	—	(5,427)
Net cash from (used in) investing activities	—	(264,553)	318,161	(665)	52,943
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(211,322)	(128,802)	185,948	(154,176)
Net change in indebtedness	(12,488)	(54,285)	(140,562)	—	(207,335)
Dividends paid to CNH Industrial America LLC	(130,000)	—	(225,717)	225,717	(130,000)
Net cash from (used in) financing activities	(142,488)	(265,607)	(495,081)	411,665	(491,511)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(41,831)	(33,856)	—	(75,687)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	—	160,339	715,219	—	875,558
End of year	$—	$118,508	$681,363	$—	$799,871

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Comprehensive Income for the
	Year Ended December 31, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$16,206	$185,327	$—	$201,533
Interest income on wholesale notes	—	(1,107)	66,828	—	65,721
Interest and other income from affiliates	100,033	243,273	326,346	(271,394)	398,258
Rental income on operating leases	—	197,859	53,750	—	251,609
Other income	—	94,408	1,906	(74,503)	21,811
Total revenues	100,033	550,639	634,157	(345,897)	938,932
EXPENSES
Interest expense:
Interest expense to third parties	164,836	2,125	144,167	—	311,128
Interest expense to affiliates	—	236,267	46,569	(271,394)	11,442
Total interest expense	164,836	238,392	190,736	(271,394)	322,570
Administrative and operating expenses:
Fees charged by affiliates	—	44,666	76,268	(74,503)	46,431
Provision for credit losses	—	11,090	29,808	—	40,898
Depreciation of equipment on operating leases	—	235,911	44,854	—	280,765
Other expenses	—	33,176	11,651	—	44,827
Total administrative and operating expenses	—	324,843	162,581	(74,503)	412,921
Total expenses	164,836	563,235	353,317	(345,897)	735,491
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(64,803)	(12,596)	280,840	—	203,441
Income tax provision (benefit)	(24,331)	(148,033)	125,316	—	(47,048)
Equity in income of consolidated subsidiaries accounted for under the equity method	290,961	155,524	—	(446,485)	—
NET INCOME	$250,489	$290,961	$155,524	$(446,485)	$250,489
COMPREHENSIVE INCOME	$294,462	$334,934	$192,936	$(527,870)	$294,462

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Cash Flows for the
	Year Ended December 31, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$564,252	$838,812	$130,049	$(922,660)	$610,453
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(8,276,424)	(9,446,211)	6,808,056	(10,914,579)
Collections of receivables	—	8,316,852	9,897,291	(6,808,286)	11,405,857
Purchase of equipment on operating leases, net	—	(136,711)	(63,230)	—	(199,941)
Change in property and equipment and software, net	—	(1,614)	—	—	(1,614)
Net cash from (used in) investing activities	—	(97,897)	387,850	(230)	289,723
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(683,231)	48,874	922,890	288,533
Net change in indebtedness	(279,252)	(48,999)	(576,992)	—	(905,243)
Dividends paid to CNH Industrial America LLC	(285,000)	—	—	—	(285,000)
Net cash from (used in) financing activities	(564,252)	(732,230)	(528,118)	922,890	(901,710)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	8,685	(10,219)	—	(1,534)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	—	151,654	725,438	—	877,092
End of year	$—	$160,339	$715,219	$—	$875,558

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Comprehensive Income for the
	Year Ended December 31, 2016
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$15,990	$195,516	$—	$211,506
Interest income on wholesale notes	—	(96)	69,006	—	68,910
Interest and other income from affiliates	97,254	232,020	324,262	(255,164)	398,372
Rental income on operating leases	—	196,911	46,620	—	243,531
Other income	—	103,422	2,837	(81,857)	24,402
Total revenues	97,254	548,247	638,241	(337,021)	946,721
EXPENSES
Interest expense:
Interest expense to third parties	162,264	6,209	129,408	—	297,881
Interest expense to affiliates	—	226,544	35,838	(255,164)	7,218
Total interest expense	162,264	232,753	165,246	(255,164)	305,099
Administrative and operating expenses:
Fees charged by affiliates	—	43,469	83,613	(81,857)	45,225
Provision for credit losses	—	9,879	20,967	—	30,846
Depreciation of equipment on operating leases	—	206,924	40,514	—	247,438
Other expenses	—	28,035	8,262	—	36,297
Total administrative and operating expenses	—	288,307	153,356	(81,857)	359,806
Total expenses	162,264	521,060	318,602	(337,021)	664,905
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(65,010)	27,187	319,639	—	281,816
Income tax provision (benefit)	(24,261)	10,204	108,361	—	94,304
Equity in income of consolidated subsidiaries accounted for under the equity method	228,261	211,278	—	(439,539)	—
NET INCOME	$187,512	$228,261	$211,278	$(439,539)	$187,512
COMPREHENSIVE INCOME	$204,914	$245,663	$225,994	$(471,657)	$204,914

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Cash Flows for the Year Ended December 31, 2016
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(102,001)	$(9,907)	$638,851	$158,127	$685,070
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(8,575,745)	(9,116,990)	6,888,764	(10,803,971)
Collections of receivables	—	8,660,606	9,775,641	(6,889,105)	11,547,142
Purchase of equipment on operating leases, net	—	(255,439)	(105,992)	—	(361,431)
Change in property and equipment and software, net	—	(887)	(3)	—	(890)
Net cash from (used in) investing activities	—	(171,465)	552,656	(341)	380,850
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	172,351	224,700	(286,842)	110,209
Net change in indebtedness	392,001	(21,166)	(1,477,741)	—	(1,106,906)
Dividends paid to CNH Industrial America LLC	(290,000)	—	(129,056)	129,056	(290,000)
Net cash from (used in) financing activities	102,001	151,185	(1,382,097)	(157,786)	(1,286,697)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(30,187)	(190,590)	—	(220,777)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	—	181,841	916,028	—	1,097,869
End of year	$—	$151,654	$725,438	$—	$877,092

NOTE 15: SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

	For the Year Ended December 31, 2018
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$226,371	$226,141	$211,281	$214,561	$878,354
Interest expense	78,428	78,804	81,557	86,491	325,280
Administrative and operating expenses	96,020	85,287	83,332	90,118	354,757
Income tax provision	12,120	14,422	8,111	6,819	41,472
Net income	$39,803	$47,628	$38,281	$31,133	$156,845

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	For the Year Ended December 31, 2017
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$232,834	$229,863	$234,889	$241,346	$938,932
Interest expense	74,728	78,797	79,772	89,273	322,570
Administrative and operating expenses	101,676	95,994	106,591	108,660	412,921
Income tax provision	18,037	16,885	14,387	(96,357)	(47,048)
Net income	$38,393	$38,187	$34,139	$139,770	$250,489

NOTE 16: SUBSEQUENT EVENTS

On February 6, 2019, the Company, through a trust, issued $786,040 of amortizing asset-backed notes secured by U.S. retail loan receivables.