Form 10-Q
period 2019-03-31
CNH Industrial Capital LLC
filed 2019-05-10
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

As of March 31, 2019, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

Securities registered pursuant to Section 12(b) of the Act: None

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10‑Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
REVENUES
Interest income on retail notes and finance leases	$55,468	$48,630
Interest income on wholesale notes	16,742	15,569
Interest and other income from affiliates	84,253	95,015
Rental income on operating leases	60,641	61,116
Other income	4,965	6,041
Total revenues	222,069	226,371
EXPENSES
Interest expense:
Interest expense to third parties	85,216	76,836
Interest expense to affiliates	3,165	1,592
Total interest expense	88,381	78,428
Administrative and operating expenses:
Fees charged by affiliates	12,381	11,955
Provision for credit losses	6,969	11,815
Depreciation of equipment on operating leases	60,920	61,685
Other expenses	2,427	10,565
Total administrative and operating expenses	82,697	96,020
Total expenses	171,078	174,448
INCOME BEFORE TAXES	50,991	51,923
Income tax provision	11,780	12,120
NET INCOME	$39,211	$39,803

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
NET INCOME	$39,211	$39,803
Other comprehensive income (loss):
Foreign currency translation adjustment	8,690	(18,000)
Pension liability adjustment	88	106
Change in derivative financial instruments	(1,950)	78
Total other comprehensive income (loss)	6,828	(17,816)
COMPREHENSIVE INCOME	$46,039	$21,987

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$109,487	$160,328
Restricted cash and cash equivalents	547,148	639,543
Receivables, less allowance for credit losses of $72,228 and $74,412, respectively	9,942,012	9,950,926
Affiliated accounts and notes receivable	13,695	43,389
Equipment on operating leases, net	1,717,552	1,724,217
Equipment held for sale	251,274	209,991
Goodwill	108,923	108,399
Other intangible assets, net	11,202	10,182
Other assets	66,662	84,937
TOTAL	$12,767,955	$12,931,912
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,018,023	$4,324,292
Accounts payable and other accrued liabilities	822,694	715,778
Affiliated debt	313,236	276,271
Long-term debt	6,212,067	6,259,839
Total liabilities	11,366,020	11,576,180
Commitments and contingent liabilities (Note 10)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,807	843,643
Accumulated other comprehensive loss	(140,768)	(146,999)
Retained earnings	698,896	659,088
Total stockholder’s equity	1,401,935	1,355,732
TOTAL	$12,767,955	$12,931,912

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

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

	March 31,	December 31,
	2019	2018
Restricted cash and cash equivalents	$547,148	$639,543
Receivables, less allowance for credit losses of $42,619 and $54,124, respectively	6,634,540	6,687,828
TOTAL	$7,181,688	$7,327,371

Short-term debt (including current maturities of long-term debt)	$3,121,257	$3,241,347
Long-term debt	3,373,973	3,442,286
TOTAL	$6,495,230	$6,683,633

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Dollars in thousands)

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,211	$39,803
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	60,920	61,688
Amortization of intangibles	502	526
Provision for credit losses	6,969	11,815
Deferred income tax (benefit) expense	14,718	(22,304)
Changes in components of working capital:
Change in affiliated accounts and notes receivables	29,722	34,742
Change in other assets and equipment held for sale	28,332	(19,193)
Change in accounts payable and other accrued liabilities	85,424	139,176
Net cash from (used in) operating activities	265,798	246,253
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(2,487,845)	(2,381,960)
Collections of receivables	2,532,871	2,688,430
Purchase of equipment on operating leases	(175,509)	(102,605)
Proceeds from disposal of equipment on operating leases	79,914	104,914
Change in property, equipment and software, net	(1,521)	(1,131)
Net cash from (used in) investing activities	(52,090)	307,648
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	299,438	67,437
Payment of affiliated debt	(264,683)	(444,560)
Proceeds from issuance of long-term debt	786,040	78,293
Payment of long-term debt	(989,422)	(319,635)
Change in short-term borrowings, net	(188,317)	(17,539)
Dividends paid to CNH Industrial America LLC	—	(20,000)
Net cash from (used in) financing activities	(356,944)	(656,004)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(143,236)	(102,103)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	799,871	875,558
End of period	$656,635	$773,455
CASH PAID DURING THE PERIOD FOR INTEREST	$74,319	$54,266
CASH PAID (RECEIVED) DURING THE PERIOD FOR TAXES	$(36,543)	$2,123

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Loss	Earnings	Total
BALANCE - January 1, 2018	$—	$843,559	$(100,163)	$632,243	$1,375,639
Net income	—	—	—	39,803	39,803
Dividends paid to CNH Industrial America LLC	—	—	—	(20,000)	(20,000)
Foreign currency translation adjustment	—	—	(18,000)	—	(18,000)
Stock compensation	—	167	—	—	167
Pension liability adjustment, net of tax	—	—	106	—	106
Change in derivative financial instruments, net of tax	—	—	78	—	78
BALANCE - March 31, 2018	$—	$843,726	$(117,979)	$652,046	$1,377,793
BALANCE - January 1, 2019	$—	$843,643	$(146,999)	$659,088	$1,355,732
Net income	—	—	—	39,211	39,211
Dividends paid to CNH Industrial America LLC	—	—	—	—	—
Foreign currency translation adjustment	—	—	8,690	—	8,690
Stock compensation	—	164	—	—	164
Reclassification of stranded tax effects	—	—	(597)	597	—
Pension liability adjustment, net of tax	—	—	88	—	88
Change in derivative financial instruments, net of tax	—	—	(1,950)	—	(1,950)
BALANCE - March 31, 2019	$—	$843,807	$(140,768)	$698,896	$1,401,935

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

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, which should be read in conjunction with the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018. Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, which is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes ASC 840, Leases (“ASC 840”). Subsequently, the FASB has issued additional ASUs, which further clarified this guidance. The ASU’s most prominent change is the requirement for lessees to recognize leased assets and liabilities classified as operating leases under the previous standard. The ASU did not significantly change the lessee’s recognition, measurement and

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. ASU 2016-02 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASU 2016-02 on January 1, 2019, using the modified retrospective approach, without recasting prior periods. The adoption of this standard did not have a material impact on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends ASC 815, Derivatives and Hedging. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements and improve the disclosures of hedging arrangements. Among other provisions, the new standard (1) requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported, (2) eliminates the separate measurement and reporting of hedge ineffectiveness and (3) permits an entity to recognize in earnings the initial value of an excluded component under a systematic and rational method over the life of the derivative instrument. The Company adopted ASU 2017-12 on January 1, 2019. The adoption of this standard did not have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which amends ASC 220, Income Statement – Reporting Comprehensive Income. In December 2017, the U.S. government enacted new tax legislation (the “U.S. Tax Reform”). Included in the provisions of U.S. Tax Reform was a reduction of the corporate income tax rate from 35 percent to 21 percent. U.S. GAAP requires that remeasurement of deferred taxes to the new corporate tax rate occur in the period in which the legislation is enacted, with the deferred tax adjustment being recorded in the provision for income taxes, including items for which the tax effects were originally recorded in other comprehensive income (“OCI”). This treatment results in the items in OCI reflecting a disproportionate tax rate, a result often referred to as stranded tax effects. This ASU allowed a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from U.S. Tax Reform. The Company adopted ASU 2018-02 on January 1, 2019, and reclassified $597 of tax effects from “Accumulated other comprehensive loss” to “Retained earnings” within its consolidated balance sheet.

In August 2018, the SEC adopted a final rule that amends certain disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. However, the guidance also added requirements for registrants to include in their interim financial statements a reconciliation of changes in stockholders’ equity for each period for which an income statement is required (both year-to-date and quarterly periods). The Company adopted the new interim disclosure requirement on January 1, 2019. The adoption of this standard did not have a material impact on its consolidated statements of changes in stockholder’s equity.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes ASC 326, Financial Instruments – Credit Losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”), which supersedes existing ASU 2016-13. The ASU introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Additional disclosures about significant estimates and credit quality are also required. ASU 2018-19 is effective for annual periods beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

In October 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”), which expands the application of a specific private company alternative related to VIEs and changes the guidance for determining whether a decision-making fee is a variable interest. ASU 2018-17 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted in any interim period. ASU 2018-17 is required to be applied retrospectively from the date the guidance is first applied. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended March 31, 2019:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(146,726)	$(4,070)	$3,025	$(147,771)
Tax asset	—	1,573	(801)	772
Beginning balance, net of tax	(146,726)	(2,497)	2,224	(146,999)
Other comprehensive income (loss) before reclassifications	8,690	(111)	(2,411)	6,168
Amounts reclassified from accumulated other comprehensive income (loss)	—	228	(242)	(14)
Tax effects	—	(29)	703	674
Net current-period other comprehensive income (loss)	8,690	88	(1,950)	6,828
Reclassification of stranded tax effects	—	(597)	—	(597)
Total	$(138,036)	$(3,006)	$274	$(140,768)

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The reclassifications out of AOCI and the location on the consolidated statements of income for the three months ended March 31, 2019 and 2018 are as follows:

	2019	2018	Affected Line Item
Amortization of defined benefit pension items:
	$(228)	$(176)	Various line items individually insignificant
	(228)	(176)	Income before taxes
	56	44	Income taxes
	$(172)	$(132)	Net of tax
Unrealized losses on derivatives:
	$242	$(156)	Interest expense to third parties
	242	(156)	Income before taxes
	(64)	41	Income taxes
	$178	$(115)	Net of tax

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
	2019	2018
Retail	$684,604	$753,388
Wholesale	708,029	747,191
Wholesale factoring	79,099	—
Finance lease	65,366	63,936
Restricted receivables	8,477,142	8,460,823
Gross receivables	10,014,240	10,025,338
Less: Allowance for credit losses	(72,228)	(74,412)
Total receivables, net	$9,942,012	$9,950,926

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Retail	$5,561,998	$5,623,730
Wholesale	2,915,144	2,837,093
Total restricted receivables	$8,477,142	$8,460,823

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

Allowance for credit losses activity for the three months ended March 31, 2019 is as follows:

	Retail	Wholesale	Wholesale Factoring	Total
Allowance for credit losses:
Beginning balance	$66,944	$7,468	$—	$74,412
Charge-offs	(7,377)	(2,165)	—	(9,542)
Recoveries	307	6	—	313
Provision	5,696	1,217	56	6,969
Foreign currency translation and other	67	9	—	76
Ending balance	$65,637	$6,535	$56	$72,228
Ending balance: individually evaluated for impairment	$17,210	$3,500	$—	$20,710
Ending balance: collectively evaluated for impairment	$48,427	$3,035	$56	$51,518
Receivables:
Ending balance	$6,311,968	$3,623,173	$79,099	$10,014,240
Ending balance: individually evaluated for impairment	$33,437	$5,406	$—	$38,843
Ending balance: collectively evaluated for impairment	$6,278,531	$3,617,767	$79,099	$9,975,397

Allowance for credit losses activity for the three months ended March 31, 2018 is as follows:

			Wholesale
	Retail	Wholesale	Factoring	Total
Allowance for credit losses:
Beginning balance	$73,610	$5,444	$142	$79,196
Charge-offs	(10,510)	(187)	—	(10,697)
Recoveries	1,009	58	—	1,067
Provision (benefit)	11,895	(63)	(17)	11,815
Foreign currency translation and other	(283)	(14)	(4)	(301)
Ending balance	$75,721	$5,238	$121	$81,080
Ending balance: individually evaluated for impairment	$20,544	$2,734	$—	$23,278
Ending balance: collectively evaluated for impairment	$55,177	$2,504	$121	$57,802
Receivables:
Ending balance	$6,558,169	$3,363,008	$201,005	$10,122,182
Ending balance: individually evaluated for impairment	$41,233	$39,942	$—	$81,175
Ending balance: collectively evaluated for impairment	$6,516,936	$3,323,066	$201,005	$10,041,007

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the year ended December 31, 2018 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$73,610	$5,586	$79,196
Charge-offs	(39,375)	(1,567)	(40,942)
Recoveries	4,702	71	4,773
Provision	28,277	3,422	31,699
Foreign currency translation and other	(270)	(44)	(314)
Ending balance	$66,944	$7,468	$74,412
Ending balance: individually evaluated for impairment	$15,801	$4,825	$20,626
Ending balance: collectively evaluated for impairment	$51,143	$2,643	$53,786
Receivables:
Ending balance	$6,441,054	$3,584,284	$10,025,338
Ending balance: individually evaluated for impairment	$31,148	$24,513	$55,661
Ending balance: collectively evaluated for impairment	$6,409,906	$3,559,771	$9,969,677

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

Platinum — Customers from whom the Company expects minimal, if any, loss or collection effort.

Gold, Silver, Bronze — Customers defined as those with the potential for loss and collection effort.

A breakdown of the retail portfolio by the customer’s risk grade at the time of origination as of March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
	2019	2018
Titanium	$3,274,833	$3,367,239
Platinum	1,910,941	1,942,784
Gold	944,950	943,816
Silver	146,743	152,338
Bronze	34,501	34,877
Total	$6,311,968	$6,441,054

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

A breakdown of the wholesale portfolio by its credit quality indicators as of March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
	2019	2018
A	$1,435,266	$1,582,179
B	1,417,406	1,292,331
C	599,279	527,735
D	171,222	182,039
Total	$3,623,173	$3,584,284

The following tables present information at the level at which management assesses and monitors its credit risk. Receivables are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Delinquency is reported on receivables greater than 30 days past due.

The aging of receivables as of March 31, 2019 is as follows:

							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$24,465	$7,875	$24,138	$56,478	$5,098,431	$5,154,909	$5,195
Canada	$1,382	$533	$1,692	$3,607	$1,153,452	$1,157,059	$473
Wholesale
United States	$783	$481	$412	$1,676	$2,738,482	$2,740,158	$148
Canada	$—	$—	$—	$—	$883,015	$883,015	$—
Wholesale Factoring	$—	$—	$—	$—	$79,099	$79,099	$—
Total
Retail	$25,847	$8,408	$25,830	$60,085	$6,251,883	$6,311,968	$5,668
Wholesale	$783	$481	$412	$1,676	$3,621,497	$3,623,173	$148
Wholesale factoring	$—	$—	$—	$—	$79,099	$79,099	$—

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables as of December 31, 2018 is as follows:

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

Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of March 31, 2019 and December 31, 2018, the Company’s recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances, allowances and average recorded investment (based on a four-month average and thirteen-month average, respectively) are as follows:

	March 31, 2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$31,099	$30,343	$16,126	$31,835
Canada	$2,338	$2,338	$1,084	$2,354
Wholesale
United States	$5,406	$5,262	$3,500	$7,700
Total
Retail	$33,437	$32,681	$17,210	$34,189
Wholesale	$5,406	$5,262	$3,500	$7,700

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$30,959	$29,783	$15,347	$32,787
Canada	$189	$180	$454	$248
Wholesale
United States	$24,513	$22,985	$4,825	$27,269
Total
Retail	$31,148	$29,963	$15,801	$33,035
Wholesale	$24,513	$22,985	$4,825	$27,269

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of March 31, 2019 and December 31, 2018, the Company’s impaired receivables individually evaluated for impairment without an allowance were immaterial. Interest income recognized on impaired receivables for the three months ended March 31, 2019 and 2018 was immaterial.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019			December 31, 2018
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$26,594	$5,262	$31,856	$27,069	$22,985	$50,054
Canada	$1,427	$—	$1,427	$1,428	$—	$1,428

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

As of March 31, 2019, the Company had 264 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $9,211 and the post-modification value was $8,304. Additionally, the Company had 365 accounts with a balance of $16,950 undergoing bankruptcy proceedings where a concession has not yet been determined. As of March 31, 2018, the Company had 279 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $8,740 and the post-modification value was $7,921. Additionally, the Company had 393 accounts with a balance of $21,325 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended March 31, 2019 and 2018.

As of March 31, 2019 and 2018, the Company’s wholesale TDRs were immaterial.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $108,752) as of March 31, 2019 are as follows:

2019	$126,257
2020	147,144
2021	87,777
2022	28,605
2023 and thereafter	7,953
Total lease payments	$397,736

NOTE 6: CREDIT FACILITIES AND DEBT

On February 6, 2019, the Company, through a bankruptcy-remote trust, issued $786,040 of amortizing asset-backed notes secured by U.S. retail receivables.

As of March 31, 2019, the Company had a fully-drawn uncommitted credit line totaling $97,370, which credit line expires in June 2019.

Committed unsecured facilities with banks as of March 31, 2019 totaled $834,420. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of March 31, 2019, the Company had $337,050 outstanding under these credit facilities. Included in the remaining available credit commitments is $300,000 maintained primarily to provide backup liquidity for commercial paper borrowings.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended March 31, 2019 and 2018 were 23.1% and 23.3%, respectively. The effective tax rate is slightly higher than the U.S. federal income tax rate primarily due to state and provincial income taxes, the impact of which is partly offset by certain income tax credits.

NOTE 8: FINANCIAL INSTRUMENTS

The Company may elect to measure financial instruments and certain other items at fair value. This fair value option would be applied on an instrument-by-instrument basis with changes in fair value reported in earnings. The election can be made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once made. The Company has not elected the fair value measurement option for eligible items.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Fair-Value Hierarchy

The hierarchy of valuation techniques for financial instruments is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

Determination of Fair Value

When available, the Company uses quoted market prices to determine fair value and classifies such items in Level 1. In some cases where a market price is not available, the Company will use observable market-based inputs to calculate fair value, in which case the items are classified in Level 2.

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

Derivatives

The Company utilizes derivative instruments to mitigate its exposure to interest rate and foreign currency exposures. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designated as a hedge at the inception of the derivative contract. The Company does not hold or enter into derivative or other financial instruments for speculative purposes. The credit and market risk related to derivatives is reduced through diversification among various counterparties, utilizing mandatory termination clauses and/or collateral support agreements. Derivative instruments are generally classified as Level 2 in the fair value hierarchy. The cash flows underlying all derivative contracts were recorded in operating activities in the consolidated statements of cash flows.

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of March 31, 2019, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 51 months. As of March 31, 2019, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $(748).

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three months ended March 31, 2019 and 2018.

All of the Company’s interest rate derivatives as of March 31, 2019 and December 31, 2018 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $3,082,748 and $2,960,191 at March 31, 2019 and December 31, 2018, respectively. The four-month average notional amounts for the three months ended March 31, 2019 and 2018 were $3,050,779 and $2,985,203, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of March 31, 2019 and December 31, 2018 in the consolidated balance sheets are recorded as follows:

	March 31,	December 31,
	2019	2018
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$21,182	$15,422
Accounts payable and other accrued liabilities:
Interest rate derivatives	$4,471	$8,107
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$899	$1,157
Foreign exchange contracts	303	86
Total	$1,202	$1,243
Accounts payable and other accrued liabilities:
Interest rate derivatives	$899	$1,157

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three months ended March 31, 2019 and 2018 are recorded in the following accounts:

	2019	2018
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss)
Interest rate derivatives	$(2,411)	$(50)
Reclassified from accumulated other comprehensive income (loss)
Interest rate derivatives—Interest expense to third parties	242	(156)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$(269)	$(2,594)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, all of which are measured as Level 2:

	March 31,	December 31,
	2019	2018
Assets
Interest rate derivatives	$22,081	$16,579
Foreign exchange contracts	303	86
Total assets	$22,384	$16,665
Liabilities
Interest rate derivatives	$5,370	$9,264
Foreign exchange contracts	—	—
Total liabilities	$5,370	$9,264

There were no transfers between Level 1, Level 2 and Level 3 hierarchy levels during the periods presented.

Fair Value of Other Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, floating-rate affiliated accounts and notes receivable, floating-rate short-term debt, interest payable and short-term affiliated debt was assumed to approximate its fair value. Under the fair value hierarchy, cash and cash equivalents and restricted cash and cash equivalents are classified as Level 1 and the remainder of the financial instruments listed is classified as Level 2.

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$9,942,012	$9,833,708	$9,950,926	$9,589,920
Long-term debt	$6,212,067	$6,199,239	$6,259,839	$6,149,778

______________

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended
	March 31,
	2019	2018
Revenues
United States	$177,779	$176,503
Canada	45,605	51,729
Eliminations	(1,315)	(1,861)
Total	$222,069	$226,371
Interest expense
United States	$73,436	$66,844
Canada	16,260	13,445
Eliminations	(1,315)	(1,861)
Total	$88,381	$78,428
Net income
United States	$28,768	$22,934
Canada	10,443	16,869
Total	$39,211	$39,803
Depreciation and amortization
United States	$50,391	$50,714
Canada	11,031	11,500
Total	$61,422	$62,214
Expenditures for equipment on operating leases
United States	$145,781	$77,145
Canada	29,728	25,460
Total	$175,509	$102,605
Provision for credit losses
United States	$5,696	$11,305
Canada	1,273	510
Total	$6,969	$11,815

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	March 31,	December 31,
	2019	2018
Total assets
United States	$10,304,929	$10,482,805
Canada	2,680,578	2,511,839
Eliminations	(217,552)	(62,732)
Total	$12,767,955	$12,931,912
Managed receivables
United States	$7,895,067	$8,080,756
Canada	2,119,173	1,944,582
Total	$10,014,240	$10,025,338

NOTE 10: RELATED-PARTY TRANSACTIONS

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three months ended March 31, 2019 and 2018 is as follows:

	2019	2018
Subsidy from CNH Industrial North America
Retail	$39,196	$39,416
Wholesale	30,010	34,083
Operating lease	15,006	15,595
Income from Iveco Argentina
Wholesale factoring	—	5,309
Income from affiliated receivables
CNH Industrial North America	41	612
Total interest and other income from affiliates	$84,253	$95,015

Interest expense to affiliates was $3,165 and $1,592, respectively, for the three months ended March 31, 2019 and 2018. Fees charged by affiliates were $12,381 and $11,955 for the three months ended March 31, 2019 and 2018, respectively, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of March 31, 2019 and December 31, 2018, the Company had various accounts and notes receivable and debt with the following affiliates:

	March 31,	December 31,
	2019	2018
Affiliated receivables
CNH Industrial America	$—	$24,724
CNH Industrial Canada Ltd.	1,392	6,233
Other affiliates	12,303	12,432
Total affiliated receivables	$13,695	$43,389
Affiliated debt
CNH Industrial America	$204,793	$99,455
CNH Industrial Canada Ltd.	108,443	176,816
Total affiliated debt	$313,236	$276,271

Included in “Other Assets” in the accompanying balance sheet were tax receivables due from related parties of $5,378 and $39,174 as of March 31, 2019 and December 31, 2018, respectively. Accounts payable and other accrued liabilities, including tax payables, of $104,667 and $4,740 were payable to related parties as of March 31, 2019 and December 31, 2018, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

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

Commitments

The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At March 31, 2019, the total credit limit available was $5,958,694, of which $3,576,849 was utilized.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 12: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the “Guarantor Entities”), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Three Months Ended March 31, 2019
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$5,923	$49,545	$—	$55,468
Interest income on wholesale notes	—	(258)	17,000	—	16,742
Interest and other income from affiliates	15,966	50,089	34,164	(15,966)	84,253
Rental income on operating leases	—	47,003	13,638	—	60,641
Other income	—	20,855	521	(16,411)	4,965
Total revenues	15,966	123,612	114,868	(32,377)	222,069
EXPENSES
Interest expense:
Interest expense to third parties	47,477	(11,353)	49,092	—	85,216
Interest expense to affiliates	—	45,523	(26,392)	(15,966)	3,165
Total interest expense	47,477	34,170	22,700	(15,966)	88,381
Administrative and operating expenses:
Fees charged by affiliates	—	11,862	16,930	(16,411)	12,381
Provision for credit losses	—	3,366	3,603	—	6,969
Depreciation of equipment on operating leases	—	49,890	11,030	—	60,920
Other expenses	6	(726)	3,147	—	2,427
Total administrative and operating expenses	6	64,392	34,710	(16,411)	82,697
Total expenses	47,483	98,562	57,410	(32,377)	171,078
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(31,517)	25,050	57,458	—	50,991
Income tax provision (benefit)	(7,696)	6,232	13,244	—	11,780
Equity in income of consolidated subsidiaries accounted for under the equity method	63,032	44,214	—	(107,246)	—
NET INCOME	$39,211	$63,032	$44,214	$(107,246)	$39,211
COMPREHENSIVE INCOME	$46,039	$69,860	$49,274	$(119,134)	$46,039

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Balance Sheets as of March 31, 2019
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$81,510	$27,977	$—	$109,487
Restricted cash and cash equivalents	—	—	547,148	—	547,148
Receivables, less allowance for credit losses	—	1,401,203	8,540,809	—	9,942,012
Affiliated accounts and notes receivable	2,128,966	2,256,804	2,333,101	(6,705,176)	13,695
Equipment on operating leases, net	—	1,342,918	374,634	—	1,717,552
Equipment held for sale	—	235,102	16,172	—	251,274
Investments in consolidated subsidiaries accounted for under the equity method	2,866,074	2,488,693	—	(5,354,767)	—
Goodwill and intangible assets, net	—	92,774	27,351	—	120,125
Other assets	7,733	55,837	6,564	(3,472)	66,662
TOTAL	$5,002,773	$7,954,841	$11,873,756	$(12,063,415)	$12,767,955
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$799,395	$—	$3,218,628	$—	$4,018,023
Accounts payable and other accrued liabilities	300,292	3,132,838	1,335,583	(3,946,019)	822,694
Affiliated debt	—	1,955,929	1,119,936	(2,762,629)	313,236
Long-term debt	2,501,151	—	3,710,916	—	6,212,067
Total liabilities	3,600,838	5,088,767	9,385,063	(6,708,648)	11,366,020
Stockholder’s equity	1,401,935	2,866,074	2,488,693	(5,354,767)	1,401,935
TOTAL	$5,002,773	$7,954,841	$11,873,756	$(12,063,415)	$12,767,955

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Three Months Ended March 31, 2019
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$174,522	$66,760	$73,757	$(49,241)	$265,798
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(1,832,019)	(2,277,000)	1,621,174	(2,487,845)
Collections of receivables	—	1,900,058	2,253,916	(1,621,103)	2,532,871
Purchase of equipment on operating leases, net	—	(84,288)	(11,307)	—	(95,595)
Change in property and equipment and software, net	—	(1,521)	—	—	(1,521)
Net cash from (used in) investing activities	—	(17,770)	(34,391)	71	(52,090)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(85,998)	71,583	49,170	34,755
Net change in indebtedness	(174,522)	10	(217,187)	—	(391,699)
Net cash from (used in) financing activities	(174,522)	(85,988)	(145,604)	49,170	(356,944)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(36,998)	(106,238)	—	(143,236)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	—	118,508	681,363	—	799,871
End of period	$—	$81,510	$575,125	$—	$656,635

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Balance Sheets as of December 31, 2018
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$118,508	$41,820	$—	$160,328
Restricted cash and cash equivalents	—	—	639,543	—	639,543
Receivables, less allowance for credit losses	—	1,472,678	8,478,248	—	9,950,926
Affiliated accounts and notes receivable	2,310,137	2,122,129	2,268,477	(6,657,354)	43,389
Equipment on operating leases, net	—	1,357,493	366,724	—	1,724,217
Equipment held for sale	—	192,772	17,219	—	209,991
Investments in consolidated subsidiaries accounted for under the equity method	2,796,050	2,461,139	—	(5,257,189)	—
Goodwill and intangible assets, net	—	91,754	26,827	—	118,581
Other assets	11,140	56,517	20,681	(3,401)	84,937
TOTAL	$5,117,327	$7,872,990	$11,859,539	$(11,917,944)	$12,931,912
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$987,559	$—	$3,336,733	$—	$4,324,292
Accounts payable and other accrued liabilities	286,527	3,035,024	1,243,183	(3,848,956)	715,778
Affiliated debt	—	2,041,926	1,046,144	(2,811,799)	276,271
Long-term debt	2,487,509	(10)	3,772,340	—	6,259,839
Total liabilities	3,761,595	5,076,940	9,398,400	(6,660,755)	11,576,180
Stockholder’s equity	1,355,732	2,796,050	2,461,139	(5,257,189)	1,355,732
TOTAL	$5,117,327	$7,872,990	$11,859,539	$(11,917,944)	$12,931,912

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

Trends and Economic Conditions

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended March 31, 2019, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $859 million and $303 million, respectively, representing an increase of 11.4% and a decrease of 5.9% from the same period in 2018, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $39.2 million for the three months ended March 31, 2019, compared to $39.8 million for the three months ended March 31, 2018. The decrease in net income was primarily due to a reduced net interest income, partially offset by decreased expenses related to the operating lease portfolio and a lower provision for credit losses. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.6% at March 31, 2019 and December 31, 2018 and 0.8% at March 31, 2018.

Macroeconomic issues for us include the uncertainty of governmental actions with respect to monetary, fiscal and legislative policies, the global economic recovery, changes in demand and pricing for used equipment, capital market disruptions, trade agreements and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America’s and our results.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

Revenues for the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	2019	2018	$ Change	% Change
Interest income on retail notes and finance leases	$55,468	$48,630	$6,838	14.1%
Interest income on wholesale notes	16,742	15,569	1,173	7.5
Interest and other income from affiliates	84,253	95,015	(10,762)	(11.3)
Rental income on operating leases	60,641	61,116	(475)	(0.8)
Other income	4,965	6,041	(1,076)	(17.8)
Total revenues	$222,069	$226,371	$(4,302)	(1.9)%

Revenues totaled $222.1 million for the three months ended March 31, 2019 compared to $226.4 million for the three months ended March 31, 2018. The quarter-over-quarter decrease was driven by a lower average portfolio, partially offset by a slightly higher average yield. The average yield for the managed portfolio was 7.5% and 7.4% for the three months ended March 31, 2019 and 2018, respectively.

Interest income on retail notes and finance leases for the three months ended March 31, 2019 was $55.5 million, representing an increase of $6.8 million from the three months ended March 31, 2018. The increase was primarily due to a $9.1 million favorable impact from higher interest rates, partially offset by a $2.3 million unfavorable impact from lower average earning assets.

Interest income on wholesale notes for the three months ended March 31, 2019 was $16.7 million, representing an increase of $1.2 million from the three months ended March 31, 2018. The increase was primarily due to higher interest rates.

Interest and other income from affiliates for the three months ended March 31, 2019 was $84.3 million compared to $95.0 million for the three months ended March 31, 2018. Compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $39.2 million and $39.4 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, compensation from CNH Industrial North America for wholesale marketing programs was $30.0 million, a decrease of $4.1 million from the same period in 2018. The decrease was primarily due to pricing initiatives. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $15.0 million and $15.6 million for the three months ended March 31, 2019 and 2018, respectively. Also included in interest and other income from affiliates was $5.3 million of wholesale factoring income for the three months ended March 31, 2018.

Rental income on operating leases for the three months ended March 31, 2019 was $60.6 million, representing a decrease of $0.5 million from the same period in 2018. The decrease was primarily due to a $1.1 million unfavorable impact from lower average earning assets, partially offset by a $0.6 million favorable impact from higher rates.

Other income for the three months ended March 31, 2019 was $5.0 million, representing a decrease of $1.1 million from the three months ended March 31, 2018.

Expenses

Expenses for the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	2019	2018	$ Change	% Change
Total interest expense	$88,381	$78,428	$9,953	12.7%
Fees charged by affiliates	12,381	11,955	426	3.6
Provision for credit losses	6,969	11,815	(4,846)	(41.0)
Depreciation of equipment on operating leases	60,920	61,685	(765)	(1.2)
Other expenses	2,427	10,565	(8,138)	(77.0)
Total expenses	$171,078	$174,448	$(3,370)	(1.9)%

Interest expense totaled $88.4 million for the three months ended March 31, 2019 compared to $78.4 million for the same period in 2018. The increase was primarily due to a $12.8 million unfavorable impact from higher average interest rates, partially offset by a $2.8 million favorable impact from lower average total debt. The average debt cost was 3.3% for the three months ended March 31, 2019 compared to 2.9% for the three months ended March 31, 2018.

The provision for credit losses was $7.0 million for the three months ended March 31, 2019 compared to $11.8 million for the same period in 2018. The decrease in 2019 was primarily due to lower retail losses.

Depreciation of equipment on operating leases was $60.9 million for the three months ended March 31, 2019 compared to $61.7 million for the three months ended March 31, 2018. The decrease was primarily due to a lower average operating lease portfolio.

Other expenses were $2.4 million for the three months ended March 31, 2019 compared to $10.6 million for the three months ended March 31, 2018. The decrease was primarily due to lower losses on equipment held for sale.

The effective tax rate for the three months ended March 31, 2019 was 23.1%, compared to 23.3% for the three months ended March 31, 2018.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	2019	2018	$ Change	% Change
Retail	$653,308	$604,946	$48,362	8.0%
Wholesale	1,755,438	1,634,184	121,254	7.4
Wholesale factoring	79,099	142,830	(63,731)	(44.6)
Equipment on operating leases	175,509	102,605	72,904	71.1
Total originations	$2,663,354	$2,484,565	$178,789	7.2%

The quarter-over-quarter increase in retail, wholesale and equipment on operating lease originations was primarily due to an increase in unit sales of CNH Industrial North America equipment.

Total receivables and equipment on operating leases held as of March 31, 2019, December 31, 2018 and March 31, 2018 were as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2019	2018	2018
Retail	$6,311,968	$6,441,054	$6,558,169
Wholesale	3,623,173	3,584,284	3,363,008
Wholesale factoring	79,099	—	201,005
Equipment on operating leases	1,717,552	1,724,217	1,710,859
Total receivables and equipment on operating leases	$11,731,792	$11,749,555	$11,833,041

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 1.0% at March 31, 2019, 0.8% at December 31, 2018 and 1.2% at March 31, 2018. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at March 31, 2019, December 31, 2018 or March 31, 2018. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $28.0 million, $28.5 million and $41.0 million at March 31, 2019, December 31, 2018 and March 31, 2018, respectively. Total wholesale receivables on nonaccrual status were $5.3 million, $23.0 million and $39.1 million at March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

Total receivable write‑off amounts and recoveries, by product, for the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	2019	2018
Write-offs:
Retail	$7,377	$10,510
Wholesale	2,165	187
Total write-offs	9,542	10,697
Recoveries:
Retail	(307)	(1,009)
Wholesale	(6)	(58)
Total recoveries	(313)	(1,067)
Write-offs, net of recoveries:
Retail	7,070	9,501
Wholesale	2,159	129
Total write-offs, net of recoveries	$9,229	$9,630

Our allowance for credit losses on all receivables financed totaled $72.2 million at March 31, 2019, $74.4 million at December 31, 2018 and $81.1 million at March 31, 2018.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of March 31, 2019.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs. To add more diversity to our funding structure, we established a commercial paper program during 2017 and continued to access the unsecured bond market. As of March 31, 2019, our outstanding commercial paper totaled $300 million and our outstanding unsecured senior notes totaled $3.0 billion. We expect continued changes to our funding profile, with less reliance on securitization.

Cash Flows

For the three months ended March 31, 2019 and 2018, our cash flows were as follows (dollars in thousands):

	2019	2018
Cash flows from (used in):
Operating activities	$265,798	$246,253
Investing activities	(52,090)	307,648
Financing activities	(356,944)	(656,004)
Net cash increase (decrease)	$(143,236)	$(102,103)

Operating activities in the three months ended March 31, 2019 generated cash of $266 million, resulting primarily from net income of $39 million, adjusted by depreciation and amortization of $62 million, provision for credit losses of $7 million, deferred tax expenses of $15 million and changes in working capital of $143 million. The increase in cash provided by operating activities for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a $37 million change in deferred income tax, partially offset by $11 million related to changes in working capital, a $5 million decrease in provision for credit losses and a $1 million decrease in depreciation and amortization expense.

Investing activities in the three months ended March 31, 2019 used cash of $52 million, resulting primarily from $96 million in net expenditures for equipment on operating leases and $1 million in net expenditures for property, equipment and software, partially offset by a net reduction in receivables of $45 million. The increase in cash used by investing activities for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a $262 million lower net reduction in receivables and a $98 million increase in net expenditures for equipment on operating leases.

Financing activities in the three months ended March 31, 2019 used cash of $357 million, resulting primarily from net cash paid on long-term debt and short-term borrowings of $204 million and $188 million, respectively, partially offset by net cash received on affiliated debt of $35 million. The decrease in cash used in financing activities in the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to decreases in net cash paid on affiliated debt and long-term debt of $412 million and $38 million, respectively, and lower dividends of $20 million paid to CNH Industrial America, partially offset by an increase in net cash paid on short-term borrowings of $171 million.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost‑effective financing source and allows access to a wide investor base. CNH Industrial Capital had approximately $4.8 billion of public and private asset-backed securities outstanding in both the U.S. and Canada as of March 31, 2019. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset‑Backed Facilities

CNH Industrial Capital has committed asset‑backed facilities with several banks or through their commercial paper conduit programs. Committed asset‑backed facilities for the U.S. and Canada totaled $2.8 billion at March 31, 2019, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At March 31, 2019, approximately $1.1 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

As of March 31, 2019, we had a fully-drawn uncommitted credit line totaling $97 million, which credit line expires in June 2019.

In addition, committed unsecured facilities with banks as of March 31, 2019 totaled $834 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of March 31, 2019, we had $337 million outstanding under these credit facilities. Included in the remaining available credit commitments is $300 million maintained primarily to provide backup liquidity for commercial paper borrowings.

As of March 31, 2019, our outstanding unsecured senior notes were as follows (dollars in thousands):

3.375% notes, due 2019	$500,000
4.375% notes, due 2020	600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
4.200% notes, due 2024	500,000
Hedging, discounts and unamortized issuance costs	2,823
Total	$3,002,823

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

The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured debt securities by the rating agencies engaged by us are the same as those for CNHI. Those ratings as of March 31, 2019 were as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB	A-2	Stable
Fitch Ratings	BBB-	F3	Stable
Moody's Investors Service	Baa3	—	Stable

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third‑party financing options. We had affiliated debt of $313 million and $276 million as of March 31, 2019 and December 31, 2018, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at March 31, 2019 and December 31, 2018 was $1.4 billion.

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

Other Data

	As of or for the Three Months
	Ended March 31,
	2019	2018
	(Dollars in thousands)
Total managed receivables	$10,014,240	$10,122,182
Operating lease equipment	1,717,552	1,710,859
Total managed portfolio	$11,731,792	$11,833,041
Delinquency (1)	0.62%	0.84%
Average managed receivables	$9,976,003	$10,430,617
Net credit loss (2)	0.36%	0.41%
Profitability: (3)
Return on average managed portfolio (4)	1.35%	1.33%
Asset Quality:
Allowance for credit losses/total receivables	0.72%	0.80%

(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means write-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Three months ended March 31, 2019 and 2018 annualized.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.

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

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2018 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended March 31, 2019.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10‑K (Part I, Item 1A). There was no material change in our risk factors during the three months ended March 31, 2019.

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
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (v) Consolidated Statements of Changes in Stockholder’s Equity for the three months ended March 31, 2019 and 2018 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: May 10, 2019	By:	/s/ BRETT D. DAVIS

		Name:	Brett D. Davis
		Title:	Chairman and President