Form 10-Q
period 2019-06-30
CNH Industrial Capital LLC
filed 2019-08-02
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of June 30, 2019, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10‑Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES
Interest income on retail notes and finance leases	$57,112	$50,201	$112,580	$98,831
Interest income on wholesale notes	16,993	16,256	33,735	31,825
Interest and other income from affiliates	88,992	92,392	173,245	187,407
Rental income on operating leases	60,492	59,957	121,133	121,073
Other income	5,523	7,335	10,488	13,376
Total revenues	229,112	226,141	451,181	452,512
EXPENSES
Interest expense:
Interest expense to third parties	84,989	76,020	170,205	152,856
Interest expense to affiliates	258	2,784	3,423	4,376
Total interest expense	85,247	78,804	173,628	157,232
Administrative and operating expenses:
Fees charged by affiliates	11,574	11,304	23,955	23,259
Provision for credit losses	13,097	4,295	20,066	16,110
Depreciation of equipment on operating leases	55,680	56,569	116,600	118,254
Other expenses	13,832	13,119	16,259	23,684
Total administrative and operating expenses	94,183	85,287	176,880	181,307
Total expenses	179,430	164,091	350,508	338,539
INCOME BEFORE TAXES	49,682	62,050	100,673	113,973
Income tax provision	11,898	14,422	23,678	26,542
NET INCOME	$37,784	$47,628	$76,995	$87,431

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET INCOME	$37,784	$47,628	$76,995	$87,431
Other comprehensive income (loss):
Foreign currency translation adjustment	9,244	(16,968)	17,934	(34,968)
Pension liability adjustment	89	89	177	195
Change in derivative financial instruments	(1,061)	(84)	(3,011)	(6)
Total other comprehensive income (loss)	8,272	(16,963)	15,100	(34,779)
COMPREHENSIVE INCOME	$46,056	$30,665	$92,095	$52,652

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$97,644	$160,328
Restricted cash and cash equivalents	488,562	639,543
Receivables, less allowance for credit losses of $77,610 and $74,412, respectively	10,189,998	9,950,926
Affiliated accounts and notes receivable	12,666	43,389
Equipment on operating leases, net	1,724,634	1,724,217
Equipment held for sale	236,349	209,991
Goodwill	109,443	108,399
Other intangible assets, net	11,123	10,182
Other assets	78,431	84,937
TOTAL	$12,948,850	$12,931,912
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,197,425	$4,324,292
Accounts payable and other accrued liabilities	781,330	715,778
Affiliated debt	346,482	276,271
Long-term debt	6,300,528	6,259,839
Total liabilities	11,625,765	11,576,180
Commitments and contingent liabilities (Note 10)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,901	843,643
Accumulated other comprehensive loss	(132,496)	(146,999)
Retained earnings	611,680	659,088
Total stockholder’s equity	1,323,085	1,355,732
TOTAL	$12,948,850	$12,931,912

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

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

	June 30,	December 31,
	2019	2018
Restricted cash and cash equivalents	$488,562	$639,543
Receivables, less allowance for credit losses of $51,447 and $54,124, respectively	6,735,185	6,687,828
TOTAL	$7,223,747	$7,327,371

Short-term debt (including current maturities of long-term debt)	$3,258,797	$3,241,347
Long-term debt	3,337,045	3,442,286
TOTAL	$6,595,842	$6,683,633

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Dollars in thousands)

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,995	$87,431
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	116,601	118,259
Amortization of intangibles	974	1,072
Provision for credit losses	20,066	16,110
Deferred income tax (benefit) expense	28,910	(27,944)
Changes in components of working capital:
Change in affiliated accounts and notes receivables	30,737	(464,469)
Change in other assets and equipment held for sale	8,599	(10,011)
Change in accounts payable and other accrued liabilities	21,943	(23,089)
Net cash from (used in) operating activities	304,825	(302,641)
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(5,539,579)	(5,411,526)
Collections of receivables	5,366,432	5,740,541
Purchase of equipment on operating leases	(347,175)	(241,788)
Proceeds from disposal of equipment on operating leases	220,817	222,126
Change in property, equipment and software, net	(1,916)	(2,816)
Net cash from (used in) investing activities	(301,421)	306,537
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	653,140	670,886
Payment of affiliated debt	(583,222)	(506,385)
Proceeds from issuance of long-term debt	1,945,345	1,264,266
Payment of long-term debt	(1,958,759)	(2,110,344)
Change in short-term borrowings, net	(148,573)	489,271
Dividends paid to CNH Industrial America LLC	(125,000)	(40,000)
Net cash from (used in) financing activities	(217,069)	(232,306)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(213,665)	(228,410)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	799,871	875,558
End of period	$586,206	$647,148
CASH PAID DURING THE PERIOD FOR INTEREST	$170,758	$161,573
CASH PAID (RECEIVED) DURING THE PERIOD FOR TAXES	$(37,895)	$33,037

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2019	$—	$843,643	$(146,999)	$659,088	$1,355,732
Net income	—	—	—	39,211	39,211
Dividends paid to CNH Industrial America LLC	—	—	—	—	—
Foreign currency translation adjustment	—	—	8,690	—	8,690
Stock compensation	—	164	—	—	164
Reclassification of certain tax effects	—	—	(597)	597	—
Pension liability adjustment, net of tax	—	—	88	—	88
Change in derivative financial instruments, net of tax	—	—	(1,950)	—	(1,950)
BALANCE - March 31, 2019	$—	$843,807	$(140,768)	$698,896	$1,401,935
Net income	—	—	—	37,784	37,784
Dividends paid to CNH Industrial America LLC	—	—	—	(125,000)	(125,000)
Foreign currency translation adjustment	—	—	9,244	—	9,244
Stock compensation	—	94	—	—	94
Pension liability adjustment, net of tax	—	—	89	—	89
Change in derivative financial instruments, net of tax	—	—	(1,061)	—	(1,061)
BALANCE - June 30, 2019	$—	$843,901	$(132,496)	$611,680	$1,323,085

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Continued)

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2018	$—	$843,559	$(100,163)	$632,243	$1,375,639
Net income	—	—	—	39,803	39,803
Dividends paid to CNH Industrial America LLC	—	—	—	(20,000)	(20,000)
Foreign currency translation adjustment	—	—	(18,000)	—	(18,000)
Stock compensation	—	167	—	—	167
Pension liability adjustment, net of tax	—	—	106	—	106
Change in derivative financial instruments, net of tax	—	—	78	—	78
BALANCE - March 31, 2018	$—	$843,726	$(117,979)	$652,046	$1,377,793
Net income	—	—	—	47,628	47,628
Dividends paid to CNH Industrial America LLC	—	—	—	(20,000)	(20,000)
Foreign currency translation adjustment	—	—	(16,968)	—	(16,968)
Stock compensation	—	96	—	—	96
Pension liability adjustment, net of tax	—	—	89	—	89
Change in derivative financial instruments, net of tax	—	—	(84)	—	(84)
BALANCE - June 30, 2018	$—	$843,822	$(134,942)	$679,674	$1,388,554

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which amends ASC 220, Income Statement – Reporting Comprehensive Income. In December 2017, the U.S. government enacted new tax legislation (“U.S. Tax Reform”). Included in the provisions of U.S. Tax Reform was a reduction of the corporate income tax rate from 35 percent to 21 percent. U.S. GAAP requires that the remeasurement of deferred taxes to the new corporate tax rate occur in the period in which the legislation is enacted, with the deferred tax adjustment being recorded in the provision for income taxes, including items for which the tax effects were originally recorded in other comprehensive income (“OCI”). This treatment results in the items in OCI reflecting a disproportionate tax rate, a result often referred to as stranded tax effects. This ASU allowed a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from U.S. Tax Reform. The Company adopted ASU 2018-02 on January 1, 2019, and reclassified $597 of tax effects from “Accumulated other comprehensive loss” to “Retained earnings” within its consolidated balance sheet.

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes ASC 326, Financial Instruments – Credit Losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”), which supersedes existing ASU 2016-13. The ASU introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Additional disclosures about significant estimates and credit quality are also required. ASU 2018-19 is effective for annual periods beginning after December 15, 2019. The Company has established a cross-functional implementation team. The team is currently evaluating data requirements and methodologies to assess the effect of the new guidance on its consolidated financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2021, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2021 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

ASU 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company expects to adopt the ASU on a prospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”), which expands the application of a specific private company alternative related to VIEs and changes the guidance for determining whether a decision-making fee is a variable interest. Under the new guidance, to determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety. ASU 2018-17 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted in any interim period. ASU 2018-17 is required to be applied retrospectively from the date the guidance is first applied. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) includes net income plus other comprehensive income, which includes foreign currency translation gains and losses, certain changes in pension plans and changes in fair value of certain derivatives designated as cash flow hedges.

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended June 30, 2019:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(138,036)	$(3,953)	$372	$(141,617)
Tax asset	—	947	(98)	849
Beginning balance, net of tax	(138,036)	(3,006)	274	(140,768)
Other comprehensive income (loss) before reclassifications	9,244	(112)	(1,328)	7,804
Amounts reclassified from accumulated other comprehensive income (loss)	—	229	(115)	114
Tax effects	—	(28)	382	354
Net current-period other comprehensive income (loss)	9,244	89	(1,061)	8,272
Total	$(128,792)	$(2,917)	$(787)	$(132,496)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the six months ended June 30, 2019:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(146,726)	$(4,070)	$3,025	$(147,771)
Tax asset	—	1,573	(801)	772
Beginning balance, net of tax	(146,726)	(2,497)	2,224	(146,999)
Other comprehensive income (loss) before reclassifications	17,934	(223)	(3,739)	13,972
Amounts reclassified from accumulated other comprehensive income (loss)	—	457	(357)	100
Tax effects	—	(57)	1,085	1,028
Net current-period other comprehensive income (loss)	17,934	177	(3,011)	15,100
Reclassification of stranded tax effects	—	(597)	—	(597)
Total	$(128,792)	$(2,917)	$(787)	$(132,496)

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

The reclassifications out of AOCI and the location on the consolidated statements of income for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018	Affected Line Item
Amortization of defined benefit pension items:
	$(229)	$(155)	$(457)	$(331)	Various line items individually insignificant
	(229)	(155)	(457)	(331)	Income before taxes
	55	38	111	82	Income tax benefit
	$(174)	$(117)	$(346)	$(249)	Net of tax
Unrealized losses on derivatives:
	$115	$81	$357	$(75)	Interest expense to third parties
	115	81	357	(75)	Income before taxes
	(30)	(21)	(94)	20	Income tax benefit
	$85	$60	$263	$(55)	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of June 30, 2019 and December 31, 2018 is as follows:

	June 30,	December 31,
	2019	2018
Retail	$618,207	$753,388
Wholesale	862,353	747,191
Wholesale factoring	84,474	—
Finance lease	71,169	63,936
Restricted receivables	8,631,405	8,460,823
Gross receivables	10,267,608	10,025,338
Less: Allowance for credit losses	(77,610)	(74,412)
Total receivables, net	$10,189,998	$9,950,926

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Retail	$5,675,562	$5,623,730
Wholesale	2,955,843	2,837,093
Total restricted receivables	$8,631,405	$8,460,823

Within the U.S. retail receivables securitization programs, qualifying retail receivables are sold to bankruptcy remote SPEs. In turn, these SPEs either establish separate trusts to which the receivables are transferred in exchange for proceeds from asset-backed securities issued by the trusts or pledge the receivables as collateral in exchange for proceeds from a committed asset-backed facility. In Canada, the receivables are transferred directly to the trusts. These trusts were determined to be VIEs. In its role as servicer, the Company has the power to direct the trusts’ activities. Through its retained interests, the Company has an obligation to absorb certain losses, or the right to receive certain benefits, that could potentially be significant to the trusts. Consequently, the Company has consolidated these retail trusts.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities, which are bankruptcy-remote SPEs. These trusts were determined to be VIEs. In its role as servicer, CNH Industrial Capital has the power to direct the trusts’ activities. Through its retained interests, the Company provides security to investors in the event that cash collections from the receivables are not sufficient to make principal and interest payments on the securities. Consequently, CNH Industrial Capital has consolidated these wholesale trusts.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended June 30, 2019 is as follows:

	Retail	Wholesale	Wholesale Factoring	Total
Allowance for credit losses:
Beginning balance	$65,637	$6,535	$56	$72,228
Charge-offs	(9,189)	—	—	(9,189)
Recoveries	1,369	3	—	1,372
Provision	12,410	683	4	13,097
Foreign currency translation and other	84	18	—	102
Ending balance	$70,311	$7,239	$60	$77,610

Allowance for credit losses activity for the six months ended June 30, 2019 is as follows:

	Retail	Wholesale	Wholesale Factoring	Total
Allowance for credit losses:
Beginning balance	$66,944	$7,468	$—	$74,412
Charge-offs	(16,566)	(2,165)	—	(18,731)
Recoveries	1,676	9	—	1,685
Provision	18,106	1,900	60	20,066
Foreign currency translation and other	151	27	—	178
Ending balance	$70,311	$7,239	$60	$77,610
Ending balance: individually evaluated for impairment	$22,833	$3,300	$—	$26,133
Ending balance: collectively evaluated for impairment	$47,478	$3,939	$60	$51,477
Receivables:
Ending balance	$6,364,938	$3,818,196	$84,474	$10,267,608
Ending balance: individually evaluated for impairment	$43,050	$4,108	$—	$47,158
Ending balance: collectively evaluated for impairment	$6,321,888	$3,814,088	$84,474	$10,220,450

Allowance for credit losses activity for the three months ended June 30, 2018 is as follows:

			Wholesale
	Retail	Wholesale	Factoring	Total
Allowance for credit losses:
Beginning balance	$75,721	$5,238	$121	$81,080
Charge-offs	(9,757)	—	—	(9,757)
Recoveries	1,138	6	—	1,144
Provision (benefit)	3,112	1,250	(67)	4,295
Foreign currency translation and other	102	(8)	(4)	90
Ending balance	$70,316	$6,486	$50	$76,852

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

Platinum — Customers from whom the Company expects minimal, if any, loss or collection effort.

Gold, Silver, Bronze — Customers defined as those with the potential for loss and collection effort.

A breakdown of the retail portfolio by the customer’s risk grade at the time of origination as of June 30, 2019 and December 31, 2018 is as follows:

	June 30,	December 31,
	2019	2018
Titanium	$3,252,856	$3,367,239
Platinum	1,942,086	1,942,784
Gold	986,654	943,816
Silver	147,094	152,338
Bronze	36,248	34,877
Total	$6,364,938	$6,441,054

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

Grades A and B — Includes receivables due from dealers that have significant capital strength, moderate leverage, stable earnings and growth, and excellent payment performance.

Grade C — Includes receivables due from dealers with moderate credit risk. Dealers of this grade are differentiated from higher grades on a basis of leverage or payment performance.

Grade D — Includes receivables due from dealers with additional credit risk. These dealers require additional monitoring due to their weaker financial condition or payment performance.

A breakdown of the wholesale portfolio by its credit quality indicators as of June 30, 2019 and December 31, 2018 is as follows:

	June 30,	December 31,
	2019	2018
A	$1,618,562	$1,582,179
B	1,389,577	1,292,331
C	667,015	527,735
D	143,042	182,039
Total	$3,818,196	$3,584,284

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

The aging of receivables as of June 30, 2019 is as follows:

							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$18,343	$8,467	$26,862	$53,672	$5,126,981	$5,180,653	$3,197
Canada	$2,295	$2,117	$1,509	$5,921	$1,178,364	$1,184,285	$552
Wholesale
United States	$453	$101	$810	$1,364	$2,917,630	$2,918,994	$13
Canada	$159	$54	$—	$213	$898,989	$899,202	$—
Wholesale Factoring	$—	$—	$—	$—	$84,474	$84,474	$—
Total
Retail	$20,638	$10,584	$28,371	$59,593	$6,305,345	$6,364,938	$3,749
Wholesale	$612	$155	$810	$1,577	$3,816,619	$3,818,196	$13
Wholesale factoring	$—	$—	$—	$—	$84,474	$84,474	$—

The aging of receivables as of December 31, 2018 is as follows:

							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$19,318	$6,372	$24,772	$50,462	$5,239,777	$5,290,239	$4,573
Canada	$1,398	$510	$2,326	$4,234	$1,146,581	$1,150,815	$911
Wholesale
United States	$484	$10	$1,368	$1,862	$2,788,655	$2,790,517	$387
Canada	$3	$—	$436	$439	$793,328	$793,767	$1
Total
Retail	$20,716	$6,882	$27,098	$54,696	$6,386,358	$6,441,054	$5,484
Wholesale	$487	$10	$1,804	$2,301	$3,581,983	$3,584,284	$388

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of June 30, 2019 and December 31, 2018, the Company’s recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances, allowances and average recorded investment (based on a seven-month average and thirteen-month average, respectively) are as follows:

	June 30, 2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$41,211	$39,608	$21,888	$43,336
Canada	$1,839	$1,841	$945	$1,935
Wholesale
United States	$4,108	$3,861	$3,300	$6,138
Total
Retail	$43,050	$41,449	$22,833	$45,271
Wholesale	$4,108	$3,861	$3,300	$6,138

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$30,959	$29,783	$15,347	$32,787
Canada	$189	$180	$454	$248
Wholesale
United States	$24,513	$22,985	$4,825	$27,269
Total
Retail	$31,148	$29,963	$15,801	$33,035
Wholesale	$24,513	$22,985	$4,825	$27,269

As of June 30, 2019 and December 31, 2018, the Company’s impaired receivables individually evaluated for impairment without an allowance were immaterial. Interest income recognized on impaired receivables for the three and six months ended June 30, 2019 and 2018 was immaterial.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019			December 31, 2018
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$32,608	$3,861	$36,469	$27,069	$22,985	$50,054
Canada	$1,011	$—	$1,011	$1,428	$—	$1,428

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

As of June 30, 2019, the Company had 272 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $10,216 and the post-modification value was $9,214. Additionally, the Company had 381 accounts with a balance of $16,336 undergoing bankruptcy proceedings where a concession has not yet been determined. As of June 30, 2018, the Company had 288 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $9,624 and the post-modification value was $8,742. Additionally, the Company had 377 accounts with a balance of $20,262 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended June 30, 2019 and 2018.

As of June 30, 2019 and 2018, the Company’s wholesale TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $112,020) as of June 30, 2019 are as follows:

2019	$87,740
2020	165,591
2021	105,826
2022	36,240
2023 and thereafter	12,107
Total lease payments	$407,504

NOTE 6: CREDIT FACILITIES AND DEBT

On May 22, 2019, the Company, through a bankruptcy-remote trust, issued $751,140 of amortizing asset-backed notes secured by U.S. retail receivables.

On June 25, 2019, the Company, through a trust, issued C$415,953 ($310,946) of amortizing asset-backed notes secured by Canadian retail receivables.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of June 30, 2019, the Company had a fully-drawn uncommitted credit line totaling $50,000, which expires in July 2020.

Committed unsecured facilities with banks as of June 30, 2019 totaled $843,188. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of June 30, 2019, the Company had $443,188 outstanding under these credit facilities. Included in the remaining available credit commitments is $390,000 maintained primarily to provide backup liquidity for commercial paper borrowings.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended June 30, 2019 and 2018 were 23.9% and 23.2%, respectively. The effective tax rate was 23.5% for the six-month period ended June 30, 2019, compared to 23.3% for the same period in 2018. The effective tax rates were slightly higher than the U.S. federal income tax rate primarily due to state and provincial income taxes, the impact of which was partly offset by certain income tax credits.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of June 30, 2019, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 48 months. As of June 30, 2019, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $(421).

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and six months ended June 30, 2019 and 2018.

All of the Company’s interest rate derivatives as of June 30, 2019 and December 31, 2018 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $2,809,628 and $2,960,191 at June 30, 2019 and December 31, 2018, respectively. The seven-month average notional amounts for the six months ended June 30, 2019 and 2018 were $3,004,828 and $2,887,445, respectively.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of June 30, 2019 and December 31, 2018 in the consolidated balance sheets are recorded as follows:

	June 30,	December 31,
	2019	2018
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$38,388	$15,422
Accounts payable and other accrued liabilities:
Interest rate derivatives	$3,526	$8,107
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$806	$1,157
Foreign exchange contracts	—	86
Total	$806	$1,243
Accounts payable and other accrued liabilities:
Interest rate derivatives	$806	$1,157
Foreign exchange contracts	2,951	—
Total	$3,757	$1,157

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and six months ended June 30, 2019 and 2018 are recorded in the following accounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives	$(1,328)	$(33)	$(3,739)	$(83)
Reclassified from accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives—Interest expense to third parties	115	81	357	(75)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$3,463	$(8,928)	$3,193	$(11,522)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, all of which are measured as Level 2:

	June 30,	December 31,
	2019	2018
Assets
Interest rate derivatives	$39,194	$16,579
Foreign exchange contracts	—	86
Total assets	$39,194	$16,665
Liabilities
Interest rate derivatives	$4,332	$9,264
Foreign exchange contracts	2,951	—
Total liabilities	$7,283	$9,264

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$10,189,998	$10,109,802	$9,950,926	$9,589,920
Long-term debt	$6,300,528	$6,322,186	$6,259,839	$6,149,778

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
United States	$183,870	$175,694	$361,649	$352,197
Canada	47,903	52,851	93,508	104,580
Eliminations	(2,661)	(2,404)	(3,976)	(4,265)
Total	$229,112	$226,141	$451,181	$452,512
Interest expense
United States	$70,923	$67,112	$144,359	$133,956
Canada	16,985	14,096	33,245	27,541
Eliminations	(2,661)	(2,404)	(3,976)	(4,265)
Total	$85,247	$78,804	$173,628	$157,232
Net income
United States	$25,247	$30,705	$54,015	$53,639
Canada	12,537	16,923	22,980	33,792
Total	$37,784	$47,628	$76,995	$87,431
Depreciation and amortization
United States	$45,511	$45,987	$95,902	$96,701
Canada	10,642	11,130	21,673	22,630
Total	$56,153	$57,117	$117,575	$119,331
Expenditures for equipment on operating leases
United States	$133,803	$106,161	$279,584	$183,306
Canada	37,863	33,022	67,591	58,482
Total	$171,666	$139,183	$347,175	$241,788
Provision for credit losses
United States	$12,364	$3,509	$18,060	$14,814
Canada	733	786	2,006	1,296
Total	$13,097	$4,295	$20,066	$16,110

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	June 30,	December 31,
	2019	2018
Total assets
United States	$10,328,274	$10,482,805
Canada	2,717,460	2,511,839
Eliminations	(96,884)	(62,732)
Total	$12,948,850	$12,931,912
Managed receivables
United States	$8,099,647	$8,080,756
Canada	2,167,961	1,944,582
Total	$10,267,608	$10,025,338

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Subsidy from CNH Industrial North America
Retail	$40,317	$37,081	$79,513	$76,497
Wholesale	32,370	34,767	62,380	68,850
Operating lease	15,059	15,411	30,065	31,006
Income from Iveco Argentina
Wholesale factoring	1,206	4,983	1,206	10,292
Income from affiliated receivables
CNH Industrial North America	40	150	81	762
Total interest and other income from affiliates	$88,992	$92,392	$173,245	$187,407

Interest expense to affiliates was $258 and $2,784, respectively, for the three months ended June 30, 2019 and 2018 and $3,423 and $4,376, respectively, for the six months ended June 30, 2019 and 2018. Fees charged by affiliates were $11,574 and $11,304, respectively, for the three months ended June 30, 2019 and 2018, and $23,955 and $23,259, respectively, for the six months ended June 30, 2019 and 2018, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of June 30, 2019 and December 31, 2018, the Company had various accounts and notes receivable and debt with the following affiliates:

	June 30,	December 31,
	2019	2018
Affiliated receivables
CNH Industrial America	$—	$24,724
CNH Industrial Canada Ltd.	356	6,233
Other affiliates	12,310	12,432
Total affiliated receivables	$12,666	$43,389
Affiliated debt
CNH Industrial America	$339,109	$99,455
CNH Industrial Canada Ltd.	7,373	176,816
Total affiliated debt	$346,482	$276,271

Included in “Other Assets” in the accompanying balance sheet were tax receivables due from related parties of $39,174 as of December 31, 2018. Accounts payable and other accrued liabilities, including tax payables, of $55,803 and $4,740 were payable to related parties as of June 30, 2019 and December 31, 2018, respectively.

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

Commitments

The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At June 30, 2019, the total credit limit available was $5,997,972, of which $3,776,302 was utilized.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 12: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the “Guarantor Entities”), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

	Condensed Statements of Comprehensive Income for the
	Three Months Ended June 30, 2019
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$7,708	$49,404	$—	$57,112
Interest income on wholesale notes	—	(276)	17,269	—	16,993
Interest and other income from affiliates	15,482	52,420	36,572	(15,482)	88,992
Rental income on operating leases	—	47,253	13,239	—	60,492
Other income	—	21,172	652	(16,301)	5,523
Total revenues	15,482	128,277	117,136	(31,783)	229,112
EXPENSES
Interest expense:
Interest expense to third parties	52,749	(16,733)	48,973	—	84,989
Interest expense to affiliates	—	12,120	3,620	(15,482)	258
Total interest expense	52,749	(4,613)	52,593	(15,482)	85,247
Administrative and operating expenses:
Fees charged by affiliates	—	11,131	16,744	(16,301)	11,574
Provision for credit losses	—	5,366	7,731	—	13,097
Depreciation of equipment on operating leases	—	45,038	10,642	—	55,680
Other expenses	6	11,083	2,743	—	13,832
Total administrative and operating expenses	6	72,618	37,860	(16,301)	94,183
Total expenses	52,755	68,005	90,453	(31,783)	179,430
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(37,273)	60,272	26,683	—	49,682
Income tax provision (benefit)	(9,100)	14,832	6,166	—	11,898
Equity in income of consolidated subsidiaries accounted for under the equity method	65,957	20,517	—	(86,474)	—
NET INCOME	$37,784	$65,957	$20,517	$(86,474)	$37,784
COMPREHENSIVE INCOME	$46,056	$74,229	$27,633	$(101,862)	$46,056

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Six Months Ended June 30, 2019
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$13,631	$98,949	$—	$112,580
Interest income on wholesale notes	—	(534)	34,269	—	33,735
Interest and other income from affiliates	31,448	102,509	70,736	(31,448)	173,245
Rental income on operating leases	—	94,256	26,877	—	121,133
Other income	—	42,027	1,173	(32,712)	10,488
Total revenues	31,448	251,889	232,004	(64,160)	451,181
EXPENSES
Interest expense:
Interest expense to third parties	100,226	(28,086)	98,065	—	170,205
Interest expense to affiliates	—	57,643	(22,772)	(31,448)	3,423
Total interest expense	100,226	29,557	75,293	(31,448)	173,628
Administrative and operating expenses:
Fees charged by affiliates	—	22,993	33,674	(32,712)	23,955
Provision for credit losses	—	8,732	11,334	—	20,066
Depreciation of equipment on operating leases	—	94,928	21,672	—	116,600
Other expenses	12	10,357	5,890	—	16,259
Total administrative and operating expenses	12	137,010	72,570	(32,712)	176,880
Total expenses	100,238	166,567	147,863	(64,160)	350,508
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(68,790)	85,322	84,141	—	100,673
Income tax provision (benefit)	(16,796)	21,064	19,410	—	23,678
Equity in income of consolidated subsidiaries accounted for under the equity method	128,989	64,731	—	(193,720)	—
NET INCOME	$76,995	$128,989	$64,731	$(193,720)	$76,995
COMPREHENSIVE INCOME	$92,095	$144,089	$76,907	$(220,996)	$92,095

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Balance Sheets as of June 30, 2019
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$62,177	$35,467	$—	$97,644
Restricted cash and cash equivalents	—	—	488,562	—	488,562
Receivables, less allowance for credit losses	—	1,513,793	8,676,205	—	10,189,998
Affiliated accounts and notes receivable	2,120,366	2,440,827	2,409,913	(6,958,440)	12,666
Equipment on operating leases, net	—	1,353,878	370,756	—	1,724,634
Equipment held for sale	—	216,716	19,633	—	236,349
Investments in consolidated subsidiaries accounted for under the equity method	2,940,396	2,515,729	—	(5,456,125)	—
Goodwill and intangible assets, net	—	92,695	27,871	—	120,566
Other assets	9,102	51,735	21,161	(3,567)	78,431
TOTAL	$5,069,864	$8,247,550	$12,049,568	$(12,418,132)	$12,948,850
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$938,628	$—	$3,258,797	$—	$4,197,425
Accounts payable and other accrued liabilities	287,773	3,232,811	1,365,429	(4,104,683)	781,330
Affiliated debt	—	2,074,343	1,129,463	(2,857,324)	346,482
Long-term debt	2,520,378	—	3,780,150	—	6,300,528
Total liabilities	3,746,779	5,307,154	9,533,839	(6,962,007)	11,625,765
Stockholder’s equity	1,323,085	2,940,396	2,515,729	(5,456,125)	1,323,085
TOTAL	$5,069,864	$8,247,550	$12,049,568	$(12,418,132)	$12,948,850

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Six Months Ended June 30, 2019
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$141,062	$78,565	$39,839	$45,359	$304,825
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(4,272,656)	(4,926,232)	3,659,309	(5,539,579)
Collections of receivables	—	4,222,643	4,802,932	(3,659,143)	5,366,432
Purchase of equipment on operating leases, net	—	(115,394)	(10,964)	—	(126,358)
Change in property and equipment and software, net	—	(1,916)	—	—	(1,916)
Net cash from (used in) investing activities	—	(167,323)	(134,264)	166	(301,421)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	32,417	83,026	(45,525)	69,918
Net change in indebtedness	(16,062)	10	(145,935)	—	(161,987)
Dividends paid to CNH Industrial America LLC	(125,000)	—	—	—	(125,000)
Net cash from (used in) financing activities	(141,062)	32,427	(62,909)	(45,525)	(217,069)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(56,331)	(157,334)	—	(213,665)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	—	118,508	681,363	—	799,871
End of period	$—	$62,177	$524,029	$—	$586,206

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

NOTE 13: SUBSEQUENT EVENTS

On July 2, 2019, Fitch Ratings affirmed the BBB- senior long-term rating and the F-3 short-term rating of CNH Industrial Capital LLC and improved the outlook to positive from stable.

On July 15, 2019, the Company repaid $500,000 of its 3.375% unsecured notes due 2019.

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

Trends and Economic Conditions

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended June 30, 2019, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,107 million and $391 million, respectively, representing an increase of 2.8% and a decrease of 3.0% from the same period in 2018, respectively. For the six months ended June 30, 2019, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,966 million and $694 million, respectively, representing an increase of 6.4% and a decrease of 4.3% from the same period in 2018, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $37.8 million and $77.0 million for the three and six months ended June 30, 2019, compared to $47.6 million and $87.4 million for the three and six months ended June 30, 2018. The decrease in net income for both periods was primarily due to reduced net interest income and higher provision for credit losses, partially offset by decreased expenses related to the operating lease portfolio and lower income taxes. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.6% at June 30, 2019 and December 31, 2018 and 0.7% at June 30, 2018.

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

Results of Operations

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Revenues

Revenues for the three and six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
Interest income on retail notes and finance leases	$57,112	$50,201	$6,911	13.8%
Interest income on wholesale notes	16,993	16,256	737	4.5
Interest and other income from affiliates	88,992	92,392	(3,400)	(3.7)
Rental income on operating leases	60,492	59,957	535	0.9
Other income	5,523	7,335	(1,812)	(24.7)
Total revenues	$229,112	$226,141	$2,971	1.3%

	Six Months Ended
	June 30,
	2019	2018	$ Change	% Change
Interest income on retail notes and finance leases	$112,580	$98,831	$13,749	13.9%
Interest income on wholesale notes	33,735	31,825	1,910	6.0
Interest and other income from affiliates	173,245	187,407	(14,162)	(7.6)
Rental income on operating leases	121,133	121,073	60	0.0
Other income	10,488	13,376	(2,888)	(21.6)
Total revenues	$451,181	$452,512	$(1,331)	(0.3)%

Revenues totaled $229.1 million and $451.2 million for the three and six months ended June 30, 2019, respectively, compared to $226.1 million and $452.5 million for the same periods in 2018. The quarter-over-quarter increase was driven by a higher average portfolio. The year-over-year decrease was driven by a lower average portfolio, partially offset by a slightly higher average yield. The average yield for the managed portfolio was 7.5% for the three months ended June 30, 2019 and 2018, and 7.5% and 7.4% for the six months ended June 30, 2019 and 2018, respectively.

Interest income on retail notes and finance leases for the three and six months ended June 30, 2019 was $57.1 million and $112.6 million, respectively, representing an increase of $6.9 million and $13.7 million from the same periods in 2018, respectively. For the second quarter, the increase was primarily due to a $8.6 million favorable impact from higher interest rates, partially offset by a $1.7 million unfavorable impact from lower average earning assets. For the six months ended June 30, 2019, compared to the same period in 2018, the increase was primarily due to a $17.7 million favorable impact from higher interest rates, partially offset by a $4.0 million unfavorable impact from lower average earning assets.

Interest income on wholesale notes for the three and six months ended June 30, 2019 was $17.0 million and $33.7 million, respectively, representing an increase of $0.7 million and $1.9 million from the same periods in 2018, respectively. For the second quarter, the increase was due to the favorable impacts of $0.4 million from higher interest rates and $0.3 million from higher average earning assets. For the six months ended June 30, 2019, compared to the same period in 2018, the increase was due to the favorable impacts of $1.4 million from higher interest rates and $0.5 million from higher average earning assets.

Interest and other income from affiliates for the three and six months ended June 30, 2019 was $89.0 million and $173.2 million, respectively, compared to $92.4 million and $187.4 million, respectively, for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $40.3 million and $79.5 million, respectively, an increase of $3.2 million and $3.0 million from the same periods in 2018, respectively. The increases were primarily due to higher originations. For the three and six months ended June 30, 2019, compensation from CNH Industrial North America for wholesale marketing programs was $32.4 million and $62.4 million, respectively, a decrease of $2.4 million and $6.5 million from the same periods in

2018, respectively. The decreases were primarily due to pricing initiatives. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $15.1 million and $30.1 million for the three and six months ended June 30, 2019, a decrease of $0.4 million and $0.9 million from the same periods in 2018, respectively. Also included in interest and other income from affiliates was $1.2 million of wholesale factoring income for the three and six months ended June 30, 2019.

Rental income on operating leases for the three and six months ended June 30, 2019 was $60.5 million and $121.1 million, representing an increase of $0.5 million and no change from the same periods in 2018, respectively. The second quarter increase was primarily due to a $0.6 million favorable impact from higher average earning assets, partially offset by a $0.1 million unfavorable impact from lower rates.

Other income for the three and six months ended June 30, 2019 was $5.5 million and $10.5 million, representing a decrease of $1.8 million and $2.9 million from the same periods in 2018, respectively.

Expenses

Expenses for the three and six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
Total interest expense	$85,247	$78,804	$6,443	8.2%
Fees charged by affiliates	11,574	11,304	270	2.4
Provision for credit losses	13,097	4,295	8,802	204.9
Depreciation of equipment on operating leases	55,680	56,569	(889)	(1.6)
Other expenses	13,832	13,119	713	5.4
Total expenses	$179,430	$164,091	$15,339	9.3%

	Six Months Ended
	June 30,
	2019	2018	$ Change	% Change
Total interest expense	$173,628	$157,232	$16,396	10.4%
Fees charged by affiliates	23,955	23,259	696	3.0
Provision for credit losses	20,066	16,110	3,956	24.6
Depreciation of equipment on operating leases	116,600	118,254	(1,654)	(1.4)
Other expenses	16,259	23,684	(7,425)	(31.4)
Total expenses	$350,508	$338,539	$11,969	3.5%

Interest expense totaled $85.2 million and $173.6 million for the three and six months ended June 30, 2019, respectively, compared to $78.8 million and $157.2 million for the same periods in 2018. For the three months ended June 30, 2019, the increase was primarily due to a $7.9 million unfavorable impact from higher average interest rates, partially offset by a $1.5 million favorable impact from lower average total debt. For the six months ended June 30, 2019, the increase was primarily due to a $20.7 million unfavorable impact from higher average interest rates, partially offset by a $4.3 million favorable impact from lower average total debt. The average debt cost was 3.3% for the six months ended June 30, 2019 compared to 2.9% for the six months ended June 30, 2018.

The provision for credit losses was $13.1 million and $20.1 million for the three and six months ended June 30, 2019, respectively, compared to $4.3 million and $16.1 million for the same periods in 2018. The increases in 2019 were primarily due to higher retail losses.

Depreciation of equipment on operating leases was $55.7 million and $116.6 million for the three and six months ended June 30, 2019, respectively, compared to $56.6 million and $118.3 million for the same periods in 2018. The decrease for the six months ended June 30, 2019, compared to the same period in 2018, was primarily due to a lower average operating lease portfolio.

Other expenses were $13.8 million and $16.3 million for the three and six months ended June 30, 2019, respectively, compared to $13.1 million and $23.7 million for the same periods in 2018. For the six months ended June 30, 2019, compared to the same period in 2018, the decrease was primarily due to lower losses on equipment held for sale.

The effective tax rates for the three months ended June 30, 2019 and 2018 were 23.9% and 23.2%, respectively. The effective tax rate was 23.5% for the six-month period ended June 30, 2019, compared to 23.3% for the same period in 2018.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
Retail	$703,361	$701,979	$1,382	0.2%
Wholesale	2,283,432	2,292,659	(9,227)	(0.4)
Wholesale factoring	64,941	34,928	30,013	85.9
Equipment on operating leases	171,666	139,183	32,483	23.3
Total originations	$3,223,400	$3,168,749	$54,651	1.7%

	Six Months Ended
	June 30,
	2019	2018	$ Change	% Change
Retail	$1,356,669	$1,306,925	$49,744	3.8%
Wholesale	4,038,870	3,926,843	112,027	2.9
Wholesale factoring	144,040	177,758	(33,718)	(19.0)
Equipment on operating leases	347,175	241,788	105,387	43.6
Total originations	$5,886,754	$5,653,314	$233,440	4.1%

The year-over-year increases in retail, wholesale and equipment on operating lease originations was primarily due to an increase in unit sales of CNH Industrial North America equipment.

Total receivables and equipment on operating leases held as of June 30, 2019, December 31, 2018 and June 30, 2018 were as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2019	2018	2018
Retail	$6,364,938	$6,441,054	$6,503,831
Wholesale	3,818,196	3,584,284	3,451,677
Wholesale factoring	84,474	—	83,638
Equipment on operating leases	1,724,634	1,724,217	1,681,797
Total receivables and equipment on operating leases	$11,992,242	$11,749,555	$11,720,943

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.9% at June 30, 2019 and June 30, 2018 and 0.8% at December 31, 2018. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at June 30, 2019, December 31, 2018 or June 30, 2018. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $33.6 million, $28.5 million and $31.1 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively. Total wholesale receivables on nonaccrual status were $3.9 million, $23.0 million and $29.0 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively.

Total receivable write‑off amounts and recoveries, by product, for the three and six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Write-offs:
Retail	$9,189	$9,757	$16,566	$20,267
Wholesale	—	—	2,165	187
Total write-offs	9,189	9,757	18,731	20,454
Recoveries:
Retail	(1,369)	(1,138)	(1,676)	(2,147)
Wholesale	(3)	(6)	(9)	(64)
Total recoveries	(1,372)	(1,144)	(1,685)	(2,211)
Write-offs, net of recoveries:
Retail	7,820	8,619	14,890	18,120
Wholesale	(3)	(6)	2,156	123
Total write-offs, net of recoveries	$7,817	$8,613	$17,046	$18,243

Our allowance for credit losses on all receivables financed totaled $77.6 million at June 30, 2019, $74.4 million at December 31, 2018 and $76.9 million at June 30, 2018.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of June 30, 2019.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs. To add more diversity to our funding structure, we established a commercial paper program during 2017 and continue to access the unsecured bond market. As of June 30, 2019, our outstanding commercial paper totaled $390 million and our outstanding unsecured senior notes totaled $3.0 billion. We expect continued changes to our funding profile, with less reliance on securitization.

Cash Flows

For the six months ended June 30, 2019 and 2018, our cash flows were as follows (dollars in thousands):

	2019	2018
Cash flows from (used in):
Operating activities	$304,825	$(302,641)
Investing activities	(301,421)	306,537
Financing activities	(217,069)	(232,306)
Net cash increase (decrease)	$(213,665)	$(228,410)

Operating activities in the six months ended June 30, 2019 generated cash of $305 million, resulting primarily from net income of $77 million, adjusted by depreciation and amortization of $118 million, provision for credit losses of $20 million, deferred tax expenses of $29 million and changes in working capital of $61 million. The increase in cash provided by operating activities for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to $559 million related to changes in working capital, a $57 million change in deferred income tax and a $4 million increase in provision for credit losses, partially offset by a $10 million reduction in net income and a $2 million decrease in depreciation and amortization expense.

Investing activities in the six months ended June 30, 2019 used cash of $301 million, resulting primarily from  net expenditures of $173 million for receivables, $126 million for equipment on operating leases and $2 million for property, equipment and software. The increase in cash used by investing activities for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to a $502 million increase in net expenditures for receivables and a $107 million increase in net expenditures for equipment on operating leases, partially offset by a $1 million decrease in expenditures for property, equipment and software.

Financing activities in the six months ended June 30, 2019 used cash of $217 million, resulting primarily from net cash paid on long-term debt and short-term borrowings of $13 million and $149 million, respectively, and $125 million in dividends paid to CNH Industrial America, partially offset by net cash received on affiliated debt of $70 million. The decrease in cash used in financing activities in the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to a decrease in net cash paid on long-term debt of $833 million, partially offset by increases in net cash paid on short-term borrowings and affiliated debt of $638 million and $95 million, respectively, and higher dividends of $85 million paid to CNH Industrial America.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost‑effective financing source and allows access to a wide investor base. CNH Industrial Capital had approximately $5.1 billion of public and private asset-backed securities outstanding in both the U.S. and Canada as of June 30, 2019. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset‑Backed Facilities

CNH Industrial Capital has committed asset‑backed facilities with several banks or through their commercial paper conduit programs. Committed asset‑backed facilities for the U.S. and Canada totaled $2.8 billion at June 30, 2019, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At June 30, 2019, approximately $1.3 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

As of June 30, 2019, we had a fully-drawn uncommitted credit line totaling $50 million, which expires in July 2020.

In addition, committed unsecured facilities with banks as of June 30, 2019 totaled $843 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of June 30, 2019, we had $443 million outstanding under these credit facilities.

Included in the remaining available credit commitments is $390 million maintained primarily to provide backup liquidity for commercial paper borrowings.

As of June 30, 2019, our outstanding unsecured senior notes were as follows (dollars in thousands):

3.375% notes, due 2019	$500,000
4.375% notes, due 2020	600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
4.200% notes, due 2024	500,000
Hedging, discounts and unamortized issuance costs	21,961
Total	$3,021,961

These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

On July 15, 2019, we repaid $500,000 of our 3.375% unsecured notes due 2019.

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

The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured debt securities by the rating agencies engaged by us are the same as those for CNHI. Those ratings as of June 30, 2019 were as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB	A-2	Stable
Fitch Ratings	BBB-	F3	Stable
Moody's Investors Service	Baa3	—	Stable

______________

*On July 2, 2019, Fitch Ratings affirmed the BBB- senior long-term rating and the F-3 short-term rating of CNH Industrial Capital LLC and improved the outlook to positive from stable.

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third‑party financing options. We had affiliated debt of $346 million and $276 million as of June 30, 2019 and December 31, 2018, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity was $1.3 billion at June 30, 2019 and $1.4 billion at December 31, 2018. For the six months ended June 30, 2019, CNH Industrial Capital LLC paid cash dividends of $125 million to CNH Industrial America.

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

Other Data

	As of or for the Six Months
	Ended June 30,
	2019	2018
	(Dollars in thousands)
Total managed receivables	$10,267,608	$10,039,146
Operating lease equipment	1,724,634	1,681,797
Total managed portfolio	$11,992,242	$11,720,943
Delinquency (1)	0.60%	0.68%
Average managed receivables	$9,986,123	$10,299,140
Net credit loss (2)	0.35%	0.40%
Profitability: (3)
Return on average managed portfolio (4)	1.32%	1.29%
Asset Quality:
Allowance for credit losses/total receivables	0.76%	0.77%

(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means write-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Six months ended June 30, 2019 and 2018 annualized.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.

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

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2018 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended June 30, 2019.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10‑K (Part I, Item 1A). There was no material change in our risk factors during the six months ended June 30, 2019.

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
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (v) Consolidated Statements of Changes in Stockholder’s Equity for the six months ended June 30, 2019 and 2018 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: August 2, 2019	By:	/s/ Carlo Alberto Sisto

		Name:	Carlo Alberto Sisto
		Title:	Chairman and President