Form 10-Q
period 2019-09-30
CNH Industrial Capital LLC
filed 2019-11-12
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

As of September 30, 2019, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10‑Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES
Interest income on retail notes and finance leases	$54,110	$52,649	$166,690	$151,480
Interest income on wholesale notes	17,385	17,211	51,120	49,036
Interest and other income from affiliates	84,315	76,142	257,560	263,549
Rental income on operating leases	60,534	60,027	181,667	181,100
Other income	8,012	5,252	18,500	18,628
Total revenues	224,356	211,281	675,537	663,793
EXPENSES
Interest expense:
Interest expense to third parties	82,411	79,991	252,616	232,847
Interest expense to affiliates	6,368	1,566	9,791	5,942
Total interest expense	88,779	81,557	262,407	238,789
Administrative and operating expenses:
Fees charged by affiliates	11,568	11,777	35,523	35,036
Provision for credit losses	7,917	8,286	27,983	24,396
Depreciation of equipment on operating leases	56,070	54,920	172,670	173,174
Other expenses	10,536	8,349	26,795	32,033
Total administrative and operating expenses	86,091	83,332	262,971	264,639
Total expenses	174,870	164,889	525,378	503,428
INCOME BEFORE TAXES	49,486	46,392	150,159	160,365
Income tax provision	12,965	5,111	36,643	31,653
NET INCOME	$36,521	$41,281	$113,516	$128,712

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET INCOME	$36,521	$41,281	$113,516	$128,712
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,720)	11,493	12,214	(23,475)
Pension liability adjustment	98	81	275	276
Change in derivative financial instruments	438	725	(2,573)	719
Total other comprehensive income (loss)	(5,184)	12,299	9,916	(22,480)
COMPREHENSIVE INCOME	$31,337	$53,580	$123,432	$106,232

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$117,397	$160,328
Restricted cash and cash equivalents	529,850	639,543
Receivables, less allowance for credit losses of $72,330 and $74,412, respectively	9,927,388	9,950,926
Affiliated accounts and notes receivable	24,070	43,389
Equipment on operating leases, net	1,741,913	1,724,217
Equipment held for sale	216,347	209,991
Goodwill	109,123	108,399
Other intangible assets, net	11,124	10,182
Other assets	82,003	84,937
TOTAL	$12,759,215	$12,931,912
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$3,865,460	$4,324,292
Accounts payable and other accrued liabilities	732,269	715,778
Affiliated debt	483,124	276,271
Long-term debt	6,363,764	6,259,839
Total liabilities	11,444,617	11,576,180
Commitments and contingent liabilities (Note 11)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	844,077	843,643
Accumulated other comprehensive loss	(137,680)	(146,999)
Retained earnings	608,201	659,088
Total stockholder’s equity	1,314,598	1,355,732
TOTAL	$12,759,215	$12,931,912

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

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

	September 30,	December 31,
	2019	2018
Restricted cash and cash equivalents	$529,850	$639,543
Receivables, less allowance for credit losses of $49,028 and $54,124, respectively	6,871,451	6,687,828
TOTAL	$7,401,301	$7,327,371

Short-term debt (including current maturities of long-term debt)	$3,326,333	$3,241,347
Long-term debt	3,398,728	3,442,286
TOTAL	$6,725,061	$6,683,633

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Dollars in thousands)

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$113,516	$128,712
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	172,671	173,180
Amortization of intangibles	1,375	1,602
Provision for credit losses	27,983	24,396
Deferred income tax expense (benefit)	44,055	(10,368)
Changes in components of working capital:
Change in affiliated accounts and notes receivables	19,643	(24,322)
Change in other assets and equipment held for sale	(3,570)	(23,698)
Change in accounts payable and other accrued liabilities	(34,061)	(20,334)
Net cash from (used in) operating activities	341,612	249,168
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(8,149,836)	(8,185,725)
Collections of receivables	8,200,468	8,594,883
Purchase of equipment on operating leases	(514,369)	(431,457)
Proceeds from disposal of equipment on operating leases	337,284	324,304
Change in property, equipment and software, net	(2,317)	(4,143)
Net cash from (used in) investing activities	(128,770)	297,862
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	1,370,930	674,596
Payment of affiliated debt	(1,164,078)	(1,040,598)
Proceeds from issuance of long-term debt	1,945,345	2,574,196
Payment of long-term debt	(2,475,771)	(3,091,688)
Change in short-term borrowings, net	123,108	138,997
Dividends paid to CNH Industrial America LLC	(165,000)	(60,000)
Net cash from (used in) financing activities	(365,466)	(804,497)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(152,624)	(257,467)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	799,871	875,558
End of period	$647,247	$618,091
CASH PAID DURING THE PERIOD FOR INTEREST	$243,398	$221,751
CASH PAID (RECEIVED) DURING THE PERIOD FOR TAXES	$(40,936)	$50,761

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2019	$—	$843,643	$(146,999)	$659,088	$1,355,732
Net income	—	—	—	39,211	39,211
Dividends paid to CNH Industrial America LLC	—	—	—	—	—
Foreign currency translation adjustment	—	—	8,690	—	8,690
Stock compensation	—	164	—	—	164
Reclassification of certain tax effects	—	—	(597)	597	—
Pension liability adjustment, net of tax	—	—	88	—	88
Change in derivative financial instruments, net of tax	—	—	(1,950)	—	(1,950)
BALANCE - March 31, 2019	$—	$843,807	$(140,768)	$698,896	$1,401,935
Net income	—	—	—	37,784	37,784
Dividends paid to CNH Industrial America LLC	—	—	—	(125,000)	(125,000)
Foreign currency translation adjustment	—	—	9,244	—	9,244
Stock compensation	—	94	—	—	94
Pension liability adjustment, net of tax	—	—	89	—	89
Change in derivative financial instruments, net of tax	—	—	(1,061)	—	(1,061)
BALANCE - June 30, 2019	$—	$843,901	$(132,496)	$611,680	$1,323,085
Net income	—	—	—	36,521	36,521
Dividends paid to CNH Industrial America LLC	—	—	—	(40,000)	(40,000)
Foreign currency translation adjustment	—	—	(5,720)	—	(5,720)
Stock compensation	—	176	—	—	176
Pension liability adjustment, net of tax	—	—	98	—	98
Change in derivative financial instruments, net of tax	—	—	438	—	438
BALANCE - September 30, 2019	$—	$844,077	$(137,680)	$608,201	$1,314,598

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Continued)

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2018	$—	$843,559	$(100,163)	$632,243	$1,375,639
Net income	—	—	—	39,803	39,803
Dividends paid to CNH Industrial America LLC	—	—	—	(20,000)	(20,000)
Foreign currency translation adjustment	—	—	(18,000)	—	(18,000)
Stock compensation	—	167	—	—	167
Pension liability adjustment, net of tax	—	—	106	—	106
Change in derivative financial instruments, net of tax	—	—	78	—	78
BALANCE - March 31, 2018	$—	$843,726	$(117,979)	$652,046	$1,377,793
Net income	—	—	—	47,628	47,628
Dividends paid to CNH Industrial America LLC	—	—	—	(20,000)	(20,000)
Foreign currency translation adjustment	—	—	(16,968)	—	(16,968)
Stock compensation	—	96	—	—	96
Pension liability adjustment, net of tax	—	—	89	—	89
Change in derivative financial instruments, net of tax	—	—	(84)	—	(84)
BALANCE - June 30, 2018	$—	$843,822	$(134,942)	$679,674	$1,388,554
Net income	—	—	—	41,281	41,281
Dividends paid to CNH Industrial America LLC	—	—	—	(20,000)	(20,000)
Foreign currency translation adjustment	—	—	11,493	—	11,493
Stock compensation	—	160	—	—	160
Pension liability adjustment, net of tax	—	—	81	—	81
Change in derivative financial instruments, net of tax	—	—	725	—	725
BALANCE - September 30, 2018	$—	$843,982	$(122,643)	$700,955	$1,422,294

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes ASC 326, Financial Instruments – Credit Losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”), which supersedes existing ASU 2016-13. The ASU introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Additional disclosures about significant estimates and credit quality are also required. ASU 2018-19 is effective for annual periods beginning after December 15, 2019. The Company has established a cross-functional implementation team. The team is in the process of validating and testing the models and procedures that will be used to calculate the allowance for credit losses and has started designing new processes and controls.

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

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended September 30, 2019:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(128,792)	$(3,836)	$(1,071)	$(133,699)
Tax asset	—	919	284	1,203
Beginning balance, net of tax	(128,792)	(2,917)	(787)	(132,496)
Other comprehensive income (loss) before reclassifications	(5,720)	(97)	761	(5,056)
Amounts reclassified from accumulated other comprehensive income (loss)	—	227	(166)	61
Tax effects	—	(32)	(157)	(189)
Net current-period other comprehensive income (loss)	(5,720)	98	438	(5,184)
Total	$(134,512)	$(2,819)	$(349)	$(137,680)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the nine months ended September 30, 2019:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(146,726)	$(4,070)	$3,025	$(147,771)
Tax asset	—	1,573	(801)	772
Beginning balance, net of tax	(146,726)	(2,497)	2,224	(146,999)
Other comprehensive income (loss) before reclassifications	12,214	(320)	(2,978)	8,916
Amounts reclassified from accumulated other comprehensive income (loss)	—	684	(523)	161
Tax effects	—	(89)	928	839
Net current-period other comprehensive income (loss)	12,214	275	(2,573)	9,916
Reclassification of stranded tax effects	—	(597)	—	(597)
Total	$(134,512)	$(2,819)	$(349)	$(137,680)

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The reclassifications out of AOCI and the location on the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018	Affected Line Item
Amortization of defined benefit pension items:
	$(227)	$(165)	$(684)	$(496)	Various line items individually insignificant
	(227)	(165)	(684)	(496)	Income before taxes
	56	40	167	122	Income tax benefit
	$(171)	$(125)	$(517)	$(374)	Net of tax
Unrealized losses on derivatives:
	$166	$128	$523	$53	Interest expense to third parties
	166	128	523	53	Income before taxes
	(45)	(34)	(139)	(14)	Income tax benefit
	$121	$94	$384	$39	Net of tax

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of September 30, 2019 and December 31, 2018 is as follows:

	September 30,	December 31,
	2019	2018
Retail	$635,406	$753,388
Wholesale	827,673	747,191
Wholesale factoring	15,673	—
Finance lease	68,789	63,936
Restricted receivables	8,452,177	8,460,823
Gross receivables	9,999,718	10,025,338
Less: Allowance for credit losses	(72,330)	(74,412)
Total receivables, net	$9,927,388	$9,950,926

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Retail	$5,644,600	$5,623,730
Wholesale	2,807,577	2,837,093
Total restricted receivables	$8,452,177	$8,460,823

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

Allowance for credit losses activity for the three months ended September 30, 2019 is as follows:

	Retail	Wholesale	Wholesale Factoring	Total
Allowance for credit losses:
Beginning balance	$70,311	$7,239	$60	$77,610
Charge-offs	(11,233)	(2,416)	—	(13,649)
Recoveries	512	3	—	515
Provision	5,797	2,169	(49)	7,917
Foreign currency translation and other	(51)	(12)	—	(63)
Ending balance	$65,336	$6,983	$11	$72,330

Allowance for credit losses activity for the nine months ended September 30, 2019 is as follows:

	Retail	Wholesale	Wholesale Factoring	Total
Allowance for credit losses:
Beginning balance	$66,944	$7,468	$—	$74,412
Charge-offs	(27,799)	(4,581)	—	(32,380)
Recoveries	2,188	12	—	2,200
Provision	23,903	4,069	11	27,983
Foreign currency translation and other	100	15	—	115
Ending balance	$65,336	$6,983	$11	$72,330
Ending balance: individually evaluated for impairment	$19,121	$2,075	$—	$21,196
Ending balance: collectively evaluated for impairment	$46,215	$4,908	$11	$51,134
Receivables:
Ending balance	$6,348,795	$3,635,250	$15,673	$9,999,718
Ending balance: individually evaluated for impairment	$37,289	$4,698	$—	$41,987
Ending balance: collectively evaluated for impairment	$6,311,506	$3,630,552	$15,673	$9,957,731

Allowance for credit losses activity for the three months ended September 30, 2018 is as follows:

			Wholesale
	Retail	Wholesale	Factoring	Total
Allowance for credit losses:
Beginning balance	$70,316	$6,486	$50	$76,852
Charge-offs	(8,563)	—	—	(8,563)
Recoveries	765	3	—	768
Provision (benefit)	7,824	509	(47)	8,286
Foreign currency translation and other	66	8	2	76
Ending balance	$70,408	$7,006	$5	$77,419

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

A breakdown of the retail portfolio by the customer’s risk grade at the time of origination as of September 30, 2019 and December 31, 2018 is as follows:

	September 30,	December 31,
	2019	2018
Titanium	$3,228,363	$3,367,239
Platinum	1,928,901	1,942,784
Gold	1,006,963	943,816
Silver	149,405	152,338
Bronze	35,163	34,877
Total	$6,348,795	$6,441,054

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

A breakdown of the wholesale portfolio by its credit quality indicators as of September 30, 2019 and December 31, 2018 is as follows:

	September 30,	December 31,
	2019	2018
A	$1,485,994	$1,582,179
B	1,373,071	1,292,331
C	611,222	527,735
D	164,963	182,039
Total	$3,635,250	$3,584,284

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

The aging of receivables as of September 30, 2019 is as follows:

							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$20,272	$4,642	$25,862	$50,776	$5,102,567	$5,153,343	$4,535
Canada	$3,440	$1,117	$2,826	$7,383	$1,188,069	$1,195,452	$1,029
Wholesale
United States	$776	$—	$89	$865	$2,868,305	$2,869,170	$50
Canada	$5	$—	$16	$21	$766,059	$766,080	$—
Wholesale Factoring	$3,717	$3,673	$—	$7,390	$8,283	$15,673	$—
Total
Retail	$23,712	$5,759	$28,688	$58,159	$6,290,636	$6,348,795	$5,564
Wholesale	$781	$—	$105	$886	$3,634,364	$3,635,250	$50
Wholesale factoring	$3,717	$3,673	$—	$7,390	$8,283	$15,673	$—

The aging of receivables as of December 31, 2018 is as follows:

							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$19,318	$6,372	$24,772	$50,462	$5,239,777	$5,290,239	$4,573
Canada	$1,398	$510	$2,326	$4,234	$1,146,581	$1,150,815	$911
Wholesale
United States	$484	$10	$1,368	$1,862	$2,788,655	$2,790,517	$387
Canada	$3	$—	$436	$439	$793,328	$793,767	$1
Total
Retail	$20,716	$6,882	$27,098	$54,696	$6,386,358	$6,441,054	$5,484
Wholesale	$487	$10	$1,804	$2,301	$3,581,983	$3,584,284	$388

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of September 30, 2019 and December 31, 2018, the Company’s recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances, allowances and average recorded investment (based on a ten-month average and thirteen-month average, respectively) are as follows:

	September 30, 2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$36,105	$34,480	$18,439	$37,658
Canada	$1,184	$1,165	$682	$1,317
Wholesale
United States	$4,698	$4,616	$2,075	$7,943
Total
Retail	$37,289	$35,645	$19,121	$38,975
Wholesale	$4,698	$4,616	$2,075	$7,943

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$30,959	$29,783	$15,347	$32,787
Canada	$189	$180	$454	$248
Wholesale
United States	$24,513	$22,985	$4,825	$27,269
Total
Retail	$31,148	$29,963	$15,801	$33,035
Wholesale	$24,513	$22,985	$4,825	$27,269

As of September 30, 2019 and December 31, 2018, the Company’s impaired receivables individually evaluated for impairment without an allowance were immaterial. Interest income recognized on impaired receivables for the three and nine months ended September 30, 2019 and 2018 was immaterial.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019			December 31, 2018
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$26,633	$4,616	$31,249	$27,069	$22,985	$50,054
Canada	$1,815	$—	$1,815	$1,428	$—	$1,428

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

As of September 30, 2019, the Company had 284 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $10,587 and the post-modification value was $9,553. Additionally, the Company had 346 accounts with a balance of $14,890 undergoing bankruptcy proceedings where a concession has not yet been determined. As of September 30, 2018, the Company had 278 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $9,408 and the post-modification value was $8,509. Additionally, the Company had 365 accounts with a balance of $17,028 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended September 30, 2019 and 2018.

As of September 30, 2019 and 2018, the Company’s wholesale TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $112,770) as of September 30, 2019 are as follows:

2019	$47,088
2020	182,739
2021	124,085
2022	46,459
2023 and thereafter	16,968
Total lease payments	$417,339

NOTE 6: CREDIT FACILITIES AND DEBT

On July 15, 2019, the Company repaid $500,000 of its 3.375% unsecured notes due 2019.

On September 26, 2019, the Company increased a short-term facility within its U.S. master trust facility from $500,000 to $670,000, of which $170,000 matures in January 2020 and $500,000 matures in May 2020.

On September 27, 2019, the Company extended the maturity date of the $1,200,000 U.S. retail committed asset-

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

backed facility to September 2021.

As of September 30, 2019, the Company had a fully-drawn uncommitted credit line totaling $150,000, which matures in October 2019.

Committed unsecured facilities with banks as of September 30, 2019 totaled $837,794. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of September 30, 2019, the Company had $437,794 outstanding under these credit facilities. Included in the remaining available credit commitments is $389,780 maintained primarily to provide backup liquidity for commercial paper borrowings.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended September 30, 2019 and 2018 were 26.2% and 11.0%, respectively. The effective tax rate was 24.4% for the nine months ended September 30, 2019, compared to 19.7% for the same period in 2018. The effective tax rates were slightly higher than the 21% U.S. federal income tax rate primarily due to state income taxes as well as the combined federal and provincial income taxes levied on the Company’s non-U.S. earnings, the impact of which was partly offset by certain income tax credits. Excluding the discrete tax benefits, which included a revision to the Company’s provisional estimate of accounting for U.S. Tax Reform, the Company’s effective tax rates would have been 23.1% and 23.2% for the three and nine months ended September 30, 2018, respectively.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of September 30, 2019, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 54 months. As of September 30, 2019, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $(441).

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and nine months ended September 30, 2019 and 2018.

All of the Company’s interest rate derivatives as of September 30, 2019 and December 31, 2018 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $2,950,608 and $2,960,191 at September 30, 2019 and December 31, 2018, respectively. The ten-month average notional amounts for the nine months ended September 30, 2019 and 2018 were $2,966,980 and $2,915,781, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of September 30, 2019 and December 31, 2018 in the consolidated balance sheets are recorded as follows:

	September 30,	December 31,
	2019	2018
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$42,155	$15,422
Accounts payable and other accrued liabilities:
Interest rate derivatives	$1,296	$8,107
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$347	$1,157
Foreign exchange contracts	93	86
Total	$440	$1,243
Accounts payable and other accrued liabilities:
Interest rate derivatives	$347	$1,157
Foreign exchange contracts	118	—
Total	$465	$1,157

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and nine months ended September 30, 2019 and 2018 are recorded in the following accounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives	$761	$1,114	$(2,978)	$1,031
Reclassified from accumulated other comprehensive income (loss) (effective portion):
Interest rate derivatives—Interest expense to third parties	166	128	523	53
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$(1,381)	$(168)	$1,812	$(11,691)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, all of which are measured as Level 2:

	September 30,	December 31,
	2019	2018
Assets
Interest rate derivatives	$42,502	$16,579
Foreign exchange contracts	93	86
Total assets	$42,595	$16,665
Liabilities
Interest rate derivatives	$1,643	$9,264
Foreign exchange contracts	118	—
Total liabilities	$1,761	$9,264

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$9,927,388	$9,907,837	$9,950,926	$9,589,920
Long-term debt	$6,363,764	$6,435,446	$6,259,839	$6,149,778

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
United States	$182,277	$170,988	$543,926	$523,185
Canada	44,832	42,107	138,340	146,687
Eliminations	(2,753)	(1,814)	(6,729)	(6,079)
Total	$224,356	$211,281	$675,537	$663,793
Interest expense
United States	$75,112	$69,761	$219,471	$203,717
Canada	16,420	13,610	49,665	41,151
Eliminations	(2,753)	(1,814)	(6,729)	(6,079)
Total	$88,779	$81,557	$262,407	$238,789
Net income
United States	$26,179	$30,810	$80,194	$84,449
Canada	10,342	10,471	33,322	44,263
Total	$36,521	$41,281	$113,516	$128,712
Depreciation and amortization
United States	$45,593	$44,514	$141,495	$141,215
Canada	10,878	10,937	32,551	33,567
Total	$56,471	$55,451	$174,046	$174,782
Expenditures for equipment on operating leases
United States	$139,986	$160,179	$419,570	$343,485
Canada	27,208	29,490	94,799	87,972
Total	$167,194	$189,669	$514,369	$431,457
Provision for credit losses
United States	$7,159	$7,661	$25,219	$22,475
Canada	758	625	2,764	1,921
Total	$7,917	$8,286	$27,983	$24,396

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	September 30,	December 31,
	2019	2018
Total assets
United States	$10,420,840	$10,482,805
Canada	2,538,795	2,511,839
Eliminations	(200,420)	(62,732)
Total	$12,759,215	$12,931,912
Managed receivables
United States	$8,022,513	$8,080,756
Canada	1,977,205	1,944,582
Total	$9,999,718	$10,025,338

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Subsidy from CNH Industrial North America
Retail	$40,161	$35,618	$119,674	$112,115
Wholesale	28,230	24,658	90,610	93,508
Operating lease	14,891	14,996	44,956	46,002
Income from Iveco Argentina
Wholesale factoring	978	589	2,184	10,881
Income from affiliated receivables
CNH Industrial North America	55	281	136	1,043
Total interest and other income from affiliates	$84,315	$76,142	$257,560	$263,549

Interest expense to affiliates was $6,368 and $1,566, respectively, for the three months ended September 30, 2019 and 2018 and $9,791 and $5,942, respectively, for the nine months ended September 30, 2019 and 2018. Fees charged by affiliates were $11,568 and $11,777, respectively, for the three months ended September 30, 2019 and 2018, and $35,523 and $35,036, respectively, for the nine months ended September 30, 2019 and 2018, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of September 30, 2019 and December 31, 2018, the Company had various accounts and notes receivable and debt with the following affiliates:

	September 30,	December 31,
	2019	2018
Affiliated receivables
CNH Industrial America	$—	$24,724
CNH Industrial Canada Ltd.	11,621	6,233
Other affiliates	12,449	12,432
Total affiliated receivables	$24,070	$43,389
Affiliated debt
CNH Industrial America	$483,124	$99,455
CNH Industrial Canada Ltd.	—	176,816
Total affiliated debt	$483,124	$276,271

Included in “Other Assets” in the accompanying balance sheet were tax receivables due from related parties of $154 and $39,174 as of September 30, 2019 and December 31, 2018, respectively. Accounts payable and other accrued liabilities, including tax payables, of $37,672 and $4,740 were payable to related parties as of September 30, 2019 and December 31, 2018, respectively.

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

Commitments

The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At September 30, 2019, the total credit limit available was $5,984,494, of which $3,633,899 was utilized.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 12: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the “Guarantor Entities”), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

	Condensed Statements of Comprehensive Income for the
	Three Months Ended September 30, 2019
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$2,192	$51,918	$—	$54,110
Interest income on wholesale notes	—	(254)	17,639	—	17,385
Interest and other income from affiliates	10,499	50,229	34,086	(10,499)	84,315
Rental income on operating leases	—	47,034	13,500	—	60,534
Other income	—	24,338	471	(16,797)	8,012
Total revenues	10,499	123,539	117,614	(27,296)	224,356
EXPENSES
Interest expense:
Interest expense to third parties	36,867	(5,154)	50,698	—	82,411
Interest expense to affiliates	—	16,199	668	(10,499)	6,368
Total interest expense	36,867	11,045	51,366	(10,499)	88,779
Administrative and operating expenses:
Fees charged by affiliates	—	11,133	17,232	(16,797)	11,568
Provision for credit losses	—	1,918	5,999	—	7,917
Depreciation of equipment on operating leases	—	45,191	10,879	—	56,070
Other expenses	6	7,201	3,329	—	10,536
Total administrative and operating expenses	6	65,443	37,439	(16,797)	86,091
Total expenses	36,873	76,488	88,805	(27,296)	174,870
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(26,374)	47,051	28,809	—	49,486
Income tax provision (benefit)	(6,440)	11,555	7,850	—	12,965
Equity in income of consolidated subsidiaries accounted for under the equity method	56,455	20,959	—	(77,414)	—
NET INCOME	$36,521	$56,455	$20,959	$(77,414)	$36,521
COMPREHENSIVE INCOME	$31,337	$51,271	$16,708	$(67,979)	$31,337

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Nine Months Ended September 30, 2019
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$15,823	$150,867	$—	$166,690
Interest income on wholesale notes	—	(788)	51,908	—	51,120
Interest and other income from affiliates	41,947	152,738	104,822	(41,947)	257,560
Rental income on operating leases	—	141,290	40,377	—	181,667
Other income	—	66,365	1,644	(49,509)	18,500
Total revenues	41,947	375,428	349,618	(91,456)	675,537
EXPENSES
Interest expense:
Interest expense to third parties	137,093	(33,240)	148,763	—	252,616
Interest expense to affiliates	—	73,842	(22,104)	(41,947)	9,791
Total interest expense	137,093	40,602	126,659	(41,947)	262,407
Administrative and operating expenses:
Fees charged by affiliates	—	34,126	50,906	(49,509)	35,523
Provision for credit losses	—	10,650	17,333	—	27,983
Depreciation of equipment on operating leases	—	140,119	32,551	—	172,670
Other expenses	18	17,558	9,219	—	26,795
Total administrative and operating expenses	18	202,453	110,009	(49,509)	262,971
Total expenses	137,111	243,055	236,668	(91,456)	525,378
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(95,164)	132,373	112,950	—	150,159
Income tax provision (benefit)	(23,236)	32,619	27,260	—	36,643
Equity in income of consolidated subsidiaries accounted for under the equity method	185,444	85,690	—	(271,134)	—
NET INCOME	$113,516	$185,444	$85,690	$(271,134)	$113,516
COMPREHENSIVE INCOME	$123,432	$195,360	$93,615	$(288,975)	$123,432

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Balance Sheets as of September 30, 2019
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$85,683	$31,714	$—	$117,397
Restricted cash and cash equivalents	—	—	529,850	—	529,850
Receivables, less allowance for credit losses	—	1,468,898	8,458,490	—	9,927,388
Affiliated accounts and notes receivable	1,679,397	2,164,385	2,423,068	(6,242,780)	24,070
Equipment on operating leases, net	—	1,372,994	368,919	—	1,741,913
Equipment held for sale	—	197,233	19,114	—	216,347
Investments in consolidated subsidiaries accounted for under the equity method	2,991,844	2,532,439	—	(5,524,283)	—
Goodwill and intangible assets, net	—	92,696	27,551	—	120,247
Other assets	6,472	67,500	11,242	(3,211)	82,003
TOTAL	$4,677,713	$7,981,828	$11,869,948	$(11,770,274)	$12,759,215
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$539,126	$—	$3,326,334	$—	$3,865,460
Accounts payable and other accrued liabilities	296,683	3,219,723	1,165,827	(3,949,964)	732,269
Affiliated debt	—	1,770,261	1,008,890	(2,296,027)	483,124
Long-term debt	2,527,306	—	3,836,458	—	6,363,764
Total liabilities	3,363,115	4,989,984	9,337,509	(6,245,991)	11,444,617
Stockholder’s equity	1,314,598	2,991,844	2,532,439	(5,524,283)	1,314,598
TOTAL	$4,677,713	$7,981,828	$11,869,948	$(11,770,274)	$12,759,215

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Nine Months Ended September 30, 2019
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$573,636	$400,476	$(116,918)	$(515,582)	$341,612
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(6,504,409)	(6,975,212)	5,329,785	(8,149,836)
Collections of receivables	—	6,497,730	7,032,713	(5,329,975)	8,200,468
Purchase of equipment on operating leases, net	—	(152,641)	(24,444)	—	(177,085)
Change in property and equipment and software, net	—	(2,317)	—	—	(2,317)
Net cash from (used in) investing activities	—	(161,637)	33,057	(190)	(128,770)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(271,666)	(37,254)	515,772	206,852
Net change in indebtedness	(408,636)	2	1,316	—	(407,318)
Dividends paid to CNH Industrial America LLC	(165,000)	—	—	—	(165,000)
Net cash from (used in) financing activities	(573,636)	(271,664)	(35,938)	515,772	(365,466)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(32,825)	(119,799)	—	(152,624)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	—	118,508	681,363	—	799,871
End of period	$—	$85,683	$561,564	$—	$647,247

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

NOTE 13: SUBSEQUENT EVENTS

On October 23, 2019, the Company, through a bankruptcy-remote trust, issued $952,230 of amortizing asset-backed notes secured by U.S. retail receivables.

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

Trends and Economic Conditions

CNH Industrial recently announced the separation of its “On-Highway” (commercial vehicle and powertrain segments) and its “Off-Highway” (agriculture, construction and specialty segments) businesses. CNH Industrial announced that the spin-off is expected to be completed in early 2021, subject to approval at an extraordinary general meeting of shareholders of CNH Industrial, which is anticipated to be held in the second half of 2020.

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended September 30, 2019, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $877 million and $341 million, respectively, representing decreases of 7.2% and 12.1% from the same period in 2018, respectively. For the nine months ended September 30, 2019, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $2,843 million and $1,035 million, respectively, representing an increase of 1.8% and a decrease of 7.0% from the same period in 2018, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $36.5 million for the three months ended September 30, 2019, compared to $41.3 million for the same period in 2018, primarily due to higher income taxes and increased expenses related to the operating lease portfolio, partially offset by a higher average yield for the managed portfolio. Net income was $113.5 million and $128.7 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in net income was primarily due to reduced net interest income and higher provision for credit losses and higher income taxes, partially offset by decreased expenses related to the operating lease portfolio. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.7% at September 30, 2019 and 0.6% at both December 31, 2018 and September 30, 2018.

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

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Revenues

Revenues for the three and nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
Interest income on retail notes and finance leases	$54,110	$52,649	$1,461	2.8%
Interest income on wholesale notes	17,385	17,211	174	1.0
Interest and other income from affiliates	84,315	76,142	8,173	10.7
Rental income on operating leases	60,534	60,027	507	0.8
Other income	8,012	5,252	2,760	52.6
Total revenues	$224,356	$211,281	$13,075	6.2%

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change
Interest income on retail notes and finance leases	$166,690	$151,480	$15,210	10.0%
Interest income on wholesale notes	51,120	49,036	2,084	4.2
Interest and other income from affiliates	257,560	263,549	(5,989)	(2.3)
Rental income on operating leases	181,667	181,100	567	0.3
Other income	18,500	18,628	(128)	(0.7)
Total revenues	$675,537	$663,793	$11,744	1.8%

Revenues totaled $224.4 million and $675.5 million for the three and nine months ended September 30, 2019, respectively, compared to $211.3 million and $663.8 million for the same periods in 2018. The quarter-over-quarter increase was driven by a higher average yield. The year-over-year increase was driven by a higher average yield, partially offset by a lower average portfolio. The average yield for the managed portfolio was 7.3% and 7.0% for the three months ended September 30, 2019 and 2018, respectively, and 7.5% and 7.3% for the nine months ended September 30, 2019 and 2018, respectively.

Interest income on retail notes and finance leases for the three and nine months ended September 30, 2019 was $54.1 million and $166.7 million, respectively, representing an increase of $1.5 million and $15.2 million from the same periods in 2018, respectively. For the third quarter, the increase was primarily due to a $2.8 million favorable impact from higher interest rates, partially offset by a $1.3 million unfavorable impact from lower average earning assets. For the nine months ended September 30, 2019, compared to the same period in 2018, the increase was primarily due to a $20.5 million favorable impact from higher interest rates, partially offset by a $5.3 million unfavorable impact from lower average earning assets.

Interest income on wholesale notes for the three and nine months ended September 30, 2019 was $17.4 million and $51.1 million, respectively, representing an increase of $0.2 million and $2.1 million from the same periods in 2018, respectively. For the third quarter, the increase was primarily due to a $0.3 million favorable impact from higher interest rates, partially offset by a $0.1 million unfavorable impact from lower average earning assets. For the nine months ended September 30, 2019, compared to the same period in 2018, the increase was due to the favorable impacts of $1.7 million from higher interest rates and $0.4 million from higher average earning assets.

Interest and other income from affiliates for the three and nine months ended September 30, 2019 was $84.3 million and $257.6 million, respectively, compared to $76.1 million and $263.5 million, respectively, for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2019, compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $40.2 million and $119.7 million, respectively, an increase of $4.5 million and $7.6 million from the same periods in 2018, respectively. The increases were primarily due to pricing and mix of programs. For the three and nine months ended September 30, 2019, compensation from CNH Industrial North America for wholesale marketing programs was $28.2 million and $90.6 million, respectively, an increase of $3.6 million and a decrease of $2.9 million from the same periods in 2018, respectively. Both the quarter-over-quarter increase and the year-over-year decrease were primarily due to pricing initiatives. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $14.9 million and $45.0 million for the three and nine months ended September 30, 2019, representing no change and a decrease of $1.0 million from the same periods in 2018, respectively. Also included in interest and other income from affiliates was $1.0 million and $2.2 million of wholesale factoring income for the three and nine months ended September 30, 2019, respectively, compared to $0.6 million and $10.9 million for the same periods in 2018.

Rental income on operating leases for the three and nine months ended September 30, 2019 was $60.5 million and $181.7 million, representing increases of $0.5 million from the same periods in 2018, respectively. The third quarter increase was primarily due to a $0.7 million favorable impact from higher average earning assets, partially offset by a $0.2 million unfavorable impact from lower rates. For the nine months ended September 30, 2019, compared to the same period in 2018, the increase was due to the favorable impacts of $0.3 million from higher interest rates and $0.2 million from higher average earning assets.

Other income for the three and nine months ended September 30, 2019 was $8.0 million and $18.5 million, representing an increase of $2.8 million and a decrease of $0.1 million from the same periods in 2018, respectively.

Expenses

Expenses for the three and nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
Total interest expense	$88,779	$81,557	$7,222	8.9%
Fees charged by affiliates	11,568	11,777	(209)	(1.8)
Provision for credit losses	7,917	8,286	(369)	(4.5)
Depreciation of equipment on operating leases	56,070	54,920	1,150	2.1
Other expenses	10,536	8,349	2,187	26.2
Total expenses	$174,870	$164,889	$9,981	6.1%

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change
Total interest expense	$262,407	$238,789	$23,618	9.9%
Fees charged by affiliates	35,523	35,036	487	1.4
Provision for credit losses	27,983	24,396	3,587	14.7
Depreciation of equipment on operating leases	172,670	173,174	(504)	(0.3)
Other expenses	26,795	32,033	(5,238)	(16.4)
Total expenses	$525,378	$503,428	$21,950	4.4%

Interest expense totaled $88.8 million and $262.4 million for the three and nine months ended September 30, 2019, respectively, compared to $81.6 million and $238.8 million for the same periods in 2018. For the three months ended September 30, 2019, the increase was due to the unfavorable impacts of $6.3 million from higher average interest rates and $0.9 million from higher average total debt. For the nine months ended September 30, 2019, the increase was primarily due to a $27.0 million unfavorable impact from higher average interest rates, partially offset by a $3.4 million favorable impact from lower average total debt. The average debt cost was 3.3% for the nine months ended September 30, 2019 compared to 3.0% for the nine months ended September 30, 2018.

The provision for credit losses was $7.9 million and $28.0 million for the three and nine months ended September 30, 2019, respectively, compared to $8.3 million and $24.4 million for the same periods in 2018. The year-over-year increase was primarily due to higher wholesale losses.

Depreciation of equipment on operating leases was $56.1 million and $172.7 million for the three and nine months ended September 30, 2019, respectively, compared to $54.9 million and $173.2 million for the same periods in 2018. For the third quarter, the increase was primarily due to a higher average operating lease portfolio.

Other expenses were $10.5 million and $26.8 million for the three and nine months ended September 30, 2019, respectively, compared to $8.3 million and $32.0 million for the same periods in 2018. The quarter-over-quarter increase was due to higher losses on equipment held for sale and the year-over-year decrease was primarily due to lower losses on equipment held for sale.

The effective tax rates for the three months ended September 30, 2019 and 2018 were 26.2% and 11.0%, respectively. The effective tax rate was 24.4% for the nine months ended September 30, 2019, compared to 19.7% for the same period in 2018. Excluding discrete tax benefits, which included a revision to the Company’s provisional estimate of accounting for U.S. Tax Reform, the Company’s effective tax rates would have been 23.1% and 23.2% for the three months and nine months ended September 30, 2018, respectively.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
Retail	$717,856	$733,609	$(15,753)	(2.1)%
Wholesale	1,892,401	2,040,590	(148,189)	(7.3)
Equipment on operating leases	167,194	189,669	(22,475)	(11.8)
Total originations	$2,777,451	$2,963,868	$(186,417)	(6.3)%

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change
Retail	$2,074,525	$2,040,534	$33,991	1.7%
Wholesale	5,931,271	5,967,433	(36,162)	(0.6)
Wholesale factoring	144,040	177,758	(33,718)	(19.0)
Equipment on operating leases	514,369	431,457	82,912	19.2
Total originations	$8,664,205	$8,617,182	$47,023	0.5%

Originations were lower for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to decreased unit sales of CNH Industrial North America equipment. Originations for the nine months ended September 30, 2019 were relatively flat compared to the same period in 2018.

Total receivables and equipment on operating leases held as of September 30, 2019, December 31, 2018 and September 30, 2018 were as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2019	2018	2018
Retail	$6,348,795	$6,441,054	$6,521,149
Wholesale	3,635,250	3,584,284	3,461,430
Wholesale factoring	15,673	—	8,411
Equipment on operating leases	1,741,913	1,724,217	1,709,839
Total receivables and equipment on operating leases	$11,741,631	$11,749,555	$11,700,829

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.9% at September 30, 2019, 0.8% at December 31, 2018 and 0.9% at September 30, 2018. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at September 30, 2019, December 31, 2018 or September 30, 2018. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $28.4 million, $28.5 million and $30.6 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively. Total wholesale receivables on nonaccrual status were $4.6 million, $23.0 million and $25.4 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

Total receivable write‑off amounts and recoveries, by product, for the three and nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Write-offs:
Retail	$11,233	$8,563	$27,799	$28,830
Wholesale	2,416	—	4,581	187
Total write-offs	13,649	8,563	32,380	29,017
Recoveries:
Retail	(512)	(765)	(2,188)	(2,912)
Wholesale	(3)	(3)	(12)	(67)
Total recoveries	(515)	(768)	(2,200)	(2,979)
Write-offs, net of recoveries:
Retail	10,721	7,798	25,611	25,918
Wholesale	2,413	(3)	4,569	120
Total write-offs, net of recoveries	$13,134	$7,795	$30,180	$26,038

Our allowance for credit losses on all receivables financed totaled $72.3 million at September 30, 2019, $74.4 million at December 31, 2018 and $77.4 million at September 30, 2018.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of September 30, 2019.

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

Cash Flows

For the nine months ended September 30, 2019 and 2018, our cash flows were as follows (dollars in thousands):

	2019	2018
Cash flows from (used in):
Operating activities	$341,612	$249,168
Investing activities	(128,770)	297,862
Financing activities	(365,466)	(804,497)
Net cash increase (decrease)	$(152,624)	$(257,467)

Operating activities in the nine months ended September 30, 2019 generated cash of $342 million, resulting primarily from net income of $114 million, adjusted by depreciation and amortization of $174 million, provision for credit losses of $28 million, and deferred tax expenses of $44 million, partially offset by changes in working capital of $18 million. The increase in cash provided by operating activities for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to a $54 million change in the deferred income tax adjustment, $50 million related to changes in working capital and a $4 million increase in provision for credit losses, partially offset by a $15 million reduction in net income and a $1 million decrease in depreciation and amortization expense.

Investing activities in the nine months ended September 30, 2019 used cash of $129 million, resulting primarily from net expenditures of $177 million for equipment on operating leases and $2 million for property, equipment and software, partially offset by a net reduction in receivables of $50 million. The increase in cash used by investing activities for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to a $359 million increase in net expenditures for receivables and a $70 million increase in net expenditures for equipment on operating leases, partially offset by a $2 million decrease in expenditures for property, equipment and software.

Financing activities in the nine months ended September 30, 2019 used cash of $365 million, resulting primarily from net cash paid on long-term debt of $530 million and $165 million in dividends paid to CNH Industrial America, partially offset by net cash received on affiliated debt and short-term borrowings of $207 million and $123 million, respectively. The decrease in cash used in financing activities in the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to a decrease in net cash paid on affiliated debt of $573 million, partially offset by higher net short-term borrowings of $16 million, increased net cash paid on long-term debt of $13 million and higher dividends of $105 million paid to CNH Industrial America.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost‑effective financing source and allows access to a wide investor base. CNH Industrial Capital had approximately $4.6 billion of public and private asset-backed securities outstanding in both the U.S. and Canada as of September 30, 2019. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset‑Backed Facilities

CNH Industrial Capital has committed asset‑backed facilities with several banks or through their commercial paper conduit programs. Committed asset‑backed facilities for the U.S. and Canada totaled $3.0 billion at September 30, 2019, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At September 30, 2019, approximately $0.8 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

As of September 30, 2019, we had a fully-drawn uncommitted credit line totaling $150 million, which matures in October 2019.

In addition, committed unsecured facilities with banks as of September 30, 2019 totaled $838 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of September 30, 2019, we had $438 million outstanding under these credit facilities. Included in the remaining available credit commitments is $390 million maintained primarily to provide backup liquidity for commercial paper borrowings.

Our outstanding commercial paper totaled $390 million as of September 30, 2019.

As of September 30, 2019, our unsecured senior notes were as follows (dollars in thousands):

4.375% notes, due 2020	$600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
4.200% notes, due 2024	500,000
Hedging, discounts and unamortized issuance costs	28,839
Total	$2,528,839

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

The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured debt securities by the rating agencies engaged by us are the same as those for CNHI. Those ratings as of September 30, 2019 were as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB	A-2	Stable
Fitch Ratings	BBB-	F3	Positive
Moody's Investors Service	Baa3	—	Stable

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third‑party financing options. We had affiliated debt of $483 million and $276 million as of September 30, 2019 and December 31, 2018, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity was $1.3 billion at September 30, 2019 and $1.4 billion at December 31, 2018. For the nine months ended September 30, 2019, CNH Industrial Capital LLC paid cash dividends of $165 million to CNH Industrial America.

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

Other Data

	As of or for the Nine Months
	Ended September 30,
	2019	2018
	(Dollars in thousands)
Total managed receivables	$9,999,718	$9,990,990
Operating lease equipment	1,741,913	1,709,839
Total managed portfolio	$11,741,631	$11,700,829
Delinquency (1)	0.66%	0.63%
Average managed receivables	$10,008,156	$10,174,099
Net credit loss (2)	0.40%	0.38%
Profitability: (3)
Return on average managed portfolio (4)	1.29%	1.46%
Asset Quality:
Allowance for credit losses/total receivables	0.72%	0.77%

(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means write-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Nine months ended September 30, 2019 and 2018 annualized.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.

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

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2018 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended September 30, 2019.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10‑K (Part I, Item 1A). There was no material change in our risk factors during the nine months ended September 30, 2019.

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
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) Consolidated Statements of Changes in Stockholder’s Equity for the nine months ended September 30, 2019 and 2018 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: November 12, 2019	By:	/s/ Carlo Alberto Sisto

		Name:	Carlo Alberto Sisto
		Title:	Chairman and President