Form 10-K
period 2019-12-31
CNH Industrial Capital LLC
filed 2020-03-03
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

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

As of March 3, 2020, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

On September 3, 2019, CNH Industrial announced its intention to separate its “On-Highway” (commercial vehicles and powertrain) and “Off-Highway” (agriculture, construction and specialty vehicles) businesses. The separation is expected to be effected through the spin-off of CNH Industrial N.V.’s equity interest in “On-Highway” to CNH Industrial N.V. shareholders. The proposed spin-off is expected to be completed in early 2021, subject to approval at an Extraordinary General Meeting of shareholders.

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

CNH Industrial Capital’s revenue is primarily generated through the income of its portfolio and the income generated through marketing programs with CNH Industrial North America. The size of the portfolio is in part related to the level of equipment sales by CNH Industrial North America. The portfolio profitability is linked to the difference between lending and borrowing rates, the credit quality of the borrowers and the value of collateral. For each of the years ended December 31, 2019 and 2018, the percentage of revenue derived by us from CNH Industrial North America and other CNH Industrial subsidiaries was 38% and 39%, respectively.

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

As of December 31, 2019, CNH Industrial Capital had total assets of $12.9 billion and total stockholder’s equity of $1.3 billion. For the year ended December 31, 2019, CNH Industrial Capital had total revenues of $900.9 million and net income of $149.0 million. As of December 31, 2019, CNH Industrial Capital had outstanding debt (excluding debt owed to affiliates) of $10.6 billion, approximately 67% of which represented secured debt as of such date.

Relationship with CNH Industrial

CNH Industrial organizes its operations into five operating segments: Agriculture, Construction, Commercial and Specialty Vehicles, Powertrain and Financial Services. CNH Industrial’s five segments design, produce, market, sell and finance agricultural and construction equipment, trucks, commercial vehicles, buses and specialty vehicles for firefighting, defense and other uses, as well as engines, transmissions and axles for those vehicles and engines for marine and power generation applications. CNH Industrial has industrial and financial services companies located in 44 countries and a commercial presence in approximately 180 countries around the world.

CNH Industrial’s Agricultural segment designs, manufactures and distributes a full line of farm machinery and implements, including two‑wheel and four‑wheel drive tractors, crawler tractors (Quadtrac®), combines, cotton pickers, grape and sugar cane harvesters, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements and material handling equipment. Agricultural equipment is sold in North America under the New Holland Agriculture and Case IH Agriculture brands, as well as the Steyr, Kongskilde and Överum brands in Europe and the Miller brand, primarily in North America and Australia.

CNH Industrial’s Construction segment designs, manufactures and distributes a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders and compact track loaders. Construction equipment is sold in North America under the CASE Construction and New Holland Construction brands.

As of December 31, 2019 and 2018, CNH Industrial had total assets of $47.4 billion and $46.1 billion and total equity of $6.1 billion and $5.1 billion, respectively.

For the years ended December 31, 2019 and 2018, CNH Industrial had total revenues of $28.1 billion and $29.7 billion, respectively, and net income attributable to CNH Industrial N.V. of $1.4 billion and $1.1 billion, respectively. For the year ended December 31, 2019, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America (United States, Canada and Mexico) were $3.9 billion and $1.4 billion, respectively, representing decreases of 2% and 8% from the same period in 2018, respectively.

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

Although our primary focus is to finance CNH Industrial North America equipment, we also provide retail and wholesale financing related to new and used agricultural and construction equipment manufactured by entities other than CNH Industrial North America. We are dependent on CNH Industrial North America for substantially all of our business, with revenues related to financing provided to CNH Industrial North America dealers and retail customers purchasing and/or leasing from CNH Industrial North America and its dealers accounting for over 90% of our total revenues for the year ended December 31, 2019, and with loan portfolios attributable to such financing accounting for over 90% of our total managed receivables as of December 31, 2019.

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

We borrow from our affiliates as one of the funding sources for our operations and lending activity. As of December 31, 2019 and 2018, we had outstanding affiliate borrowings of $213.9 million and $276.3 million, respectively, representing 2.0% and 2.5% of our total indebtedness.

CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2019 and 2018, we incurred fees charged by our affiliates of $46.6 million and $47.5 million, respectively, representing 13% of our total administrative and operating expenses for both years.

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

Products and Services

CNH Industrial Capital’s financing products and services fall into the following main categories:

Retail (68.9% of managed portfolio as of December 31, 2019): CNH Industrial Capital provides and administers retail financing to end‑use customers for the purchase or lease of new and used CNH Industrial North America equipment or other agricultural and construction equipment sold primarily through CNH Industrial North America dealers and distributors. Retail financing products primarily include retail installment sales contracts, finance leases and operating leases to end‑use customers. The terms of retail contracts, finance leases and operating leases generally range from two to six years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America.

CNH Industrial Capital utilizes a proprietary credit scoring model as part of the retail credit approval and review process. CNH Industrial Capital also provides servicing and collection operations generally performed through its subsidiary, New Holland Credit, for the retail financing products.

Wholesale (31.1% of managed portfolio as of December 31, 2019): CNH Industrial Capital provides wholesale financing to dealers to finance purchases of new and used agricultural and construction equipment and parts. In addition, CNH Industrial Capital extends credit to dealers for working capital and other financing needs. Currently, credit is extended to approximately 900 CNH Industrial North America dealers (with each being a separate legal entity) with approximately 1,700 locations in North America.

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

Wholesale Factoring (0.0% of managed portfolio as of December 31, 2019): CNH Industrial Capital Canada purchases short-term receivables from Iveco Argentina from time to time.

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

Employees

As of December 31, 2019, CNH Industrial Capital had approximately 360 employees, none of which were represented by unions.

Item 1A.  Risk Factors

CNH Industrial Capital LLC is an indirect wholly-owned subsidiary of CNHI. The results of operations of the Company are primarily affected by its relationships with CNH Industrial North America.

The following risks are considered the most significant to the Company’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 15 and the other risks described in the Cautionary Note Regarding Forward‑Looking Statements beginning on page 23. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and projected future results. Except as may be required by law, we undertake no obligation to publicly update these risks or any forward‑looking statements, whether as a result of new information, future events, or otherwise.

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

As of December 31, 2019, we had an aggregate of $10.8 billion of consolidated indebtedness and our equity was $1.3 billion.

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

Further, our indebtedness under some of our instruments, including our revolving credit facilities and derivative transactions, may bear interest at variable interest rates based on the London Interbank Offered Rate (“LIBOR”). The LIBOR benchmark has been subject to national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021 or be unsuitable to use as a benchmark. The consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact new credit facilities and derivative transactions entered into after 2021. Any changes to benchmark rates could have an impact on our cost of funds and our access to the capital markets, which could impact our financial position.

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

Our business is largely dependent upon the demand for CNH Industrial North America’s products and its customers’ willingness to enter into financing or leasing arrangements with respect thereto. A significant and prolonged decrease in demand for CNH Industrial North America’s products could have a material adverse effect on our business, financial position, results of operations and cash flows. Our primary business is to provide retail and wholesale financing alternatives for CNH Industrial North America’s products to CNH Industrial North America’s customers and dealers. The demand for CNH Industrial North America’s products and our financing products and services is influenced by factors such as:

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
•

withdrawal from or change in trade agreements or trade terms, negotiation of new trade agreements and the imposition of new (and retaliatory) tariffs against certain countries or covering certain products or raw materials, including developments in the U.S.-China trade relations;

•	change in or uncertainty surrounding global trade policies;
•	droughts and other unfavorable climatic conditions, especially during the spring, a particularly important period for generating CNH Industrial North America’s sales orders;
•	public infrastructure spending;
•	new residential and non-residential construction;
•	capital spending in oil and gas and, to a lesser extent, in mining; and
•	changes in currency exchange rates and interest rates.

In the equipment industry, changes in demand can occur suddenly, resulting in imbalances in inventories, product capacity, and prices for new and used equipment. If fewer pieces of equipment are sold, CNH Industrial Capital will be presented with fewer opportunities to finance equipment.

The recent outbreak of Coronavirus, a virus causing potentially deadly respiratory tract infections originating in China, may negatively affect economic conditions regionally as well as globally, and may impact demand for CNH Industrial North America’s products and its customers’ willingness to enter into financing or leasing arrangements. Governments in affected countries are imposing travel bans, quarantines and other emergency public safety measures. Those measures, though temporary in nature, may continue and increase depending on developments in the virus’ outbreak. The ultimate severity of the Coronavirus outbreak is uncertain at this time and therefore we cannot predict the impact it may have on demand for CNH Industrial North America’s products and its customers’ willingness to enter into financing or leasing arrangements; however, the effect on our results may be material and adverse.

Change in support from CNH Industrial North America could limit our ability to offer competitively priced financing, which may have a material adverse effect on our business, financial position, results of operations and cash flows.

CNH Industrial North America sponsors certain marketing programs that allow us to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or parts and service incentives). This support from CNH Industrial North America provides a material competitive advantage in offering financing to customers of CNH Industrial North America’s products. Any elimination or reduction of these marketing programs, which affects our ability to offer competitively priced financing to customers, could in turn reduce the percentage of CNH Industrial North America’s products financed by us and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the years ended December 31, 2019, 2018 and 2017, the revenues recognized by us from CNH Industrial North America for marketing programs were $343.2 million, $333.8 million and $392.9 million, respectively, representing 38%, 38% and 42%, respectively, of our total revenues.

CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2019, 2018 and 2017, we incurred fees charged by our affiliates of $46.6 million, $47.5 million and $46.4 million, respectively, representing 13%, 13% and 11%, respectively, of our total administrative and operating expenses.

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

Because a significant number of our receivables are generated at fixed interest rates, our business is subject to fluctuations in interest rates. Although we seek to match fund our assets, with approximately 63% of our receivables and approximately 74% of our funding at a fixed rate, respectively, as of December 31, 2019, changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow.

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

Governments may implement measures designed to slow economic growth (e.g., higher interest rates, reduced bank lending and other anti-inflation measures). Rising interest rates could have a dampening effect on the overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect demand for our products and our customers’ ability to repay obligations to us. Central banks and other policy arms of many countries may take actions to vary the amount of liquidity and credit available in an economy. The impact from a change in liquidity and credit policies could negatively affect the customers and markets we serve, which could adversely impact our business, results of operations and financial condition. Government initiatives that are intended to stimulate demand for products sold by CNH Industrial North America, such as changes in tax treatment or purchase incentives for new equipment, can significantly influence the timing and level of our revenues. The terms, size and duration of such government actions are unpredictable and outside of our control. Any adverse change in government policy relating to those initiatives could have a material adverse effect on our business, results of operations and financial condition.

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

Poor, severe or unusual weather conditions caused by climate change or other factors, particularly during the planting and early growing season, can significantly affect the purchasing decisions of CNH Industrial North America’s agricultural equipment customers. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting crops or may cause growing crops to die, resulting in lower yields. Excessive rain or flooding can also prevent planting or harvesting from occurring at optimal times and may cause crop loss through increased disease or mold growth. Temperature affects the rate of growth, crop maturity, crop quality and yield. Temperatures outside normal ranges can cause crop failure or decreased yields and may also affect disease incidence. Natural disasters such as floods, hurricanes, storms, droughts, diseases and pests can have a negative impact on agricultural production. The resulting negative impact on farm income can strongly affect demand for CNH Industrial North America’s agricultural equipment in any given period.

In addition, natural disasters, epidemics and pandemics, including the recent outbreak of Coronavirus, terrorist attacks or violence, equipment failures, power outages, disruptions to our information technology systems and networks or other unexpected events could result in physical damage to and complete or partial closure of one or more of CNH Industrial’s manufacturing facilities or distribution centers, temporary or long‑term disruption in the supply of parts or component products, disruption in the transport of CNH Industrial North America’s products to dealers and customers and delay in delivery of products to distribution centers. In the event such events occur, our financial results might be negatively impacted. Our existing insurance arrangements may not protect against all costs that may arise from such events.

Furthermore, the potential physical impacts of climate change on CNH Industrial North America’s facilities, suppliers and customers and therefore on its operations are highly uncertain and will be particular to the circumstances developing in various geographical regions. These may include long-term changes in temperature and water availability. These potential physical effects may adversely impact the demand for CNH Industrial North America’s products and the cost, production, sales and financial performance of its operations and as a result could adversely affect our financial position, results of operations and cash flows.

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

As of December 31, 2019, our total operating lease residual values were $1.4 billion.

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

Our financial statements are prepared in accordance with U.S. GAAP, which are periodically revised. At times, we are required to adopt new or revised accounting standards issued by recognized bodies. It is possible such changes could have a material adverse effect on our reported results of operations or financial position. See “Note 2: Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2019 for additional information on the adoption of new accounting guidance.

A cybersecurity breach could interfere with our operations, compromise confidential information, negatively impact our corporate reputation and expose us to liability.

We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of our business activities. These systems include invoicing and collection of payments from CNH Industrial North America’s dealers and from our customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information and the proprietary information of our customers and CNH Industrial North America’s dealers, as well as personally identifiable information of our dealers, customers and our employees, in data centers and on information technology networks. Operating these information technology systems and networks, and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Increased information technology security threats and more sophisticated computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.

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

A failure or breach in security, whether of our systems and networks or those of third parties on which we rely, could expose us and our customers and dealers to risks of misuse of information or systems, the compromising of confidential information, loss of financial resources, manipulation and destruction of data and operations disruptions, which in turn could adversely affect our reputation, competitive position, businesses and results of operations. Security breaches could also result in litigation, regulatory action, unauthorized release of confidential or otherwise protected information and corruption of data, as well as remediation costs and higher operational and other costs of implementing further data protection measures. In addition, as security threats continue to evolve we may need to invest additional resources to protect the security of our systems and data. The amount or scope of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.

Changes in privacy laws could disrupt our business. We are also subject to various laws regarding privacy and the protection of personal information.

The regulatory framework for privacy and data security issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. New privacy laws will continue to come into effect, including the California Consumer Privacy Act. We may be required to incur significant costs to comply with this and other privacy and data security laws, rules and regulations. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules and regulations could have an adverse effect on our business prospects, results of operations and/or financial position.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of CNH Industrial Capital LLC’s limited liability company interests are owned by CNH Industrial America, which is indirectly wholly‑owned by CNHI. There is currently no established trading market for CNH Industrial Capital LLC’s limited liability company interests. CNH Industrial Capital LLC paid cash dividends of $265 million, $130 million and $285 million to CNH Industrial America in 2019, 2018 and 2017, respectively.

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

Trends and Economic Conditions

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the year ended December 31, 2019, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $3.9 billion and $1.4 billion, respectively, representing decreases of 2% and 8% from the same period in 2018, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $149.0 million for the year ended December 31, 2019, compared to $156.8 million for the year ended December 31, 2018. The decrease in net income was primarily due to increased expenses related to the operating lease portfolio and higher provisions for credit losses and income taxes, partially offset by a higher average yield for the managed portfolio. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.7%, 0.6% and 0.8% at December 31, 2019, 2018 and 2017, respectively.

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

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues

Revenues for the years ended December 31, 2019 and 2018 were as follows (dollars in thousands):

	2019	2018	$ Change	% Change
Interest income on retail notes and finance leases	$218,454	$201,269	$17,185	8.5%
Interest income on wholesale notes	67,773	66,899	874	1.3
Interest and other income from affiliates	345,789	345,933	(144)	—
Rental income on operating leases	243,044	241,582	1,462	0.6
Other income	25,829	22,671	3,158	13.9
Total revenues	$900,889	$878,354	$22,535	2.6%

Revenues totaled $900.9 million for the year ended December 31, 2019 compared to $878.4 million for the year ended December 31, 2018. A higher average yield drove the year-over-year increase in total revenues. The average yield for the managed portfolio was 7.5% for the year ended December 31, 2019, compared to 7.3% for the year ended December 31, 2018.

Interest income on retail notes and finance leases for the year ended December 31, 2019 was $218.5 million,  representing an increase of $17.2 million from the year ended December 31, 2018. The increase was primarily due to a $23.8 million favorable impact from higher interest rates, partially offset by a $6.6 million unfavorable impact from lower average earning assets.

Interest income on wholesale notes for the year ended December 31, 2019 was $67.8 million, representing an increase of $0.9 million from the year ended December 31, 2018. The increase was primarily due to a $1.1 million favorable impact from higher average earning assets, partially offset by a $0.2 million unfavorable impact from lower interest rates.

Interest and other income from affiliates for the year ended December 31, 2019 was $345.8 million, flat compared to the year ended December 31, 2018. Compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $160.4 million and $149.4 million for the years ended December 31, 2019 and 2018, respectively. The increase was primarily due to pricing and mix of programs. For the year ended December 31, 2019, compensation from CNH Industrial North America for wholesale marketing programs was $122.6 million, flat compared to $123.6 million for the prior year. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $60.2 million and $60.8 million for the years ended December 31, 2019 and 2018, respectively. Also included in interest and other income from affiliates was $2.2 million of wholesale factoring income for the year ended December 31, 2019 compared to $10.9 million for the year ended December 31, 2018.

Rental income on operating leases for the year ended December 31, 2019 was $243.0 million, representing an increase of $1.5 million from the year ended December 31, 2018. The increase was primarily due to higher average earning assets.

Other income for the year ended December 31, 2019 was $25.8 million, representing an increase of $3.2 million from the year ended December 31, 2018.

Expenses

Expenses for the years ended December 31, 2019 and 2018 were as follows (dollars in thousands):

	2019	2018	$ Change	% Change
Total interest expense	$347,273	$325,280	$21,993	6.8%
Fees charged by affiliates	46,601	47,475	(874)	(1.8)
Provision for credit losses	35,703	31,699	4,004	12.6
Depreciation of equipment on operating leases	229,652	231,805	(2,153)	(0.9)
Other expenses	48,446	43,778	4,668	10.7
Total expenses	$707,675	$680,037	$27,638	4.1%

Interest expense totaled $347.3 million for the year ended December 31, 2019 compared to $325.3 million for the year ended December 31, 2018. The increase was primarily due to a $25.3 million unfavorable impact from higher average interest rates, partially offset by a $3.3 million favorable impact from lower average total debt. The average debt cost was 3.3% for the year ended December 31, 2019 compared to 3.0% for the year ended December 31, 2018.

The provision for credit losses was $35.7 million for the year ended December 31, 2019 compared to a provision of $31.7 million for the year ended December 31, 2018. The increase in 2019 was primarily due to higher retail losses.

Depreciation of equipment on operating leases decreased by $2.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to product mix.

Other expenses increased by $4.7 million for the year ended December 31, 2019 compared to the prior year, primarily due to higher losses on sales of equipment held for sale.

The effective tax rate for the year ended December 31, 2019 was a provision of 22.9%, compared to a provision of 20.9% for the year ended December 31, 2018.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the years ended December 31, 2019 and 2018 were as follows (dollars in thousands):

	2019	2018	$ Change	% Change
Retail	$2,817,879	$2,894,344	$(76,465)	(2.6)%
Wholesale	8,418,508	8,730,459	(311,951)	(3.6)
Wholesale factoring	144,040	177,758	(33,718)	(19.0)
Equipment on operating leases	715,686	680,266	35,420	5.2
Total originations	$12,096,113	$12,482,827	$(386,714)	(3.1)%

The year-over-year decrease in retail and wholesale originations was primarily due to a decrease in unit sales of CNH Industrial North America agricultural equipment. An increased customer preference for new and used leasing products compared to other retail products drove the year-over-year increase in equipment on operating lease originations.

Total receivables and equipment on operating leases held as of December 31, 2019 and 2018 were as follows (dollars in thousands):

	2019	2018	$ Change	% Change
Retail	$6,268,251	$6,441,054	$(172,803)	(2.7)%
Wholesale	3,639,774	3,584,284	55,490	1.5
Equipment on operating leases	1,783,283	1,724,217	59,066	3.4
Total receivables and equipment on operating leases	$11,691,308	$11,749,555	$(58,247)	(0.5)%

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 1.0% and 0.8% at December 31, 2019 and 2018, respectively. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at December 31, 2019 or 2018. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $37.2 million and $28.5 million at December 31, 2019 and 2018, respectively. Total wholesale receivables on nonaccrual status were $29.2 million and $23.0 million at December 31, 2019 and 2018, respectively.

Total receivable write‑offs and recoveries, by product, for the years ended December 31, 2019 and 2018 were as follows (dollars in thousands):

	2019	2018
Write-offs:
Retail	$35,535	$39,375
Wholesale	5,102	1,567
Total write-offs	40,637	40,942
Recoveries:
Retail	(3,046)	(4,702)
Wholesale	(16)	(71)
Total recoveries	(3,062)	(4,773)
Write-offs, net of recoveries:
Retail	32,489	34,673
Wholesale	5,086	1,496
Total write-offs, net of recoveries	$37,575	$36,169

Our allowance for credit losses on all receivables financed totaled $72.8 million at December 31, 2019 and $74.4 million at December 31, 2018.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of December 31, 2019.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Comparisons for the year ended December 31, 2018 to the year ended December 31, 2017 are discussed in Item 7 of the Company’s 2018 annual report filed with the SEC on March 2, 2019.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the years ended December 31, 2019 and 2018, our cash flows were as follows (dollars in thousands):

	2019	2018
Cash flows from (used in):
Operating activities	$482,684	$362,881
Investing activities	(46,952)	52,943
Financing activities	(431,359)	(491,511)
Net cash increase (decrease)	$4,373	$(75,687)

Operating activities in the year ended December 31, 2019 generated cash of $483 million, resulting primarily from net income of $149 million, adjusted by depreciation and amortization of $231 million, provision for credit losses of $36 million, deferred tax expenses of $38 million and changes in working capital of $28 million. The increase in cash provided by operating activities in 2019 compared to 2018 was primarily due to $116 million related to changes in working capital, a $10 million change in deferred income tax adjustment and a $4 million increase in provision for credit losses, partially offset by a $8 million decrease in net income and a $3 million decrease in depreciation and amortization expense. Operating activities in 2018 generated cash of $363 million, resulting primarily from net income of $157 million, adjusted by depreciation and amortization of $234 million, provision for credit losses of $32 million, and $28 million in deferred income tax expense, partially offset by changes in working capital of $88 million.

Investing activities in the year ended December 31, 2019 used cash of $47 million, resulting primarily from net expenditures of $214 million for equipment on operating leases and $4 million for property, equipment and software, partially offset by a net reduction in receivables of $171 million. The increase in cash used by investing activities in 2019 compared to 2018 was primarily due to a $99 million lower net reduction in receivables and a $2 million increase in net expenditures for equipment on operating leases, partially offset by a $1 million decrease in net expenditures on property, equipment and software. Investing activities in 2018 generated cash of $53 million, resulting primarily from a net reduction in receivables of $270 million, partially offset by $212 million in net expenditures for equipment on operating leases and $5 million in net expenditures for property, equipment and software.

Financing activities in the year ended December 31, 2019 used cash of $431 million, resulting primarily from $265 million in dividends paid to CNH Industrial America and net cash paid on long-term debt and affiliated debt of $218 million and $62 million, respectively, partially offset by net cash received on short-term borrowings of $114 million. The decrease in cash used in financing activities in 2019 compared to 2018 was primarily due to decreases in net cash paid on long-term debt and affiliated debt of $171 million and $92 million, respectively, partially offset by higher dividends of $135 million paid to CNH Industrial America and a decrease in net cash received on short-term borrowings of $68 million. Financing activities in 2018 used cash of $492 million, resulting primarily from net cash paid on long‑term debt and affiliated debt of $390 million and $154 million, respectively, and $130 million in dividends paid to CNH Industrial America, partially offset by net cash received on short-term borrowings of $182 million.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost‑effective financing source and allows access to a wide investor base. CNH Industrial Capital had approximately $5.2 billion of public and private asset‑backed securities outstanding in both the U.S. and Canada as of December 31, 2019. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset‑Backed Facilities

CNH Industrial Capital has committed asset‑backed facilities with several banks or through their commercial paper conduit programs. Committed asset‑backed facilities for the U.S. and Canada totaled $3.0 billion at December 31, 2019, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At December 31, 2019, approximately $1.1 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

As of December 31, 2019, we had a fully-drawn uncommitted credit line totaling $150 million, which matured in January 2020.

In addition, committed unsecured facilities with banks as of December 31, 2019 totaled $846 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of December 31, 2019, we had $446 million outstanding under these credit facilities. Included in the remaining available credit commitments is $389 million maintained primarily to provide backup liquidity for commercial paper borrowings.

Our outstanding commercial paper totaled $389 million as of December 31, 2019.

As of December 31, 2019, our unsecured senior notes were as follows (dollars in thousands):

4.375% notes, due 2020	$600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
4.200% notes, due 2024	500,000
Hedging, discounts and unamortized issuance costs	25,080
Total	$2,525,080

These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

On July 15, 2019, we repaid $500 million of our 3.375% unsecured notes due 2019.

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

The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured debt securities by the rating agencies engaged by us are the same as those for CNHI. Those ratings as of December 31, 2019 were as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB	A-2	Stable
Fitch Ratings	BBB-	F3	Positive
Moody's Investors Service	Baa3	-	Stable

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third‑party financing options. We had affiliated debt of $214 million and $276 million as of December 31, 2019 and 2018, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at December 31, 2019 and 2018 was $1.3 billion and $1.4 billion, respectively. During 2019, CNH Industrial Capital LLC paid cash dividends of $265 million to CNH Industrial America.

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

Debt

Our consolidated debt as of December 31, 2019 and 2018 is set forth in the table below (dollars in thousands):

	2019	2018
Short-term debt (including current maturities of long-term debt)	$4,790,172	$4,324,292
Long-term debt	5,779,581	6,259,839
Total third-party debt	10,569,753	10,584,131
Affiliated debt	213,856	276,271
Total debt	$10,783,609	$10,860,402

Cash, Cash Equivalents and Restricted Cash

The following table shows cash and cash equivalents and restricted cash as of December 31, 2019 and 2018 (dollars in thousands):

	2019	2018
Cash and cash equivalents	$174,966	$160,328
Restricted cash	629,278	639,543
Total cash	$804,244	799,871

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

Off‑Balance Sheet Arrangements

For additional information, see “Note 13: Commitments and Contingencies” to our consolidated financial statements for the year ended December 31, 2019.

Contractual Obligations

The following table sets forth the aggregate amounts of our contractual obligations and commitments as of December 31, 2019 with definitive payment terms that will require significant cash outlays in the future (dollars in thousands).

	Payments Due by Period
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years
Short-term and long-term debt (1)	$10,569,753	$4,790,172	$4,364,784	$1,381,686	$33,111
Affiliated debt	213,856	213,856	—	—	—
Interest on fixed rate debt	877,235	245,936	412,877	218,422	—
Interest on floating rate debt (2)	307,048	66,162	126,691	112,936	1,259
Operating leases (3)	12,000	2,400	7,200	2,400	—
Total contractual obligations	$11,979,892	$5,318,526	$4,911,552	$1,715,444	$34,370

(1)	Short‑term debt shown as less than one year includes current maturities of long‑term debt of $2,842,221.
(2)	The interest funding requirements are based on the year‑end 2019 interest rates.
(3)	Minimum rental commitments.

See “Liquidity and Capital Resources - Debt” for information relating to our consolidated debt as of December 31, 2019.

Other Data

	As of or for the
	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Total managed receivables	$9,908,025	$10,025,338	$10,500,741
Operating lease equipment	1,783,283	1,724,217	1,781,489
Total managed portfolio	$11,691,308	$11,749,555	$12,282,230
Delinquency (1)	0.69%	0.57%	0.82%
Average managed receivables	$9,987,527	$10,051,880	$10,591,308
Net credit loss (2)	0.38%	0.36%	0.42%
Profitability:
Average receivable yields (3) (5)	5.72%	5.49%	5.63%
Average debt cost	3.26%	3.03%	2.80%
Return on average managed portfolio (4) (5)	1.27%	1.33%	2.02%
Asset Quality:
Allowance for credit losses/total receivables (5)	0.73%	0.74%	0.75%

(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means write-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Yield on retail and wholesale receivables.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.
(5)	2017 figures have been recast following the retrospective adoption on January 1, 2018 of ASU 2014-09.

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

The total allowance for credit losses at December 31, 2019 and 2018 was $72.8 million and $74.4 million, respectively. Management’s ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions.

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

Total operating lease residual values at December 31, 2019 and 2018 were $1.4 billion.

Estimates used in determining end‑of‑lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future values for this equipment were to decrease 10% from our present estimates, the total impact would be to increase our depreciation expense on equipment on operating leases by approximately $137.0 million. This amount would be charged to depreciation expense during the remaining lease terms such that the net amount of equipment on operating leases at the end of the lease terms would be equal to the revised residual values. Initial lease terms generally range from two to five years.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes ASC 326, Financial Instruments – Credit Losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”), which supersedes existing ASU 2016-13. The ASU introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Additional disclosures about significant estimates and credit quality are also required. ASU 2018-19 is effective for annual periods beginning after December 15, 2019. We will adopt the new standard effective January 1, 2020, using the modified retrospective approach which requires us to recognize a cumulative-effect adjustment to the opening balance of “Retained earnings” in the period of adoption, without recasting prior periods. We estimate the adoption of this standard will impact equity by approximately $20 million to $30 million at January 1, 2020.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement.

This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2021. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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

ASU 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. We expect to adopt the ASU on a prospective basis. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”), which expands the application of a specific private company alternative related to VIEs and changes the guidance for determining whether a decision-making fee is a variable interest. Under the new guidance, to determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety. ASU 2018-17 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted in any interim period. ASU 2018-17 is required to be applied retrospectively from the date the guidance is first applied. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019‑12, Simplifying the Accounting for Income Taxes (“ASU 2019‑12”). This ASU eliminates certain exceptions to the general principles in ASC 740, Income Taxes. Specifically, it eliminates the exception to (1) the incremental approach for intraperiod tax allocation when there is a loss from continuing operations, and income or a gain from other items; (2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019‑12 will be effective for the annual periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which made targeted changes to standards on credit losses, hedging, and recognizing and measuring financial instruments to clarify them and address implementation issues. The amendments clarify the scope of the credit losses standard and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. On recognizing and measuring financial instruments, the amendments address the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. We will adopt the amendments related to ASU 2016-13, ASU 2017-12 and ASU 2016-01 at January 1, 2020. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, primarily changes in interest rates. We monitor our exposure to these risks, and manage the underlying economic exposures on transactions using financial instruments such as forward contracts, interest rate swaps, interest rate caps and forward starting swaps. We do not hold or issue derivatives or other financial instruments for speculative purposes or to hedge translation risks. See “Note 10: Financial Instruments” in the notes to our consolidated financial statements for the year ended December 31, 2019, for a description of our risk management strategy and the methods and assumptions used to determine the fair values of financial instruments.

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

We monitor interest rate risk to achieve a predetermined level of matching between the interest rate structure of our financial assets and liabilities. Fixed‑rate financial instruments, including receivables, debt and other investments, are segregated from floating‑rate instruments in evaluating the potential impact of changes in applicable interest rates. A sensitivity analysis was performed to compute the impact on fair value which would be caused by a hypothetical 10% change in the interest rates used to discount each category of financial assets and liabilities. The net impact on the fair value of the financial instruments and derivative instruments held as of December 31, 2019 and 2018, resulting from a hypothetical 10% change in interest rates, would be approximately $9.5 million and $12.6 million, respectively. For the sensitivity analysis the financial instruments are grouped according to the currency in which financial assets and liabilities are denominated and the applicable interest rate index. As a result, our interest rate risk sensitivity model may overstate the impact of interest rate fluctuations for such financial instruments, as consistently unfavorable movements of all interest rates are unlikely.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements are included in this annual report beginning on page F‑1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2019, our internal control over financial reporting was effective.

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

Omitted pursuant to General Instruction I of Form 10‑K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I of Form 10‑K.

Item 14.  Principal Accounting Fees and Services

For the years ended December 31, 2019 and 2018, Ernst & Young LLP, the member firms of Ernst & Young and their respective affiliates (collectively, the “Ernst & Young Entities”) were appointed to serve as our independent registered public accounting firm.

We incurred the following fees for professional services performed by the Ernst & Young Entities for the years ended December 31, 2019 and 2018, respectively:

	2019	2018
Audit fees	$780,500	$784,400
Audit-related fees	575,100	569,120
Total	$1,355,600	$1,353,520

“Audit Fees” are the aggregate fees billed for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. “Audit‑related fees” are fees charged for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” This category is comprised of fees for agreed‑upon procedure engagements and other attestation services subject to regulatory and funding requirements. There were no fees billed for professional services in connection with tax compliance, tax advice, tax planning or other fees not included above for the years ended December 31, 2019 and 2018.

Audit Committee’s Pre‑Approval Policies and Procedures

As a wholly‑owned subsidiary of CNHI, audit and non‑audit services provided by our independent registered public accounting firm are subject to CNHI’s Audit Committee pre‑approval policies and procedures. During the year ended December 31, 2019, all audit and non‑audit services provided by our independent registered public accounting firm were pre‑approved in accordance with such policies and procedures.

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

4.1

Indenture, dated as of September 11, 2015, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Previously filed as Exhibit 4.9 to the registration statement on Form F-3 of the registrant (File No. 333 206891-03) and incorporated herein by reference).

4.2

Officers’ Certificate, dated as of November 6, 2015, (including Form of 4.375% Note due 2020 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8‑K of the registrant on November 6, 2015 (File No. 000‑55510) and incorporated herein by reference).

4.3

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

4.6

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

10.2	Fourth Amended and Restated Wholesale and Parts CNHi Capital Financing Agreement, dated December 31, 2017, by and between CNH Industrial America LLC and CNH Industrial Capital America LLC.

Exhibit	Description
10.3	Second Amended and Restated Wholesale and Parts CNHi Capital Financing Agreement, dated December 31, 2017, by and between CNH Industrial Canada Ltd. and CNH Industrial Capital Canada Ltd.
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
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Balance Sheets as of December 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Changes in Stockholder’s Equity for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC

Date: March 3, 2020	By:	/s/ Carlo Alberto Sisto
		Name:	Carlo Alberto Sisto
		Title:	Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlo Alberto Sisto	Chairman, President and Director	March 3, 2020
Carlo Alberto Sisto	(Principal Executive Officer)

/s/ Douglas MacLeod	Chief Financial Officer and Assistant Treasurer	March 3, 2020
Douglas MacLeod	(Principal Financial Officer and Principal Accounting Officer)

/s/ Leandro Lecheta	Director	March 3, 2020
Leandro Lecheta

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

PAGE
Report of Independent Registered Public Accounting Firm	F‑2
Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017	F‑3
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017	F‑4
Consolidated Balance Sheets as of December 31, 2019 and 2018	F‑5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	F‑7
Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended December 31, 2019, 2018 and 2017	F‑8
Notes to Consolidated Financial Statements	F‑9
Schedules Omitted

The following schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements:

I, II, III, IV and V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of CNH Industrial Capital LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNH Industrial Capital LLC and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

March 3, 2020

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(Dollars in thousands)

	2019	2018	2017
REVENUES
Interest income on retail notes and finance leases	$218,454	$201,269	$201,533
Interest income on wholesale notes	67,773	66,899	65,721
Interest and other income from affiliates	345,789	345,933	398,258
Rental income on operating leases	243,044	241,582	251,609
Other income	25,829	22,671	21,811
Total revenues	900,889	878,354	938,932
EXPENSES
Interest expense:
Interest expense to third parties	333,147	317,747	311,128
Interest expense to affiliates	14,126	7,533	11,442
Total interest expense	347,273	325,280	322,570
Administrative and operating expenses:
Fees charged by affiliates	46,601	47,475	46,431
Provision for credit losses	35,703	31,699	40,898
Depreciation of equipment on operating leases	229,652	231,805	280,765
Other expenses	48,446	43,778	44,827
Total administrative and operating expenses	360,402	354,757	412,921
Total expenses	707,675	680,037	735,491
INCOME BEFORE TAXES	193,214	198,317	203,441
Income tax provision	44,211	41,472	(47,048)
NET INCOME	$149,003	$156,845	$250,489

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(Dollars in thousands)

	2019	2018	2017
NET INCOME	$149,003	$156,845	$250,489
Other comprehensive income (loss):
Foreign currency translation adjustment	21,593	(48,009)	40,868
Pension liability adjustment	2,850	665	499
Change in derivative financial instruments	(1,243)	508	2,606
Total other comprehensive income (loss)	23,200	(46,836)	43,973
COMPREHENSIVE INCOME	$172,203	$110,009	$294,462

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

(Dollars in thousands)

	2019	2018
ASSETS
Cash and cash equivalents	$174,966	$160,328
Restricted cash and cash equivalents	629,278	639,543
Receivables, less allowance for credit losses of $72,751 and $74,412, respectively	9,835,274	9,950,926
Affiliated accounts and notes receivable	64,307	43,389
Equipment on operating leases, net	1,783,283	1,724,217
Equipment held for sale	170,218	209,991
Goodwill	109,629	108,399
Other intangible assets, net	12,195	10,182
Other assets	74,937	84,937
TOTAL	$12,854,087	$12,931,912
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,790,172	$4,324,292
Accounts payable and other accrued liabilities	807,437	715,778
Affiliated debt	213,856	276,271
Long-term debt	5,779,581	6,259,839
Total liabilities	11,591,046	11,576,180
Commitments and contingent liabilities (Note 13)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,749	843,643
Accumulated other comprehensive loss	(124,396)	(146,999)
Retained earnings	543,688	659,088
Total stockholder’s equity	1,263,041	1,355,732
TOTAL	$12,854,087	$12,931,912

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF DECEMBER 31, 2019 AND 2018

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

	2019	2018
Restricted cash and cash equivalents	$629,278	$639,543
Receivables, less allowance for credit losses of $48,413 and $54,124, respectively	6,748,621	6,687,828
TOTAL	$7,377,899	$7,327,371

Short-term debt (including current maturities of long-term debt)	$3,274,216	$3,241,347
Long-term debt	3,495,022	3,442,286
TOTAL	$6,769,238	$6,683,633

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(Dollars in thousands)

	2019	2018	2017 (*)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$149,003	$156,845	$250,489
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	229,653	231,812	280,789
Amortization of intangibles	1,790	2,114	2,112
Provision for credit losses	35,703	31,699	40,898
Deferred income tax expense (benefit)	38,421	28,254	(80,910)
Changes in components of working capital:
Change in affiliated accounts and notes receivables	(19,665)	29,203	92,400
Change in other assets and equipment held for sale	(5,456)	(50,798)	9,074
Change in accounts payable and other accrued liabilities	53,235	(66,248)	15,601
Net cash from (used in) operating activities	482,684	362,881	610,453
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(11,380,427)	(11,802,561)	(10,914,579)
Collections of receivables	11,551,430	12,072,940	11,405,857
Purchase of equipment on operating leases	(715,686)	(680,266)	(635,819)
Proceeds from disposal of equipment on operating leases	501,550	468,257	435,878
Change in property, equipment and software, net	(3,819)	(5,427)	(1,614)
Net cash from (used in) investing activities	(46,952)	52,943	289,723
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	1,509,528	1,138,573	1,186,763
Payment of affiliated debt	(1,571,943)	(1,292,749)	(898,230)
Proceeds from issuance of long-term debt	3,191,270	3,240,771	3,740,616
Payment of long-term debt	(3,409,576)	(3,630,702)	(4,955,232)
Change in short-term borrowings, net	114,362	182,596	309,373
Dividends paid to CNH Industrial America LLC	(265,000)	(130,000)	(285,000)
Net cash from (used in) financing activities	(431,359)	(491,511)	(901,710)
INCREAES (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4,373	(75,687)	(1,534)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of year	799,871	875,558	877,092
End of year	$804,244	$799,871	$875,558
CASH PAID DURING THE YEAR FOR INTEREST	$337,199	$316,675	$322,469
CASH PAID (RECEIVED) DURING THE YEAR FOR TAXES	$(41,129)	$47,577	$47,726

Notes:

(*)2017 figures have been recast following the retrospective adoption on January 1, 2018 of ASU 2016-18.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(Dollars in thousands)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2017	$—	$844,100	$(144,136)	$666,754	$1,366,718
Net income	—	—	—	250,489	250,489
Dividends paid to CNH Industrial America LLC	—	—	—	(285,000)	(285,000)
Foreign currency translation adjustment	—	—	40,868	—	40,868
Stock compensation	—	(541)	—	—	(541)
Pension liability adjustment, net of tax	—	—	499	—	499
Change in derivative financial instruments, net of tax	—	—	2,606	—	2,606
BALANCE - December 31, 2017	$—	$843,559	$(100,163)	$632,243	$1,375,639
Net income	—	—	—	156,845	156,845
Dividends paid to CNH Industrial America LLC	—	—	—	(130,000)	(130,000)
Foreign currency translation adjustment	—	—	(48,009)	—	(48,009)
Stock compensation	—	84	—	—	84
Pension liability adjustment, net of tax	—	—	665	—	665
Change in derivative financial instruments, net of tax	—	—	508	—	508
BALANCE - December 31, 2018	$—	$843,643	$(146,999)	$659,088	$1,355,732
Net income	—	—	—	149,003	149,003
Dividends paid to CNH Industrial America LLC	—	—	—	(265,000)	(265,000)
Foreign currency translation adjustment	—	—	21,593	—	21,593
Stock compensation	—	106	—	—	106
Reclassification of certain tax effects	—	—	(597)	597	—
Pension liability adjustment, net of tax	—	—	2,850	—	2,850
Change in derivative financial instruments, net of tax	—	—	(1,243)	—	(1,243)
BALANCE - December 31, 2019	$—	$843,749	$(124,396)	$543,688	$1,263,041

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

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite useful life and is reviewed for impairment at least annually. During 2019 and 2018, the Company performed its annual impairment review as of December 31, and concluded that there was no impairment in either year. Other intangible assets consist of software and are being amortized on a straight‑line basis over five years.

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

Derivatives

The Company’s policy is to enter into derivative transactions to manage exposures that arise in the normal course of business and not for trading or speculative purposes. The Company records derivative financial instruments in the consolidated balance sheets as either an asset or liability measured at fair value. The fair value of the Company’s interest rate derivatives is based on discounting expected cash flows, using market interest rates, over the remaining term of the instrument. The fair value of the Company’s foreign exchange derivatives is based on quoted market exchange rates, adjusted for the respective interest rate differentials (premiums or discounts). Changes in the fair value of derivative financial instruments are recognized in current income unless specific hedge accounting criteria

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

are met. For derivative financial instruments designated to hedge exposure to changes in the fair value of a recognized asset or liability, the gain or loss is recognized in income in the period of change together with the offsetting loss or gain on the related hedged item. For derivative financial instruments designated to hedge exposure to variable cash flows of a forecasted transaction, the gain or loss is initially reported in accumulated other comprehensive income and is subsequently reclassified into income when the forecasted transaction affects income. For derivative financial instruments that are not designated as hedges but held as economic hedges, the gain or loss is recognized immediately in income.

The Company formally documents the hedging relationship to the hedged item and its risk management strategy for all derivative financial instruments designated as hedges. This includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities contained in the consolidated balance sheets and linking cash flow hedges to specific forecasted transactions or variability of cash flow. The Company assesses the effectiveness of its hedging instruments both at inception and on an ongoing basis. If a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer probable of occurring, or the derivative is terminated, the hedge accounting described above is discontinued and the derivative is marked to fair value and recorded in income through the remainder of its term.

New Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes ASC 840, Leases (“ASC 840”) Subsequently, the FASB has issued additional ASUs, which further clarified this guidance. The ASU’s most prominent change is the requirement for lessees to recognize leased assets and liabilities classified as operating leases under the previous standard. The ASU did not significantly change the lessee’s recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. ASU 2016-02 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASU 2016-02 on January 1, 2019, using the modified retrospective approach, without recasting prior periods. The adoption of this standard did not have a material impact on its consolidated financial statements.

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes ASC 326, Financial Instruments – Credit Losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”), which supersedes existing ASU 2016-13. The ASU introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Additional disclosures about significant estimates and credit quality are also required. ASU 2018-19 is effective for annual periods beginning after December 15, 2019. The Company will adopt the new standard effective January 1, 2020, using the modified retrospective approach which requires the Company to recognize a cumulative-effect adjustment to the opening balance of “Retained earnings” in the period of adoption, without recasting prior periods. The Company estimates the adoption of this standard will impact equity by approximately $20 million to $30 million at January 1, 2020.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2021. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

In December 2019, the FASB issued ASU No. 2019‑12, Simplifying the Accounting for Income Taxes (“ASU 2019‑12”). This ASU eliminates certain exceptions to the general principles in ASC 740, Income Taxes. Specifically, it eliminates the exception to (1) the incremental approach for intraperiod tax allocation when there is a loss from continuing operations, and income or a gain from other items; (2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019‑12 will be effective for the annual periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which made targeted changes to standards on credit losses, hedging, and recognizing and measuring financial instruments to clarify them and address implementation issues. The amendments clarify the scope of the credit losses standard and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. On recognizing and measuring financial instruments, the amendments address the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. The Company will adopt the amendments related to ASU 2016-13, ASU 2017-12 and ASU 2016-01 at January 1, 2020. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) includes net income plus other comprehensive income, which includes foreign currency translation gains and losses, certain changes in pension plans and changes in fair value of certain derivatives designated as cash flow hedges.

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the year ended December 31, 2019:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(146,726)	$(4,070)	$3,025	$(147,771)
Tax asset	—	1,573	(801)	772
Beginning balance, net of tax	(146,726)	(2,497)	2,224	(146,999)
Other comprehensive income (loss) before reclassifications	21,593	3,408	(1,002)	23,999
Amounts reclassified from accumulated other comprehensive income (loss)	—	360	(689)	(329)
Tax effects	—	(918)	448	(470)
Net current-period other comprehensive income (loss)	21,593	2,850	(1,243)	23,200
Reclassification of certain tax effects	—	(597)	—	(597)
Total	$(125,133)	$(244)	$981	$(124,396)

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

The reclassifications out of AOCI and the location on the consolidated statements of income for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018	Affected Line Item
Amortization of defined benefit pension items:
	$(360)	$(463)	Various line items individually insignificant
	(360)	(463)	Income before taxes
	88	114	Income tax benefit
	$(272)	$(349)	Net of tax
Unrealized losses on derivatives:
	$689	$34	Interest expense to third parties
	689	34	Income before taxes
	(182)	(9)	Income tax benefit
	$507	$25	Net of tax

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of December 31, 2019 and 2018 is as follows:

	2019	2018
Retail	$656,518	$753,388
Wholesale	813,454	747,191
Finance lease	79,848	63,936
Restricted receivables	8,358,205	8,460,823
Gross receivables	9,908,025	10,025,338
Less: Allowance for credit losses	(72,751)	(74,412)
Total receivables, net	$9,835,274	$9,950,926

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

Wholesale receivables arise primarily from the financing of the sale of goods to dealers and distributors by CNH Industrial North America, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have interest-free periods of up to twelve months and stated original maturities of up to twenty‑four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. During the interest‑free period, the Company is compensated by CNH Industrial North America based on market interest rates. After the expiration of any interest‑free period, interest is charged to dealers on outstanding balances until the Company receives payment in full. The interest‑free periods are determined based on the type of equipment sold and the time of year of the sale. Interest rates are set based on market factors and the prime rate or LIBOR. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH Industrial North America may be obligated to repurchase the dealer’s equipment upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2019, 2018 or 2017 relating to the termination of dealer contracts.

Wholesale factoring receivables represent short-term receivables purchased from Iveco Argentina.

Maturities of receivables as of December 31, 2019, are as follows:

2020	$5,550,653
2021	1,510,133
2022	1,229,810
2023	904,638
2024 and thereafter	712,791
Total receivables	$9,908,025

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of December 31, 2019 and 2018:

	2019	2018
Retail	$5,531,885	$5,623,730
Wholesale	2,826,320	2,837,093
Total restricted receivables	$8,358,205	$8,460,823

Retail Receivables Securitizations

Within the U.S. retail receivables securitization programs, qualifying retail receivables are sold to bankruptcy‑remote SPEs. In turn, these SPEs either establish separate trusts to which the receivables are transferred in exchange for proceeds from asset‑backed securities issued by the trusts, or pledge the receivables as collateral in exchange for proceeds from a committed asset-backed facility. In Canada, the receivables are transferred directly to the trusts. These trusts were determined to be VIEs. In its role as servicer, the Company has the power to direct the trusts’ activities. Through its retained interests, the Company has an obligation to absorb certain losses, or the right to receive certain benefits, that could potentially be significant to the trusts. Consequently, the Company has consolidated these retail trusts.

During the years ended December 31, 2019 and 2018, the Company executed $2,800,356 and $2,250,399, respectively, in term retail asset‑backed transactions in the U.S. and Canada. The securities in these transactions are backed by agricultural and construction equipment retail receivable contracts originated through CNH Industrial North America’s dealer network. As of December 31, 2019 and 2018, $5,173,413 and $4,808,679, respectively, of asset‑backed securities issued to investors were outstanding with weighted average remaining maturities of 33 months and 30 months, respectively. The Company believes that it is probable that it will continue to regularly utilize the term ABS markets.

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

The Company also has $1,584,779 in committed asset‑backed facilities through which it may sell on a monthly basis retail receivables generated in the United States and Canada. The Company has utilized these facilities in the past to fund the origination of receivables and has later repurchased and resold the receivables in the term ABS markets or found alternative financing for the receivables. The U.S. and Canadian facilities had an original funding term of two years and are renewable in September 2021 and December 2021, respectively. To the extent these facilities are not renewed, they will be repaid according to the amortization of the underlying receivables.

Wholesale Receivables Securitizations

With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities which are bankruptcy‑remote SPEs. As of December 31, 2019, debt issued through the U.S. master trust facility consists of two short-term facilities renewable at the discretion of the investors: $670,000 and $300,000.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The Canadian master trust facility consists of a C$585,750 ($450,768) facility renewable December 2021 at the discretion of the investor.

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

Allowance for credit losses activity for the year ended December 31, 2019 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$66,944	$7,468	$74,412
Charge-offs	(35,535)	(5,102)	(40,637)
Recoveries	3,046	16	3,062
Provision	30,115	5,588	35,703
Foreign currency translation and other	180	31	211
Ending balance	$64,750	$8,001	$72,751
Ending balance: individually evaluated for impairment	$20,468	$3,173	$23,641
Ending balance: collectively evaluated for impairment	$44,282	$4,828	$49,110
Receivables:
Ending balance	$6,268,251	$3,639,774	$9,908,025
Ending balance: individually evaluated for impairment	$40,354	$29,448	$69,802
Ending balance: collectively evaluated for impairment	$6,227,897	$3,610,326	$9,838,223

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

Platinum — Customers from whom the Company expects minimal, if any, loss or collection effort.

Gold, Silver, Bronze — Customers defined as those with the potential for loss and collection effort.

A breakdown of the retail portfolio by the customer’s risk grade at the time of origination as of December 31, 2019 and 2018 is as follows:

	2019	2018
Titanium	$3,132,847	$3,367,239
Platinum	1,935,709	1,942,784
Gold	1,017,145	943,816
Silver	146,484	152,338
Bronze	36,066	34,877
Total	$6,268,251	$6,441,054

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

A breakdown of the wholesale portfolio by its credit quality indicators as of December 31, 2019 and 2018 is as follows:

	2019	2018
A	$1,416,584	$1,582,179
B	1,366,725	1,292,331
C	618,684	527,735
D	237,781	182,039
Total	$3,639,774	$3,584,284

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

The aging of receivables as of December 31, 2019 and 2018 is as follows:

	2019
							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$19,781	$5,896	$29,192	$54,869	$5,001,400	$5,056,269	$7,356
Canada	$4,470	$1,063	$4,703	$10,236	$1,201,746	$1,211,982	$1,167
Wholesale
United States	$2,081	$42	$551	$2,674	$2,887,599	$2,890,273	$189
Canada	$57	$370	$571	$998	$748,503	$749,501	$4
Total
Retail	$24,251	$6,959	$33,895	$65,105	$6,203,146	$6,268,251	$8,523
Wholesale	$2,138	$412	$1,122	$3,672	$3,636,102	$3,639,774	$193

	2018
							Recorded
							Investment
			Greater				> 90 Days
	31 – 60 Days	61 – 90 Days	Than	Total		Total	and
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Retail
United States	$19,318	$6,372	$24,772	$50,462	$5,239,777	$5,290,239	$4,573
Canada	$1,398	$510	$2,326	$4,234	$1,146,581	$1,150,815	$911
Wholesale
United States	$484	$10	$1,368	$1,862	$2,788,655	$2,790,517	$387
Canada	$3	$—	$436	$439	$793,328	$793,767	$1
Total
Retail	$20,716	$6,882	$27,098	$54,696	$6,386,358	$6,441,054	$5,484
Wholesale	$487	$10	$1,804	$2,301	$3,581,983	$3,584,284	$388

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Impaired receivables are receivables for which the Company has determined it will not collect all the principal and interest payments as per the terms of the contract. As of December 31, 2019 and 2018, the Company’s recorded investment in impaired receivables individually evaluated for impairment and the related unpaid principal balances, allowances and average recorded investment (based on a thirteen-month average) are as follows:

	2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$39,280	$37,300	$19,784	$40,215
Canada	$1,074	$1,046	$684	$904
Wholesale
United States	$29,448	$29,211	$3,173	$36,760
Total
Retail	$40,354	$38,346	$20,468	$41,119
Wholesale	$29,448	$29,211	$3,173	$36,760

	2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Retail
United States	$30,959	$29,783	$15,347	$32,787
Canada	$189	$180	$454	$248
Wholesale
United States	$24,513	$22,985	$4,825	$27,269
Total
Retail	$31,148	$29,963	$15,801	$33,035
Wholesale	$24,513	$22,985	$4,825	$27,269

As of December 31, 2019 and 2018, the Company’s impaired receivables individually evaluated for impairment without an allowance were immaterial. Interest income recognized on impaired receivables for the years ended December 31, 2019 and 2018 was immaterial.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 120 days delinquent, whichever occurs first. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of December 31, 2019 and 2018 are as follows:

	2019			2018
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$33,463	$29,211	$62,674	$27,069	$22,985	$50,054
Canada	$3,749	$—	$3,749	$1,428	$—	$1,428

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

As of December 31, 2019, the Company had 279 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre‑modification value of these contracts was $10,049 and the post‑modification value was $9,110. Additionally, the Company had 323 accounts with a balance of $14,850 undergoing bankruptcy proceedings where a concession has not yet been determined. As of December 31, 2018, the Company had 254 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre‑modification value of these contracts was $8,118 and the post‑modification value was $7,272. Additionally, the Company had 371 accounts with a balance of $17,129 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by the court based on available assets, subsequent re‑defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the Company’s wholesale TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases as of December 31, 2019 and 2018 is as follows:

	2019	2018
Equipment on operating leases	$2,109,682	$2,052,822
Accumulated depreciation	(326,399)	(328,605)
Total equipment on operating leases, net	$1,783,283	$1,724,217

Depreciation expense totaled $229,652, $231,805 and $280,765 for the years ended December 31, 2019, 2018 and 2017, respectively.

Lease payments owed to the Company for equipment under non‑cancelable operating leases (excluding deferred operating lease subsidy of $119,222) as of December 31, 2019 are as follows:

2020	$196,629
2021	145,212
2022	61,045
2023	20,534
2024 and thereafter	4,150
Total lease payments	$427,570

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Balance, beginning of year	$108,399	$110,588
Foreign currency translation adjustment	1,230	(2,189)
Balance, end of year	$109,629	$108,399

Goodwill is tested for impairment at least annually. During 2019, 2018 and 2017, the Company performed its annual impairment review as of December 31 and concluded that there were no impairments in any year.

As of December 31, 2019 and 2018, the Company’s intangible asset and related accumulated amortization for its software is as follows:

	2019	2018
Software	$34,427	$30,625
Accumulated amortization	(22,232)	(20,443)
Total software, net	$12,195	$10,182

The Company recorded amortization expense of $1,790, $2,114 and $2,112 during 2019, 2018 and 2017, respectively.

Based on the current amount of software subject to amortization, the estimated annual amortization expense for each of the succeeding five years is as follows: $1,204 in 2020; $639 in 2021; $364 in 2022; $178 in 2023; and $55 in 2024.

NOTE 7: OTHER ASSETS

The components of other assets as of December 31, 2019 and 2018 are as follows:

	2019	2018
Derivative assets	$39,172	$16,665
Deferred tax assets	12,820	14,955
Tax receivables	—	39,174
Other current assets	22,945	14,143
Total other assets	$74,937	$84,937

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: CREDIT FACILITIES AND DEBT

The following table summarizes the Company’s debt and credit facilities, borrowings thereunder and availability at December 31, 2019:

				Current
				Maturities of
		Total	Short-Term	Long-Term	Long-Term
	Maturity (1)	Facility/Debt	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2021	$1,200,000	$—	$47,658	$210,928	$941,414
Retail - Canada	Dec 2021	384,779	—	39,212	196,262	149,305
Wholesale VFN - U.S.	Various	970,000	970,000	—	—	—
Wholesale VFN - Canada	Dec 2021	450,768	440,933	—	—	9,835
		3,005,547	1,410,933	86,870	407,190	1,100,554
Secured Debt
Amortizing retail term ABS - N.A.	Various	4,879,718	—	1,776,413	3,103,305	—
Other ABS financing - N.A.	Various	293,695	—	33,200	260,495	—
Unamortized issuance costs		(15,504)	—	—	(15,504)	—
		5,157,909	—	1,809,613	3,348,296	—
Unsecured Credit Lines and Facilities
Credit lines	Various	150,000	150,000	—	—	—
Revolving credit facilities	Various	846,344	—	346,301	100,043	400,000
Unamortized issuance costs		(1,591)	—	—	(1,591)	—
		994,753	150,000	346,301	98,452	400,000
Unsecured Debt
Commercial paper	Various	389,300	389,300	—	—	—
Notes	Various	2,500,000	—	600,000	1,900,000	—
Hedging effects, discounts and unamortized issuance costs		22,798	(2,282)	(563)	25,643	—
		2,912,098	387,018	599,437	1,925,643	—
Total credit facilities and debt		$12,070,307	$1,947,951	$2,842,221	$5,779,581	$1,500,554

(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

A summary of the minimum annual repayments of long‑term debt as of December 31, 2019, for 2021 and thereafter is as follows:

2021	$2,706,457
2022	1,658,327
2023	640,627
2024	741,060
2025 and thereafter	33,110
Total	$5,779,581

The following table summarizes the Company’s credit facilities, borrowings thereunder and availability at December 31, 2018:

				Current
				Maturities of
		Total	Short-Term	Long-Term	Long-Term
	Maturity (1)	Facility/Debt	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2020	$1,200,000	$—	$139,556	$474,294	$586,150
Retail - Canada	Dec 2020	366,870	—	18,095	27,861	320,914
Wholesale VFN - U.S.	Various	800,000	800,000	—	—	—
Wholesale VFN - Canada	Dec 2020	429,788	429,788	—	—	—
		2,796,658	1,229,788	157,651	502,155	907,064
Secured Debt
Amortizing retail term ABS - N.A.	Various	4,808,679	—	1,853,908	2,954,771	—
Unamortized issuance costs		(14,779)	—	—	(14,779)	—
		4,793,900	—	1,853,908	2,939,992	—
Unsecured Credit Lines and Facilities
Credit lines	Various	195,386	195,386	—	—	—
Revolving credit facilities	Various	825,569	—	—	330,183	495,386
		1,020,955	195,386	—	330,183	495,386
Unsecured Debt
Commercial paper	Various	389,000	389,000	—	—	—
Notes	Various	3,000,000	—	500,000	2,500,000	—
Hedging effects, discounts and unamortized issuance costs		(13,932)	(1,108)	(333)	(12,491)	—
		3,375,068	387,892	499,667	2,487,509	—
Total credit facilities and debt		$11,986,581	$1,813,066	$2,511,226	$6,259,839	$1,402,450

(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Committed Asset‑Backed Facilities

The Company has access to committed asset‑backed facilities with several banks through which it may sell its receivables. The Company utilizes retail facilities to fund the origination of retail receivables and has exercised the option to periodically repurchase receivables and resell them in the term ABS markets (shown as “Amortizing retail term ABS - N.A.”) or found alternative financing for the receivables. Under these facilities, the maximum amount of proceeds that can be accessed at one time is $1,584,779. In addition, if the receivables sold are not repurchased by the Company, the related debt is paid only as the underlying receivables are collected. Such receivables have maturities not exceeding seven years. The Company believes it is probable that a majority of these receivables will be repurchased and resold in the ABS markets. Borrowings against these facilities accrue interest based on prevailing money market rates, plus an applicable margin.

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

Unsecured Credit Line, Facilities and Debt

As of December 31, 2019, the Company had a fully-drawn uncommitted credit line totaling $150,000, which matured in January 2020.

Committed unsecured facilities with banks as of December 31, 2019 totaled $846,344. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of December 31, 2019, the Company had $446,344 outstanding under these credit facilities. Included in the remaining available credit commitments is $389,300 maintained primarily to provide backup liquidity for commercial paper borrowings.

Our outstanding commercial paper totaled $389,300 as of December 31, 2019.

As of December 31, 2019, the Company’s outstanding unsecured senior notes were as follows:

4.375% notes, due 2020	$600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
4.200% notes, due 2024	500,000
Hedging, discounts and unamortized issuance costs	25,080
Total	$2,525,080

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

Interest Rates

The weighted‑average interest rate on total short‑term debt outstanding at December 31, 2019 and 2018 was 2.4% and 3.0%, respectively. The weighted‑average interest rate on total long‑term debt (including current maturities of long‑term debt) at December 31, 2019 and 2018 was 3.1% for both years. The average rate is calculated using the actual rates at December 31, 2019 and 2018, weighted by the amount of outstanding borrowings of each debt instrument.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The sources of income before taxes for the years ended December 31, 2019, 2018, and 2017 are as follows, with foreign defined as any income earned outside the United States:

	2019	2018	2017
Domestic	$134,971	$120,375	$121,729
Foreign	58,243	77,942	81,712
Income before taxes	$193,214	$198,317	$203,441

The provision for income taxes for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Current income tax expense (benefit):
Domestic	$(4,445)	$(11,719)	$16,151
Foreign	10,235	24,937	17,711
Total current income tax expense	5,790	13,218	33,862
Deferred income tax expense (benefit):
Domestic	35,125	34,304	(83,647)
Foreign	3,296	(6,050)	2,737
Total deferred income tax expense	38,421	28,254	(80,910)
Total tax provision	$44,211	$41,472	$(47,048)

A reconciliation of CNH’s statutory and effective income tax rate for the years ended December 31, 2019, 2018, and 2017 is as follows:

	2019	2018	2017
Tax provision at statutory rate	21.0%	21.0%	35.0%
State taxes	4.4	1.8	5.9
Foreign taxes	(1.8)	(3.4)	(8.5)
Tax contingencies	0.1	2.5	—
Withholding taxes and credits	—	1.5	—
Tax credits and incentives	(0.7)	(0.9)	(0.6)
Tax rate and legislative changes	—	(1.4)	(54.5)
Other	(0.1)	(0.2)	(0.4)
Total tax provision effective rate	22.9%	20.9%	(23.1)%

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The components of the Company’s net deferred tax liability as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Pension, postretirement and post-employment benefits	$1,964	$1,918
Marketing and sales incentive programs	56,569	53,259
Allowance for credit losses	17,242	17,534
Other accrued liabilities	14,501	7,825
Tax loss and tax credit carry forwards	10,693	4,314
Total deferred tax assets	$100,969	$84,850
Deferred tax liability:
Equipment on operating lease	$374,386	$320,070
Deferred tax liability, net (1)	$(273,417)	$(235,220)

(1)

In the accompanying consolidated balance sheets, the US net deferred tax position in 2019 and 2018 is included in “Accounts payable and other accrued liabilities” while the Canadian net deferred tax position in 2019 and 2018 is included in “Other assets”.

Deferred taxes are provided to reflect timing differences between the financial and tax basis of assets and liabilities and tax carryforwards using currently enacted tax rates and laws. Management believes it is more likely than not the benefit of the deferred tax assets will be realized.

A reconciliation of the gross amounts of tax contingencies at the beginning and end of the year is as follows:

	2019	2018	2017
Balance, beginning of year	$4,274	$—	$—
Additions based on tax positions related to the current year	—	4,274	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance, end of year	$4,274	$4,274	$—

The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $4,274.

The Company recognizes interest and penalties accrued related to tax contingencies in income tax expense. During the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $280, $686 and $0, respectively, in interest and penalties. The Company had approximately $966, $686 and $0 for the expected future payment of interest and penalties accrued at December 31, 2019, 2018 and 2017, respectively.

The Company has open tax years from 2012 to 2019.  The Company does not believe the resolution of any outstanding tax examinations will have a material adverse effect on the Company’s financial position or its results of operations. On December 22, 2017, the U.S. enacted the U.S. Tax Act which included, among other things, a reduction in the corporate tax rate from 35% to 21% and a tax on deemed repatriation of the undistributed earnings of foreign subsidiaries. As a result, in the fourth quarter of 2017, the Company recorded an estimated net tax benefit of $111,000, which included the revaluation of its net deferred tax liability and the tax charge on the deemed repatriation. In the fourth quarter of 2018, the Company filed its 2017 U.S. corporate income tax return and subsequently booked an additional benefit of $2,739 to reflect the final increment of corporate tax reform, thus resulting in an overall benefit of $113,739. In addition, amongst other items, the U.S. Tax Act enacted a tax upon global intangible low tax income (the “GILTI tax”). The Company has made a policy election to account for the GILTI tax as a current period cost, rather than under the deferred tax method.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

At December 31, 2019, there are no material deferred tax liabilities on undistributed earnings of subsidiaries outside of the U.S.

NOTE 10: FINANCIAL INSTRUMENTS

The Company may elect to measure financial instruments and certain other items at fair value. This fair value option would be applied on an instrument‑by‑instrument basis with changes in fair value reported in earnings. The election can be made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once made. The Company has not elected the fair value measurement option for eligible items.

Fair‑Value Hierarchy

The hierarchy of valuation techniques for financial instruments is based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair‑value hierarchy:

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model‑derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

Determination of Fair Value

When available, the Company uses quoted market prices to determine fair value and classifies such items in Level 1. In some cases where a market price is not available, the Company will use observable market‑based inputs to calculate fair value, in which case the items are classified in Level 2.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed‑rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of December 31, 2019, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 50 months. As of December 31, 2019, the after‑tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $475.

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset‑backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the years ended December 31, 2019, 2018 and 2017.

All of the Company’s interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $3,004,709 and $2,960,191 at December 31, 2019 and 2018, respectively. The thirteen‑month average notional amounts as of December 31, 2019 and 2018 were $2,967,321 and $2,947,318, respectively.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of December 31, 2019 and 2018 in the consolidated balance sheets are recorded as follows:

	2019	2018
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$38,732	$15,422
Accounts payable and other accrued liabilities:
Interest rate derivatives	$1,243	$8,107
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$440	$1,157
Foreign exchange contracts	—	86
Total	$440	$1,243
Accounts payable and other accrued liabilities:
Interest rate derivatives	$440	$1,157
Foreign exchange contracts	800	—
Total	$1,240	$1,157

Pre‑tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the years ended December 31, 2019, 2018 and 2017 are recorded in the following accounts:

	2019	2018	2017
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$(1,002)	$726	$2,797
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	689	34	(749)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$3,098	$(12,355)	$1,155

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and 2018, all of which are measured as Level 2:

	2019	2018
Assets
Interest rate derivatives	$39,172	$16,579
Foreign exchange contracts	—	86
Total assets	$39,172	$16,665
Liabilities
Interest rate derivatives	$1,683	$9,264
Foreign exchange contracts	800	—
Total liabilities	$2,483	$9,264

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

Certain equipment held for sale measured at fair value on a nonrecurring basis was $109,088 and $156,463 as of December 31, 2019 and 2018, respectively. The fair market value of these assets was based on an internal valuation methodology, which used industry guide book values adjusted for recent remarketing history and was classified as Level 3 under the fair value hierarchy. For the years ended December 31, 2019, 2018 and 2017, the Company recorded impairment losses on equipment held for sale of $2,010, $2,894 and $5,646, respectively. In addition, the Company recorded net losses on the sale of the equipment held of $14,504, $11,018 and $9,784 for the years ended December 31, 2019, 2018 and 2017, respectively. Both the impairment losses and the losses on the sale of equipment held were included in “Other expenses” in the accompanying consolidated statements of income.

Fair Value of Other Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, floating-rate affiliated accounts and notes receivable, floating‑rate short‑term debt, interest payable and short‑term affiliated debt was assumed to approximate its fair value. Under the fair value hierarchy, cash and cash equivalents and restricted cash and cash equivalents are classified as Level 1 and the remainder of the financial instruments listed is classified as Level 2.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of December 31, 2019 and 2018 are as follows:

	2019		2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$9,835,274	$9,870,076	$9,950,926	$9,589,920
Long-term debt	$5,779,581	$5,830,157	$6,259,839	$6,149,778

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 11: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	2019	2018	2017
Revenues
United States	$725,529	$693,191	$756,210
Canada	184,279	192,645	187,107
Eliminations	(8,919)	(7,482)	(4,385)
Total	$900,889	$878,354	$938,932
Interest expense
United States	$290,861	$276,956	$279,542
Canada	65,331	55,806	47,413
Eliminations	(8,919)	(7,482)	(4,385)
Total	$347,273	$325,280	$322,570
Net income
United States	$104,291	$97,790	$189,225
Canada	44,712	59,055	61,264
Total	$149,003	$156,845	$250,489
Depreciation and amortization
United States	$187,964	$191,347	$238,037
Canada	43,479	42,579	44,864
Total	$231,443	$233,926	$282,901
Expenditures for equipment on operating leases
United States	$575,269	$533,706	$507,349
Canada	140,417	146,560	128,470
Total	$715,686	$680,266	$635,819
Provision for credit losses
United States	$32,201	$28,932	$40,516
Canada	3,502	2,767	382
Total	$35,703	$31,699	$40,898

	2019	2018	2017
Total assets
United States	$10,439,737	$10,482,805	$10,738,403
Canada	2,566,635	2,511,839	2,838,754
Eliminations	(152,285)	(62,732)	(65,079)
Total	$12,854,087	$12,931,912	$13,512,078
Managed receivables
United States	$7,946,542	$8,080,756	$8,265,090
Canada	1,961,483	1,944,582	2,235,651
Total	$9,908,025	$10,025,338	$10,500,741

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income at December 31, 2019, 2018, and 2017 is as follows:

	2019	2018	2017
Subsidy from CNH Industrial North America
Retail	$160,361	$149,363	$157,496
Wholesale	122,582	123,615	166,426
Operating lease	60,221	60,841	68,987
Income from Iveco Argentina
Wholesale factoring	2,187	10,881	5,199
Income from affiliated receivables
CNH Industrial North America	—	1,096	—
Other affiliates	438	137	150
Total interest and other income from affiliates	$345,789	$345,933	$398,258

Interest expense to affiliates was $14,126, $7,533 and $11,442, respectively, for the years ended December 31, 2019, 2018 and 2017. Fees charged by affiliates were $46,601 and $47,475 and $46,431 for the years ended December 31, 2019, 2018 and 2017, respectively, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

As of December 31, 2019 and 2018, the Company had various accounts and notes receivable and debt with the following affiliates:

	2019			2018
	Rate	Maturity	Amount	Rate	Maturity	Amount
Affiliated receivables
CNH Industrial America	0%	—	$24,832	0%	—	$24,724
CNH Industrial Canada Ltd.	0%	—	26,931	0%	—	6,233
Other affiliates	0%	—	12,544	0%	—	12,432
Total affiliated receivables			$64,307			$43,389
Affiliated debt
CNH Industrial America	1.76%	2020	$213,856	2.50%	2019	$99,455
CNH Industrial Canada Ltd.	—	—	—	3.80%	2019	176,816
Total affiliated debt			$213,856			$276,271

Included in “Other Assets” in the accompanying balance sheet were tax receivables due from related parties of $39,174 as of December 31, 2018. Accounts payable and other accrued liabilities, including tax payables, of $20,527 and $4,740, respectively, as of December 31, 2019 and 2018, were payable to related parties.

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

Guarantees

The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $45,000. The guarantees are in effect for the term of the underlying funding facilities.

Commitments

The Company has various agreements to extend credit for the wholesale and dealer financing managed portfolio. At December 31, 2019, the total credit limit available was $6,036,391, of which $3,544,017 was utilized.

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit, which are 100%‑owned subsidiaries of CNH Industrial Capital LLC (the “Guarantor Entities”), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%‑owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of December 31, 2019 and 2018 and for the three years ended December 31, 2019. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Comprehensive Income for the
	Year Ended December 31, 2019
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$15,630	$202,824	$—	$218,454
Interest income on wholesale notes	—	(1,051)	68,824	—	67,773
Interest and other income from affiliates	50,877	204,027	202,931	(112,046)	345,789
Rental income on operating leases	—	189,019	54,025	—	243,044
Other income	—	89,768	2,331	(66,270)	25,829
Total revenues	50,877	497,393	530,935	(178,316)	900,889
EXPENSES
Interest expense:
Interest expense to third parties	163,358	(28,393)	198,182	—	333,147
Interest expense to affiliates	—	82,408	43,764	(112,046)	14,126
Total interest expense	163,358	54,015	241,946	(112,046)	347,273
Administrative and operating expenses:
Fees charged by affiliates	—	44,700	68,171	(66,270)	46,601
Provision for credit losses	—	14,492	21,211	—	35,703
Depreciation of equipment on operating leases	—	186,174	43,478	—	229,652
Other expenses	24	35,678	12,744	—	48,446
Total administrative and operating expenses	24	281,044	145,604	(66,270)	360,402
Total expenses	163,382	335,059	387,550	(178,316)	707,675
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(112,505)	162,334	143,385	—	193,214
Income tax provision (benefit)	(27,470)	38,305	33,376	—	44,211
Equity in income of consolidated subsidiaries accounted for under the equity method	234,038	110,009	—	(344,047)	—
NET INCOME	$149,003	$234,038	$110,009	$(344,047)	$149,003
COMPREHENSIVE INCOME	$172,203	$257,238	$126,963	$(384,201)	$172,203

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Balance Sheets as of December 31, 2019
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$121,200	$53,766	$—	$174,966
Restricted cash and cash equivalents	—	—	629,278	—	629,278
Receivables, less allowance for credit losses	—	1,512,786	8,322,488	—	9,835,274
Affiliated accounts and notes receivable	1,549,666	2,257,928	2,553,665	(6,296,952)	64,307
Equipment on operating leases, net	—	1,394,706	388,577	—	1,783,283
Equipment held for sale	—	154,050	16,168	—	170,218
Investments in consolidated subsidiaries accounted for under the equity method	3,053,394	2,565,785	—	(5,619,179)	—
Goodwill and intangible assets, net	—	93,767	28,057	—	121,824
Other assets	4,236	58,048	16,209	(3,556)	74,937
TOTAL	$4,607,296	$8,158,270	$12,008,208	$(11,919,687)	$12,854,087
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$1,136,455	$33,200	$3,620,517	$—	$4,790,172
Accounts payable and other accrued liabilities	283,748	3,449,690	1,261,411	(4,187,412)	807,437
Affiliated debt	—	1,361,490	965,462	(2,113,096)	213,856
Long-term debt	1,924,052	260,496	3,595,033	—	5,779,581
Total liabilities	3,344,255	5,104,876	9,442,423	(6,300,508)	11,591,046
Stockholder’s equity	1,263,041	3,053,394	2,565,785	(5,619,179)	1,263,041
TOTAL	$4,607,296	$8,158,270	$12,008,208	$(11,919,687)	$12,854,087

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Cash Flows for the
	Year Ended December 31, 2019
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$679,561	$614,888	$(112,906)	$(698,859)	$482,684
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(9,177,042)	(9,593,836)	7,390,451	(11,380,427)
Collections of receivables	—	9,122,287	9,819,438	(7,390,295)	11,551,430
Purchase of equipment on operating leases, net	—	(166,891)	(47,245)	—	(214,136)
Change in property and equipment and software, net	—	(3,819)	—	—	(3,819)
Net cash from (used in) investing activities	—	(225,465)	178,357	156	(46,952)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(680,436)	(80,682)	698,703	(62,415)
Net change in indebtedness	(414,561)	293,705	16,912	—	(103,944)
Dividends paid to CNH Industrial America LLC	(265,000)	—	—	—	(265,000)
Net cash from (used in) financing activities	(679,561)	(386,731)	(63,770)	698,703	(431,359)
INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	2,692	1,681	—	4,373
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	—	118,508	681,363	—	799,871
End of year	$—	$121,200	$683,044	$—	$804,244

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Cash Flows for the Year Ended December 31, 2017
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$564,252	$838,812	$130,049	$(922,660)	$610,453
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(8,276,424)	(9,446,211)	6,808,056	(10,914,579)
Collections of receivables	—	8,316,852	9,897,291	(6,808,286)	11,405,857
Purchase of equipment on operating leases, net	—	(136,711)	(63,230)	—	(199,941)
Change in property and equipment and software, net	—	(1,614)	—	—	(1,614)
Net cash from (used in) investing activities	—	(97,897)	387,850	(230)	289,723
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(683,231)	48,874	922,890	288,533
Net change in indebtedness	(279,252)	(48,999)	(576,992)	—	(905,243)
Dividends paid to CNH Industrial America LLC	(285,000)	—	—	—	(285,000)
Net cash from (used in) financing activities	(564,252)	(732,230)	(528,118)	922,890	(901,710)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	8,685	(10,219)	—	(1,534)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	—	151,654	725,438	—	877,092
End of year	$—	$160,339	$715,219	$—	$875,558

NOTE 15: SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

	For the Year Ended December 31, 2019
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$222,069	$229,112	$224,356	$225,352	$900,889
Interest expense	88,381	85,247	88,779	84,866	347,273
Administrative and operating expenses	82,697	94,183	86,091	97,431	360,402
Income tax provision	11,780	11,898	12,965	7,568	44,211
Net income	$39,211	$37,784	$36,521	$35,487	$149,003

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