Form 10-Q
period 2020-03-31
CNH Industrial Capital LLC
filed 2020-05-08
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

As of March 31, 2020, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

*This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10‑Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
REVENUES
Interest income on retail notes and finance leases	$47,531	$55,468
Interest income on wholesale notes	15,572	16,742
Interest and other income from affiliates	85,443	84,253
Rental income on operating leases	62,085	60,641
Other income	5,186	4,965
Total revenues	215,817	222,069
EXPENSES
Interest expense:
Interest expense to third parties	76,877	85,216
Interest expense to affiliates	1,811	3,165
Total interest expense	78,688	88,381
Administrative and operating expenses:
Fees charged by affiliates	12,148	12,381
Provision for credit losses	14,478	6,969
Depreciation of equipment on operating leases	58,290	60,920
Other expenses	6,708	2,427
Total administrative and operating expenses	91,624	82,697
Total expenses	170,312	171,078
INCOME BEFORE TAXES	45,505	50,991
Income tax provision	10,428	11,780
NET INCOME	$35,077	$39,211

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
NET INCOME	$35,077	$39,211
Other comprehensive income (loss):
Foreign currency translation adjustment	(44,269)	8,690
Pension liability adjustment	(6)	88
Change in derivative financial instruments	(7,756)	(1,950)
Total other comprehensive income (loss)	(52,031)	6,828
COMPREHENSIVE INCOME	$(16,954)	$46,039

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$106,633	$174,966
Restricted cash and cash equivalents	556,394	629,278
Receivables, less allowance for credit losses of $105,230 and $72,751, respectively	9,400,708	9,835,274
Affiliated accounts and notes receivable	16,259	64,307
Equipment on operating leases, net	1,742,711	1,783,283
Equipment held for sale	139,360	170,218
Goodwill	107,293	109,629
Other intangible assets, net	11,948	12,195
Other assets	104,967	74,937
TOTAL	$12,186,273	$12,854,087
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,181,974	$4,790,172
Accounts payable and other accrued liabilities	886,706	807,437
Affiliated debt	261,044	213,856
Long-term debt	5,670,253	5,779,581
Total liabilities	10,999,977	11,591,046
Commitments and contingent liabilities (Note 11)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,748	843,749
Accumulated other comprehensive loss	(176,427)	(124,396)
Retained earnings	518,975	543,688
Total stockholder’s equity	1,186,296	1,263,041
TOTAL	$12,186,273	$12,854,087

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

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

	March 31,	December 31,
	2020	2019
Restricted cash and cash equivalents	$556,394	$629,278
Receivables, less allowance for credit losses of $68,281 and $48,413, respectively	6,161,504	6,748,621
TOTAL	$6,717,898	$7,377,899

Short-term debt (including current maturities of long-term debt)	$2,869,382	$3,274,216
Long-term debt	3,202,701	3,495,022
TOTAL	$6,072,083	$6,769,238

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Dollars in thousands)

(Unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,077	$39,211
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	58,290	60,920
Amortization of intangibles	401	502
Provision for credit losses	14,478	6,969
Deferred income tax expense	6,954	14,718
Changes in components of working capital:
Change in affiliated accounts and notes receivables	47,670	29,722
Change in other assets and equipment held for sale	(38,720)	28,332
Change in accounts payable and other accrued liabilities	43,486	85,424
Net cash from (used in) operating activities	167,636	265,798
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(2,318,986)	(2,487,845)
Collections of receivables	2,570,326	2,532,871
Purchase of equipment on operating leases	(135,185)	(175,509)
Proceeds from disposal of equipment on operating leases	122,809	79,914
Change in property, equipment and software, net	(155)	(1,521)
Net cash from (used in) investing activities	238,809	(52,090)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	347,861	299,438
Payment of affiliated debt	(300,673)	(264,683)
Proceeds from issuance of long-term debt	200,000	786,040
Payment of long-term debt	(370,401)	(989,422)
Change in short-term borrowings, net	(384,449)	(188,317)
Dividends paid to CNH Industrial America LLC	(40,000)	—
Net cash from (used in) financing activities	(547,662)	(356,944)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(141,217)	(143,236)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	804,244	799,871
End of period	$663,027	$656,635
CASH PAID DURING THE PERIOD FOR INTEREST	$57,499	$74,319
CASH PAID (RECEIVED) DURING THE PERIOD FOR TAXES	$144	$(36,543)

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2019	$—	$843,643	$(146,999)	$659,088	$1,355,732
Net income	—	—	—	39,211	39,211
Dividend paid to CNH Industrial America LLC	—	—	—	—	—
Foreign currency translation adjustment	—	—	8,690	—	8,690
Stock compensation	—	164	—	—	164
Reclassification of stranded tax effects	—	—	(597)	597	—
Pension liability adjustment, net of tax	—	—	88	—	88
Change in derivative financial instruments, net of tax	—	—	(1,950)	—	(1,950)
BALANCE - March 31, 2019	$—	$843,807	$(140,768)	$698,896	$1,401,935

BALANCE - January 1, 2020 as previously reported	$—	$843,749	$(124,396)	$543,688	$1,263,041
Adoption of ASC 326	—	—	—	(19,790)	(19,790)
BALANCE - January 1, 2020 as recast	$—	$843,749	$(124,396)	$523,898	$1,243,251
Net income	—	—	—	35,077	35,077
Dividends paid to CNH Industrial America LLC	—	—	—	(40,000)	(40,000)
Foreign currency translation adjustment	—	—	(44,269)	—	(44,269)
Stock compensation	—	(1)	—	—	(1)
Pension liability adjustment, net of tax	—	—	(6)	—	(6)
Change in derivative financial instruments, net of tax	—	—	(7,756)	—	(7,756)
BALANCE - March 31, 2020	$—	$843,748	$(176,427)	$518,975	$1,186,296

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

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which should be read in conjunction with the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019. Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, which is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

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

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Significant estimates in these consolidated financial statements include the allowance for credit losses and residual values of equipment on operating leases. Due to the speed with which the Novel Coronavirus (“COVID‑19”) situation is developing, actual results could differ materially from the estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with the allowance for credit losses, the determination of end-of-lease market values for equipment on operating leases, goodwill and income taxes. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Adopted in 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which established ASC 326, Financial Instruments – Credit Losses (“ASC 326”). In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”), which superseded existing ASU 2016-13. The ASU introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Additional disclosures about significant estimates and credit quality were also required. The Company adopted ASU 2018-19 on January 1, 2020, using the modified retrospective approach. The impact to the consolidated balance sheet on January 1, 2020 was an increase to the allowance for credit losses of $26 million and an increase to deferred tax assets of $6 million, with the offset to retained earnings, net of tax, of $20 million. See “Note 4: Receivables” for the Company’s updated accounting policy on Allowance for Credit Losses.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amended ASC 820, Fair Value Measurement. This ASU modified the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The removed and modified disclosures were adopted on a retrospective basis and the new disclosures were adopted on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (“ASU 2018-15”), which expanded the guidance set forth in ASU 2015‑05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2018-15 aligned the requirements for capitalization of implementation costs in a cloud computing service contract with those requirements for capitalization of implementation costs incurred for an internal-use software license. The Company adopted ASU 2018-15 on January 1, 2020. The adoption of this standard did not have a material impact on its consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”), which expanded the application of a specific private company alternative related to VIEs and changed the guidance for determining whether a decision-making fee is a variable interest. Under the new guidance, to determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis, rather than in their entirety. The Company adopted ASU 2018-17 on January 1, 2020. The adoption of this standard did not have a material impact on its consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), which made targeted changes to standards on credit losses, hedging, and recognizing and measuring financial instruments, to clarify them and address implementation issues. The amendments clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. On recognizing and measuring financial instruments, the amendments addressed the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. The Company adopted ASU 2019-04 on January 1, 2020. The adoption of this standard did not have a material impact on its consolidated financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This ASU eliminates certain exceptions to the general principles in ASC 740, Income Taxes. Specifically, it eliminates the exception to (1) the incremental approach for intraperiod tax allocation where there is a loss from continuing operations, and income or a gain from other items; (2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 will be effective for the annual periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) includes net income plus other comprehensive income, which includes foreign currency translation gains and losses, certain changes in pension plans and changes in fair value of certain derivatives designated as cash flow hedges.

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended March 31, 2020:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(125,133)	$(302)	$1,335	$(124,100)
Tax asset	—	58	(354)	(296)
Beginning balance, net of tax	(125,133)	(244)	981	(124,396)
Other comprehensive income (loss) before reclassifications	(44,269)	(59)	(10,389)	(54,717)
Amounts reclassified from accumulated other comprehensive income (loss)	—	52	(163)	(111)
Tax effects	—	1	2,796	2,797
Net current-period other comprehensive income (loss)	(44,269)	(6)	(7,756)	(52,031)
Total	$(169,402)	$(250)	$(6,775)	$(176,427)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended March 31, 2019:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(146,726)	$(4,070)	$3,025	$(147,771)
Tax asset	—	1,573	(801)	772
Beginning balance, net of tax	(146,726)	(2,497)	2,224	(146,999)
Other comprehensive income (loss) before reclassifications	8,690	(111)	(2,411)	6,168
Amounts reclassified from accumulated other comprehensive income (loss)	—	228	(242)	(14)
Tax effects	—	(29)	703	674
Net current-period other comprehensive income (loss)	8,690	88	(1,950)	6,828
Reclassification of certain tax effects	—	(597)	—	(597)
Total	$(138,036)	$(3,006)	$274	$(140,768)

The reclassifications out of AOCI and the location on the consolidated statements of income for the three months ended March 31, 2020 and 2019 are as follows:

	2020	2019	Affected Line Item
Amortization of defined benefit pension items:
	$(52)	$(228)	Various line items individually insignificant
	(52)	(228)	Income before taxes
	7	56	Income tax effects
	$(45)	$(172)	Net of tax
Unrealized losses on derivatives:
	$163	$242	Interest expense to third parties
	163	242	Income before taxes
	(43)	(64)	Income tax effects
	$120	$178	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of March 31, 2020 and December 31, 2019 is as follows:

	March 31,	December 31,
	2020	2019
Retail	$712,720	$656,518
Wholesale	781,550	813,454
Finance lease	76,244	79,848
Restricted receivables	7,935,424	8,358,205
Gross receivables	9,505,938	9,908,025
Less: Allowance for credit losses	(105,230)	(72,751)
Total receivables, net	$9,400,708	$9,835,274

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Retail	$5,178,576	$5,531,885
Wholesale	2,756,848	2,826,320
Total restricted receivables	$7,935,424	$8,358,205

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

Allowance for Credit Losses

The allowance for credit losses is the Company’s estimate of the lifetime expected credit losses inherent in the receivables owned by the Company. Retail receivables include retail and other notes and finance lease products offered for retail purchases of new and used equipment sold through CNH Industrial North America’s dealer network. Wholesale receivables include financing of the sale of goods to dealers and distributors by CNH Industrial North America, and to a lesser extent, the financing of dealer operations. Wholesale factoring receivables represent the short-term receivables purchased from Iveco Argentina S.A. Typically, the Company’s receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk.

Retail receivables that share the same risk characteristics such as, collateralization levels, geography, product type and other relevant factors are reviewed on a collective basis using measurement models and management judgment. The allowance for retail credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward looking macroeconomic factors, such as GDP and Net Farm Income. The forward-looking macroeconomic factors are updated quarterly. In addition, qualitative factors that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

Wholesale receivables that share the same risk characteristics such as, collateralization levels, term, geography and other relevant factors are reviewed on a collective basis using measurement models and management judgment. The allowance for wholesale credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward looking macroeconomic factors, such as industry sales volumes. The forward-looking macroeconomic factors are updated quarterly. In addition, qualitative factors that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

Wholesale and retail receivables that do not have similar risk characteristics are individually reviewed based on, among other items, amounts outstanding, days past due and prior collection history. Expected credit losses are measured by considering: the probability-weighted estimates of cash flows and collateral value; the time value of money; current conditions and forecasts of future economic conditions. Expected credit losses are measured as the probability-weighted present value of all cash shortfalls (including the value of the collateral, if appropriate) over the expected life of each financial asset. Charge offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is estimated that amounts due are deemed uncollectible.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended March 31, 2020 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$64,750	$8,001	$72,751
Adoption of ASC 326	25,877	—	25,877
Beginning balance, as recast	$90,627	$8,001	$98,628
Charge-offs	(7,837)	(179)	(8,016)
Recoveries	727	3	730
Provision	13,821	657	14,478
Foreign currency translation and other	(503)	(87)	(590)
Ending balance	$96,835	$8,395	$105,230
Receivables:
Ending balance	$5,967,540	$3,538,398	$9,505,938

At March 31, 2020, the allowance for credit losses was increased by a change in the Company’s forward-looking macroeconomic factors and qualitative factors for the Company’s estimates of the impact from COVID‑19 pandemic. As this situation has rapidly evolved and is fluid, there is significant subjectivity in the Company’s assessment. The Company continues to monitor the situation and will update the macroeconomic factors and qualitative factors in future periods, as warranted.

Allowance for credit losses activity for the three months ended March 31, 2019 is as follows:

			Wholesale
	Retail	Wholesale	Factoring	Total
Allowance for credit losses:
Beginning balance	$66,944	$7,468	$—	$74,412
Charge-offs	(7,377)	(2,165)	—	(9,542)
Recoveries	307	6	—	313
Provision	5,696	1,217	56	6,969
Foreign currency translation and other	67	9	—	76
Ending balance	$65,637	$6,535	$56	$72,228
Receivables:
Ending balance	$6,311,968	$3,623,173	$79,099	$10,014,240

Allowance for credit losses activity for the year ended December 31, 2019 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$66,944	$7,468	$74,412
Charge-offs	(35,535)	(5,102)	(40,637)
Recoveries	3,046	16	3,062
Provision	30,115	5,588	35,703
Foreign currency translation and other	180	31	211
Ending balance	$64,750	$8,001	$72,751
Receivables:
Ending balance	$6,268,251	$3,639,774	$9,908,025

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The Company assesses and monitors the credit quality of its receivables based on past due information. Receivables are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Delinquency is reported on receivables greater than 30 days past due. As the terms for retail receivables are greater than one year, the past due information is presented by year of origination.

The aging of receivables as of March 31, 2020 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Retail
United States
2020	$287	$—	$—	$287	$427,080	$427,367
2019	3,763	963	4,221	8,947	1,793,229	1,802,176
2018	3,867	2,316	4,885	11,068	1,232,609	1,243,677
2017	5,759	1,885	4,740	12,384	716,835	729,219
2016	3,004	1,227	6,645	10,876	415,776	426,652
2015	1,492	754	3,082	5,328	190,064	195,392
Prior to 2015	378	391	3,832	4,601	55,747	60,348
Total	$18,550	$7,536	$27,405	$53,491	$4,831,340	$4,884,831
Canada
2020	$—	$—	$—	$—	$86,563	$86,563
2019	605	2,064	1,082	3,751	437,448	441,199
2018	467	451	1,268	2,186	287,791	289,977
2017	480	31	1,403	1,914	143,702	145,616
2016	325	72	609	1,006	76,605	77,611
2015	123	127	391	641	33,742	34,383
Prior to 2015	59	—	79	138	7,222	7,360
Total	$2,059	$2,745	$4,832	$9,636	$1,073,073	$1,082,709
Wholesale
United States	$315	$234	$302	$851	$2,872,781	$2,873,632
Canada	$51	$25	$326	$402	$664,364	$664,766
Total
Retail	$20,609	$10,281	$32,237	$63,127	$5,904,413	$5,967,540
Wholesale	$366	$259	$628	$1,253	$3,537,145	$3,538,398

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables as of December 31, 2019 is as follows:

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

Included in the receivables balance is accrued interest of $57,004. The Company does not include accrued interest in its allowance for credit losses. Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days delinquent, whichever occurs first. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three months ended March 31, 2020. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020			December 31, 2019
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$38,969	$27,279	$66,248	$33,463	$29,211	$62,674
Canada	$4,832	$—	$4,832	$3,749	$—	$3,749

As of March 31, 2020 and December 31, 2019, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three months ended March 31, 2020 and 2019 was immaterial.

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

As of March 31, 2020, the Company had 289 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $8,947 and the post-modification value was $7,968. Additionally, the Company had 334 accounts with a balance of $16,909 undergoing bankruptcy proceedings where a concession has not yet been determined. As of March 31, 2019, the Company had 264 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $9,211 and the post-modification value was $8,304. Additionally, the Company had 365 accounts with a balance of $16,950 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended March 31, 2020 and 2019.

As of March 31, 2020 and 2019, the Company’s wholesale TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $116,928) as of March 31, 2020 are as follows:

2020	$141,194
2021	156,647
2022	73,805
2023	24,466
2024 and thereafter	6,730
Total lease payments	$402,842

NOTE 6: CREDIT FACILITIES AND DEBT

As of March 31, 2020, the Company had a fully-drawn uncommitted credit line totaling $150,000, which matured in April 2020.

Committed unsecured facilities with banks as of March 31, 2020 totaled $806,895. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of March 31, 2020, the Company had $606,895 outstanding under these credit facilities. Included in the remaining available credit commitments is $190,000 maintained primarily to provide backup liquidity for commercial paper borrowings.

The Company’s outstanding commercial paper totaled $190,000 as of March 31, 2020.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended March 31, 2020 and 2019 were 22.9% and 23.1%, respectively.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of March 31, 2020, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 48 months. As of March 31, 2020, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $(442).

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three months ended March 31, 2020 and 2019.

All of the Company’s interest rate derivatives as of March 31, 2020 and December 31, 2019 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $2,951,336 and $3,004,709 at March 31, 2020 and December 31, 2019, respectively. The four-month average notional amounts for the three months ended March 31, 2020 and 2019 were $2,981,170 and $3,050,779, respectively.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of March 31, 2020 and December 31, 2019 in the consolidated balance sheets are recorded as follows:

	March 31,	December 31,
	2020	2019
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$65,876	$38,732
Accounts payable and other accrued liabilities:
Interest rate derivatives	$9,414	$1,243
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$959	$440
Foreign exchange contracts	1,417	—
Total	$2,376	$440
Accounts payable and other accrued liabilities:
Interest rate derivatives	$959	$440
Foreign exchange contracts	617	800
Total	$1,576	$1,240

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three months ended March 31, 2020 and 2019 are recorded in the following accounts:

	2020	2019
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$(10,389)	$(2,411)
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	163	242
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$(5,251)	$(269)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, all of which are measured as Level 2:

	March 31,	December 31,
	2020	2019
Assets
Interest rate derivatives	$66,835	$39,172
Foreign exchange contracts	1,417	—
Total assets	$68,252	$39,172
Liabilities
Interest rate derivatives	$10,373	$1,683
Foreign exchange contracts	617	800
Total liabilities	$10,990	$2,483

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$9,400,708	$9,458,304	$9,835,274	$9,870,076
Long-term debt	$5,670,253	$5,699,411	$5,779,581	$5,830,157

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended
	March 31,
	2020	2019
Revenues
United States	$173,641	$177,779
Canada	43,741	45,605
Eliminations	(1,565)	(1,315)
Total	$215,817	$222,069
Interest expense
United States	$65,766	$73,436
Canada	14,487	16,260
Eliminations	(1,565)	(1,315)
Total	$78,688	$88,381
Net income
United States	$26,103	$28,768
Canada	8,974	10,443
Total	$35,077	$39,211
Depreciation and amortization
United States	$47,859	$50,391
Canada	10,832	11,031
Total	$58,691	$61,422
Expenditures for equipment on operating leases
United States	$113,622	$145,781
Canada	21,563	29,728
Total	$135,185	$175,509
Provision for credit losses
United States	$11,299	$5,696
Canada	3,179	1,273
Total	$14,478	$6,969

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	March 31,	December 31,
	2020	2019
Total assets
United States	$10,051,186	$10,439,737
Canada	2,275,720	2,566,635
Eliminations	(140,633)	(152,285)
Total	$12,186,273	$12,854,087
Managed receivables
United States	$7,758,463	$7,946,542
Canada	1,747,475	1,961,483
Total	$9,505,938	$9,908,025

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three months ended March 31, 2020 and 2019 is as follows:

	2020	2019
Subsidy from CNH Industrial North America
Retail	$41,140	$39,196
Wholesale	28,976	30,010
Operating lease	15,179	15,006
Income from affiliated receivables
Other affiliates	148	41
Total interest and other income from affiliates	$85,443	$84,253

Interest expense to affiliates was $1,811 and $3,165, respectively, for the three months ended March 31, 2020 and 2019. Fees charged by affiliates were $12,148 and $12,381 for the three months ended March 31, 2020 and 2019, respectively, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of March 31, 2020 and December 31, 2019, the Company had various accounts and notes receivable and debt with the following affiliates:

	March 31,	December 31,
	2020	2019
Affiliated receivables
CNH Industrial America	$—	$24,832
CNH Industrial Canada Ltd.	3,899	26,931
Other affiliates	12,360	12,544
Total affiliated receivables	$16,259	$64,307
Affiliated debt
CNH Industrial America	$261,044	$213,856

Accounts payable and other accrued liabilities, including tax payables, of $87,038 and $20,527 were payable to related parties as of March 31, 2020 and December 31, 2019, respectively.

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

Commitments

The Company has various agreements, on an uncommitted basis, to extend credit for the wholesale and dealer financing managed portfolio. At March 31, 2020, the total credit limit available was $5,997,254, of which $3,467,748 was utilized.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 12: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the “Guarantor Entities”), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

	Condensed Statements of Comprehensive Income for the
	Three Months Ended March 31, 2020
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$(1,866)	$49,397	$—	$47,531
Interest income on wholesale notes	—	(245)	15,817	—	15,572
Interest and other income from affiliates	6,229	49,026	72,957	(42,769)	85,443
Rental income on operating leases	—	48,587	13,498	—	62,085
Other income	—	21,095	223	(16,132)	5,186
Total revenues	6,229	116,597	151,892	(58,901)	215,817
EXPENSES
Interest expense:
Interest expense to third parties	60,305	(29,020)	45,592	—	76,877
Interest expense to affiliates	—	36,313	8,267	(42,769)	1,811
Total interest expense	60,305	7,293	53,859	(42,769)	78,688
Administrative and operating expenses:
Fees charged by affiliates	—	11,423	16,857	(16,132)	12,148
Provision for credit losses	—	2,659	11,819	—	14,478
Depreciation of equipment on operating leases	—	47,457	10,833	—	58,290
Other expenses	6	4,053	2,649	—	6,708
Total administrative and operating expenses	6	65,592	42,158	(16,132)	91,624
Total expenses	60,311	72,885	96,017	(58,901)	170,312
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(54,082)	43,712	55,875	—	45,505
Income tax provision (benefit)	(13,205)	10,749	12,884	—	10,428
Equity in income of consolidated subsidiaries accounted for under the equity method	75,954	42,991	—	(118,945)	—
NET INCOME	$35,077	$75,954	$42,991	$(118,945)	$35,077
COMPREHENSIVE INCOME	$(16,954)	$23,923	$(1,515)	$(22,408)	$(16,954)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Balance Sheets as of March 31, 2020
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$73,432	$33,201	$—	$106,633
Restricted cash and cash equivalents	—	—	556,394	—	556,394
Receivables, less allowance for credit losses	—	1,505,172	7,895,536	—	9,400,708
Affiliated accounts and notes receivable	1,506,012	2,381,975	2,536,455	(6,408,183)	16,259
Equipment on operating leases, net	—	1,387,516	355,195	—	1,742,711
Equipment held for sale	—	122,397	16,963	—	139,360
Investments in consolidated subsidiaries accounted for under the equity method	3,057,525	2,549,912	—	(5,607,437)	—
Goodwill and intangible assets, net	—	93,521	25,720	—	119,241
Other assets	13,225	77,132	17,648	(3,038)	104,967
TOTAL	$4,576,762	$8,191,057	$11,437,112	$(12,018,658)	$12,186,273
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$940,257	$56,641	$3,185,076	$—	$4,181,974
Accounts payable and other accrued liabilities	297,029	3,487,672	1,436,252	(4,334,247)	886,706
Affiliated debt	—	1,366,042	971,976	(2,076,974)	261,044
Long-term debt	2,153,180	223,177	3,293,896	—	5,670,253
Total liabilities	3,390,466	5,133,532	8,887,200	(6,411,221)	10,999,977
Stockholder’s equity	1,186,296	3,057,525	2,549,912	(5,607,437)	1,186,296
TOTAL	$4,576,762	$8,191,057	$11,437,112	$(12,018,658)	$12,186,273

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Three Months Ended March 31, 2020
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$7,070	$(43,270)	$239,439	$(35,603)	$167,636
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(1,890,552)	(1,844,933)	1,416,499	(2,318,986)
Collections of receivables	—	1,896,024	2,091,319	(1,417,017)	2,570,326
Purchase of equipment on operating leases, net	—	(489)	(11,887)	—	(12,376)
Change in property and equipment and software, net	—	(155)	—	—	(155)
Net cash from (used in) investing activities	—	4,828	234,499	(518)	238,809
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	4,552	6,515	36,121	47,188
Net change in indebtedness	32,930	(13,878)	(573,902)	—	(554,850)
Dividends paid to CNH Industrial America LLC	(40,000)	—	—	—	(40,000)
Net cash from (used in) financing activities	(7,070)	(9,326)	(567,387)	36,121	(547,662)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(47,768)	(93,449)	—	(141,217)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	—	121,200	683,044	—	804,244
End of period	$—	$73,432	$589,595	$—	$663,027

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

NOTE 13: SUBSEQUENT EVENTS

On April 15, 2020, the Company extended the maturity date of the C$300,000 ($212,628) committed unsecured facility to June 2021.

On April 23, 2020, the Company, through a trust, issued C$475,707 ($338,133) of amortizing asset-backed notes secured by Canadian retail receivables.

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

Trends and Economic Conditions

As previously disclosed, we face risks related to outbreaks of infectious diseases, including the ongoing Novel Coronavirus (“COVID‑19”) pandemic. The challenges posed by the COVID‑19 pandemic on the economy increased significantly as the first quarter progressed. The impact of economic uncertainty caused by COVID‑19 led to an increase in our allowance for credit losses. COVID‑19 has caused disruption and volatility in the capital markets and an economic slowdown. In response to COVID‑19, national and local governments have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The duration of these measures is unknown and may be extended and additional measures may be imposed.

With respect to liquidity, we took several actions to bolster our financial condition and to reduce costs while supporting business operations through the COVID‑19 pandemic. Some of these actions included limiting discretionary spending, temporarily furloughing employees, eliminating non-essential travel, delaying or reducing hiring activities and the agreement of the Company’s management team to reduce their compensation temporarily.

The extent of the impact of COVID‑19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.

The COVID‑19 pandemic has necessitated a careful balancing of our objective to minimize losses on existing retail receivables, with the needs of those customers hardest hit by the economic slowdown. Historically we have offered customers experiencing temporary financial hardship due to natural disasters and other calamities the ability to defer one or more payments. Those payments are then re-amortized later in the contract, generally within the original contract duration, and with some contemporaneous curtailment payment (each a “payment schedule change” or “PSC”). PSC approvals are based on our internal business rules, along with a risk-based analysis for each customer.

Similar to PSCs previously granted to victims of wildfires or hurricanes, we have granted PSCs to customers impacted by COVID‑19, particularly in the construction industry, where many businesses were prevented from operating due to a governmental “non-essential business” designation. We continue to review each request for a PSC on an individual basis and only grant those requests that are consistent with our business rules and which will in our judgment minimize losses to our portfolio over time. Though there has been a significant increase in PSC activity over prior periods, PSCs continue to represent a small portion of our portfolio.

	Three Months Ended March 31,		One Month Ended April 30,
	2020	2019	2020	2019
Number of retail receivables with PSCs granted	610	633	1,773	116
Retail receivables with PSCs granted	$48,281	$60,260	$92,615	$9,901
Percentage of retail receivables with PSCs granted	0.81%	0.95%	1.55%	0.16%

CNH Industrial has confirmed its intention to separate its “On-Highway” (commercial vehicles and powertrain) and “Off-Highway” (agriculture, construction and specialty vehicles) businesses while the original timeline for the implementation of the proposed separation will be extended as a consequence of the market conditions due to the COVID‑19 pandemic.

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended March 31, 2020, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $829 million and $170 million, respectively, representing decreases of 3.5% and 43.9% from the same period in 2019, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $35.1 million  for the three months ended March 31, 2020, compared to $39.2 million for the three months ended March 31, 2019. The decrease in net income was primarily due to a higher provision for credit losses and increased expenses related to the operating lease portfolio, partially offset by an increased net interest margin. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.7% at both March 31, 2020 and December 31, 2019 and 0.6% at March 31, 2019.

In addition to the impacts from COVID‑19 previously discussed, macroeconomic issues for us include the uncertainty of governmental actions with respect to monetary, fiscal and legislative policies, the global economic recovery, changes in demand and pricing for used equipment, capital market disruptions, trade agreements and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America’s and our results.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

Revenues for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	2020	2019	$ Change	% Change
Interest income on retail notes and finance leases	$47,531	$55,468	$(7,937)	(14.3)%
Interest income on wholesale notes	15,572	16,742	(1,170)	(7.0)
Interest and other income from affiliates	85,443	84,253	1,190	1.4
Rental income on operating leases	62,085	60,641	1,444	2.4
Other income	5,186	4,965	221	4.5
Total revenues	$215,817	$222,069	$(6,252)	(2.8)%

Revenues totaled $215.8 million for the three months ended March 31, 2020 compared to $222.1 million for the three months ended March 31, 2019. The quarter-over-quarter decrease was primarily driven by a lower average managed portfolio. The average yield for the managed portfolio was 7.4% and 7.5% for the three months ended March 31, 2020 and 2019, respectively.

Interest income on retail notes and finance leases for the three months ended March 31, 2020 was $47.5 million, representing a decrease of $7.9 million from the three months ended March 31, 2019. The decrease was primarily due to a $5.6 million unfavorable impact from lower interest rates and a $2.3 million unfavorable impact from lower average earning assets.

Interest income on wholesale notes for the three months ended March 31, 2020 was $15.6 million, representing a decrease of $1.2 million from the three months ended March 31, 2019. The decrease was primarily due to a $1.7 million unfavorable impact from lower interest rates, partially offset by a $0.5 million favorable impact from higher average earning assets.

Interest and other income from affiliates for the three months ended March 31, 2020 was $85.4 million compared to $84.3 million for the three months ended March 31, 2019. Compensation from CNH Industrial North America for retail low‑rate financing programs and interest waiver programs offered to customers was $41.1 million and $39.2 million for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily due to pricing and mix of programs. For the three months ended March 31, 2020, compensation from CNH Industrial North America for wholesale marketing programs was $29.0 million, a decrease of $1.0 million from the same period in 2019. The decrease was primarily due to lower CNH Industrial North America volumes. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $15.2 million and $15.0 million for the three months ended March 31, 2020 and 2019, respectively.

Rental income on operating leases for the three months ended March 31, 2020 was $62.1 million, representing an increase of $1.4 million from the same period in 2019. The increase was primarily due to a $1.8 million favorable impact from higher average earning assets, partially offset by a $0.4 million unfavorable impact from lower rates.

Other income for the three months ended March 31, 2020 was $5.2 million, representing an increase of $0.2 million from the three months ended March 31, 2019.

Expenses

Expenses for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	2020	2019	$ Change	% Change
Total interest expense	$78,688	$88,381	$(9,693)	(11.0)%
Fees charged by affiliates	12,148	12,381	(233)	(1.9)
Provision for credit losses	14,478	6,969	7,509	107.7
Depreciation of equipment on operating leases	58,290	60,920	(2,630)	(4.3)
Other expenses	6,708	2,427	4,281	176.4
Total expenses	$170,312	$171,078	$(766)	(0.4)%

Interest expense totaled $78.7 million for the three months ended March 31, 2020 compared to $88.4 million for the same period in 2019. The decrease was primarily due to a $7.8 million favorable impact from lower average interest rates and a $1.9 million favorable impact from lower average total debt. The average debt cost was 3.0% for the three months ended March 31, 2020 compared to 3.3% for the three months ended March 31, 2019.

The provision for credit losses was $14.5 million for the three months ended March 31, 2020 compared to $7.0 million for the same period in 2019. The increase in the provision for credit losses in 2020 was primarily due to the forward looking, expected credit loss model that was implemented on January 1, 2020. The forward looking model contains our initial estimates of the impact of COVID‑19.

Depreciation of equipment on operating leases decreased by $2.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to product mix.

Other expenses were $6.7 million for the three months ended March 31, 2020 compared to $2.4 million for the three months ended March 31, 2019. The increase was due to higher losses on equipment held for sale.

The effective tax rate for the three months ended March 31, 2020 was 22.9%, compared to 23.1% for the three months ended March 31, 2019.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	2020	2019	$ Change	% Change
Retail	$617,142	$653,308	$(36,166)	(5.5)%
Wholesale	1,701,844	1,755,438	(53,594)	(3.1)
Wholesale factoring	—	79,099	(79,099)	(100.0)
Equipment on operating leases	135,185	175,509	(40,324)	(23.0)
Total originations	$2,454,171	$2,663,354	$(209,183)	(7.9)%

The quarter-over quarter decrease in retail, wholesale and equipment on operating lease originations was primarily due to a decrease in unit sales of CNH Industrial North America equipment.

Total receivables and equipment on operating leases held as of March 31, 2020, December 31, 2019 and March 31, 2019 were as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2020	2019	2019
Retail	$5,967,540	$6,268,251	$6,311,968
Wholesale	3,538,398	3,639,774	3,623,173
Wholesale factoring	—	—	79,099
Equipment on operating leases	1,742,711	1,783,283	1,717,552
Total receivables and equipment on operating leases	$11,248,649	$11,691,308	$11,731,792

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 1.1% at March 31, 2020 and 1.0% at December 31, 2019 and March 31, 2019. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at March 31, 2020, December 31, 2019 or March 31, 2019. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $43.8 million, $37.2 million and $28.0 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively. Total wholesale receivables on nonaccrual status were $27.3 million, $29.2 million and $5.3 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

Total receivable charge‑off amounts and recoveries, by product, for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	2020	2019
Charge-offs:
Retail	$7,837	$7,377
Wholesale	179	2,165
Total charge-offs	8,016	9,542
Recoveries:
Retail	(727)	(307)
Wholesale	(3)	(6)
Total recoveries	(730)	(313)
Charge-offs, net of recoveries:
Retail	7,110	7,070
Wholesale	176	2,159
Total charge-offs, net of recoveries	$7,286	$9,229

Our allowance for credit losses on all receivables financed totaled $105.2 million at March 31, 2020, $72.8 million at December 31, 2019 and $72.2 million at March 31, 2019. The allowance for credit losses includes $26 million recorded at January 1, 2020 upon the adoption of ASC 326.

The allowance is subject to a quarterly evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, forward looking macroeconomic factors (in particular, those conditions directly affecting the profitability and financial strength of our customers), and collateral value. No single factor determines the adequacy of the allowance. Different assumptions or changes in forward looking economic assumptions would result in changes to the allowance for credit losses and the provision for credit losses. These qualitative factors are subjective and require a degree of management judgment.

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of March 31, 2020.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the three months ended March 31, 2020 and 2019, our cash flows were as follows (dollars in thousands):

	2020	2019
Cash flows from (used in):
Operating activities	$167,636	$265,798
Investing activities	238,809	(52,090)
Financing activities	(547,662)	(356,944)
Net cash increase (decrease)	$(141,217)	$(143,236)

Operating activities in the three months ended March 31, 2020 generated cash of $168 million, resulting primarily from net income of $35 million, adjusted by depreciation and amortization of $59 million, provision for credit losses of $14 million, and deferred tax expenses of $7 million and changes in working capital of $53 million. The decrease in cash provided by operating activities for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to $91 million related to changes in working capital, an $8 million change in deferred income tax adjustment, a $4 million decrease in net income and a $3 million decrease in depreciation and amortization, partially offset by a $8 million increase in provision for credit losses.

Investing activities in the three months ended March 31, 2020 generated cash of $239 million, resulting primarily from a net reduction in receivables of $251 million, partially offset by $12 million in net expenditures for equipment on operating leases. The increase in cash provided by investing activities for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to a $206 million decrease in net expenditures for receivables, an $83 million decrease in net expenditures for equipment on operating leases and a $2 million decrease in expenditures for property, equipment and software.

Financing activities in the three months ended March 31, 2020 used cash of $548 million, resulting primarily from net cash paid on short-term borrowings and long-term debt of $385 million and $170 million, respectively, and $40 million in dividends paid to CNH Industrial America, partially offset by net cash received on affiliated debt of $47 million. The increase in cash used in financing activities in the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to an increase in net cash paid on short-term borrowings of $196 million and higher dividends of $40 million paid to CNH Industrial America, partially offset by a decrease in net cash paid on long-term debt and affiliated debt of $33 million and $12 million, respectively.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost‑effective financing source and allows access to a wide investor base. CNH Industrial Capital had approximately $4.3 billion of public and private asset-backed securities outstanding in both the U.S. and Canada as of March 31, 2020. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset‑Backed Facilities

CNH Industrial Capital has committed asset‑backed facilities with several banks or through their commercial paper conduit programs. Committed asset‑backed facilities for the U.S. and Canada totaled $2.8 billion at March 31, 2020, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At March 31, 2020, approximately $0.7 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

As of March 31, 2020, we had a fully-drawn uncommitted credit line totaling $150 million, which matured in April 2020.

In addition, committed unsecured facilities with banks as of March 31, 2020 totaled $807 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of March 31, 2020, we had $607 million outstanding under these credit facilities. Included in the remaining available credit commitments is $190 million maintained primarily to provide backup liquidity for commercial paper borrowings.

Our outstanding commercial paper totaled $190 million as of March 31, 2020.

As of March 31, 2020, our unsecured senior notes were as follows (dollars in thousands):

4.375% notes, due 2020	$600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
4.200% notes, due 2024	500,000
Hedging, discounts and unamortized issuance costs	55,930
Total	$2,555,930

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

The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured debt securities by the rating agencies engaged by us are the same as those for CNHI. Those ratings as of March 31, 2020 were as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB	A-2	Stable
Fitch Ratings	BBB-	F3	Positive
Moody's Investors Service	Baa3	-	Stable

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third‑party financing options. We had affiliated debt of $261 million and $214 million as of March 31, 2020 and December 31, 2019, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity was $1.2 billion at March 31, 2020 and $1.3 billion at December 31, 2019. For the three months ended March 31, 2020, CNH Industrial Capital LLC paid cash dividends of $40 million to CNH Industrial America.

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

Other Data

	As of or for the
	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Total managed receivables	$9,505,938	$10,014,240
Operating lease equipment	1,742,711	1,717,552
Total managed portfolio	$11,248,649	$11,731,792
Delinquency (1)	0.68%	0.62%
Average managed receivables	$9,911,873	$9,976,003
Net credit loss (2)	0.36%	0.36%
Profitability: (3)
Return on average managed portfolio (4)	1.23%	1.35%
Asset Quality:
Allowance for credit losses/total receivables	1.11%	0.72%

(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Three months ended March 31, 2020 and 2019 annualized.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.

Cautionary Note Regarding Forward‑Looking Statements

This quarterly report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this filing, including statements regarding our future responses to and effects of the COVID‑19 pandemic; competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, capital expenditures, dividends, capital structure or other financial items; costs; and plans and objectives of management regarding operations, products and services, are forward-looking statements. These statements may include terminology such as “may,” “will,” “expect,” “could,” “should,” “intend,” “estimate,” “anticipate,” “believe,” “outlook,” “continue,” “remain,” “on track,” “design,” “target,” “objective,” “goal,” “forecast,” “projection,” “prospects,” “plan,” or similar terminology. Forward-looking statements are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize or other assumptions underlying any of the forward-looking statements prove to be incorrect, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: the many interrelated factors that affect customer confidence and demand for our financing products and services; the unknown duration and economic, operational and financial impacts of the COVID‑19 pandemic; general economic conditions; changes in government policies regarding banking, monetary and fiscal policies; legislation, particularly relating to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including protectionist trade policies such as higher tariffs, sanctions, import quotas, capital controls and new barriers to entry or consequent reactions by other governments against such policies; actions of competitors in the various industries in which CNH Industrial North America competes; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; a decline in the price of used equipment; political and civil unrest; volatility and deterioration of capital and financial markets; the duration and scope of the COVID‑19 pandemic and governmental, business and individuals’ response thereto; other similar risks and uncertainties and our success, and CNH Industrial North America’s success, in managing the risks involved in the foregoing.

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

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2019 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended March 31, 2020, except for the adoption of ASC 326, which impacted our allowance for credit losses. See Note 2: New Accounting Pronouncements to this Form 10‑Q.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10‑Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

The following risk should be considered in conjunction with the risks identified our most recent annual report on Form 10‑K (Part I, Item 1A). The risks described in the annual report on Form 10‑K and in the “Cautionary Note Regarding Forward Looking Statements” within this report are not the only risks faced by us. Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect our business, financial condition or operating results.

The COVID-19 pandemic could materially adversely affect our business, financial condition, results of operations and/or liquidity.

COVID‑19 was identified in China in late 2019 and has spread globally. The rapid spread of the virus has had a material, dramatic, and almost immediate impact on public health and the macroeconomy. The virus has resulted in weaker demand for CNH Industrial North America equipment and the implementation of numerous containment measures such as travel bans, mandated shutdowns, border closures and other restrictions on the free movement of people and goods. These factors have impacted our workforce and operations as we temporarily moved to remote working arrangements and furloughed some employees.

The COVID‑19 pandemic may materially adversely impact many of our customers and other third parties and may affect their ability to fulfill their obligations to us in a timely manner. Depending on the duration and extent of the COVID‑19 pandemic, the Company’s results of operations, financial condition and cash flows in 2020 may also be materially impacted by, among other things, difficulties in collecting financial receivables resulting in increased allowances for credit losses and a deterioration in the market value of used equipment resulting in further reserve requirements. The full extent of the COVID‑19 impact on our business, financial condition, results of operations, and/or liquidity, which could be material and adverse, will ultimately be determined by the duration of the COVID‑19 pandemic, the extent and duration of business disruptions and the overall impact on the economy. We cannot at this time reasonably estimate or quantify the magnitude of any resulting financial impact of the COVID‑19 pandemic due to the uncertainty of the situation.

Disruption caused by business responses to the COVID‑19 pandemic, including remote working arrangements, may create increased vulnerability to cybersecurity or data privacy incidents, including breaches of information technology and systems. Risks related to information technology and systems are described in our risk factor “A cybersecurity breach could interfere with our operations, compromise our confidential information, negatively impact our corporate reputation and expose us to liability” in our “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID‑19 pandemic has also caused and is likely to continue to cause volatility in the global capital markets, which could increase the cost of capital and could adversely impact access to capital. Risks related to negative economic conditions and the impact on our access to capital are described in our risk factor titled “If we are unable to obtain funding, in particular through the ABS market and committed asset‑backed facilities, at competitive rates, our ability to conduct our financing business may be severely impaired and our financial position, results of operations and cash flows may be materially and adversely affected” in our “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iii) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) Consolidated Statements of Changes in Stockholder’s Equity for the three months ended March 31, 2020 and 2019 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: May 8, 2020	By:	/s/ Carlo Alberto Sisto

		Name:	Carlo Alberto Sisto
		Title:	Chairman and President