Form 10-Q
period 2020-06-30
CNH Industrial Capital LLC
filed 2020-08-04
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes  ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes  ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧ Emerging growth company ◻	Smaller reporting company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ◻ Yes  ⌧ No

As of June 30, 2020, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUES
Interest income on retail notes and finance leases	$48,489	$57,112	$96,020	$112,580
Interest income on wholesale notes	13,569	16,993	29,141	33,735
Interest and other income from affiliates	82,069	88,992	167,512	173,245
Rental income on operating leases	62,109	60,492	124,194	121,133
Other income	7,468	5,523	12,654	10,488
Total revenues	213,704	229,112	429,521	451,181
EXPENSES
Interest expense:
Interest expense to third parties	67,739	84,989	144,616	170,205
Interest expense to affiliates	235	258	2,046	3,423
Total interest expense	67,974	85,247	146,662	173,628
Administrative and operating expenses:
Fees charged by affiliates	10,995	11,574	23,143	23,955
Provision for credit losses	20,659	13,097	35,137	20,066
Depreciation of equipment on operating leases	58,836	55,680	117,126	116,600
Other expenses	8,693	13,832	15,401	16,259
Total administrative and operating expenses	99,183	94,183	190,807	176,880
Total expenses	167,157	179,430	337,469	350,508
INCOME BEFORE TAXES	46,547	49,682	92,052	100,673
Income tax provision	10,556	11,898	20,984	23,678
NET INCOME	$35,991	$37,784	$71,068	$76,995

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NET INCOME	$35,991	$37,784	$71,068	$76,995
Other comprehensive income (loss):
Foreign currency translation adjustment	19,311	9,244	(24,958)	17,934
Pension liability adjustment	(49)	89	(55)	177
Change in derivative financial instruments	(790)	(1,061)	(8,546)	(3,011)
Total other comprehensive income (loss)	18,472	8,272	(33,559)	15,100
COMPREHENSIVE INCOME	$54,463	$46,056	$37,509	$92,095

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$156,848	$174,966
Restricted cash and cash equivalents	494,169	629,278
Receivables, less allowance for credit losses of $119,825 and $72,751, respectively	9,207,499	9,835,274
Affiliated accounts and notes receivable	197,724	64,307
Equipment on operating leases, net	1,761,261	1,783,283
Equipment held for sale	145,002	170,218
Goodwill	108,296	109,629
Other intangible assets, net	11,546	12,195
Other assets	103,211	74,937
TOTAL	$12,185,556	$12,854,087
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,787,452	$4,790,172
Accounts payable and other accrued liabilities	899,213	807,437
Affiliated debt	—	213,856
Long-term debt	5,308,065	5,779,581
Total liabilities	10,994,730	11,591,046
Commitments and contingent liabilities (Note 11)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,820	843,749
Accumulated other comprehensive loss	(157,955)	(124,396)
Retained earnings	504,961	543,688
Total stockholder’s equity	1,190,826	1,263,041
TOTAL	$12,185,556	$12,854,087

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

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

	June 30,	December 31,
	2020	2019
Restricted cash and cash equivalents	$494,169	$629,278
Receivables, less allowance for credit losses of $69,770 and $48,413, respectively	6,298,149	6,748,621
TOTAL	$6,792,318	$7,377,899

Short-term debt (including current maturities of long-term debt)	$2,966,628	$3,274,216
Long-term debt	3,252,335	3,495,022
TOTAL	$6,218,963	$6,769,238

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Dollars in thousands)

(Unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,068	$76,995
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	117,129	116,601
Amortization of intangibles	803	974
Provision for credit losses	35,137	20,066
Deferred income tax expense (benefit)	(4,304)	28,910
Changes in components of working capital:
Change in affiliated accounts and notes receivables	(135,571)	30,737
Change in other assets and equipment held for sale	(66,512)	8,599
Change in accounts payable and other accrued liabilities	67,454	21,943
Net cash from (used in) operating activities	85,204	304,825
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(4,793,000)	(5,539,579)
Collections of receivables	5,290,616	5,366,432
Purchase of equipment on operating leases	(273,464)	(347,175)
Proceeds from disposal of equipment on operating leases	223,875	220,817
Change in property, equipment and software, net	(154)	(1,916)
Net cash from (used in) investing activities	447,873	(301,421)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	557,352	653,140
Payment of affiliated debt	(771,208)	(583,222)
Proceeds from issuance of long-term debt	1,956,026	1,945,345
Payment of long-term debt	(2,034,118)	(1,958,759)
Change in short-term borrowings, net	(304,356)	(148,573)
Dividends paid to CNH Industrial America LLC	(90,000)	(125,000)
Net cash from (used in) financing activities	(686,304)	(217,069)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(153,227)	(213,665)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	804,244	799,871
End of period	$651,017	$586,206
CASH PAID DURING THE PERIOD FOR INTEREST	$141,472	$170,758
CASH PAID (RECEIVED) DURING THE PERIOD FOR TAXES	$10,310	$(37,895)

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2020 as previously reported	$—	$843,749	$(124,396)	$543,688	$1,263,041
Adoption of ASC 326	—	—	—	(19,790)	(19,790)
BALANCE - January 1, 2020 as recast	—	843,749	(124,396)	523,898	1,243,251
Net income	—	—	—	35,077	35,077
Dividends paid to CNH Industrial America LLC	—	—	—	(40,000)	(40,000)
Foreign currency translation adjustment	—	—	(44,269)	—	(44,269)
Stock compensation	—	(1)	—	—	(1)
Pension liability adjustment, net of tax	—	—	(6)	—	(6)
Change in derivative financial instruments, net of tax	—	—	(7,756)	—	(7,756)
BALANCE - March 31, 2020	$—	$843,748	$(176,427)	$518,975	$1,186,296
Net income	—	—	—	35,991	35,991
Dividends paid to CNH Industrial America LLC	—	—	—	(50,000)	(50,000)
Foreign currency translation adjustment	—	—	19,311	(5)	19,306
Stock compensation	—	72	—	—	72
Pension liability adjustment, net of tax	—	—	(49)	—	(49)
Change in derivative financial instruments, net of tax	—	—	(790)	—	(790)
BALANCE - June 30, 2020	$—	$843,820	$(157,955)	$504,961	$1,190,826

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Continued)

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

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Significant estimates in these consolidated financial statements include the allowance for credit losses and residual values of equipment on operating leases. Due to the ongoing Novel Coronavirus (“COVID-19”) situation and the potential for additional outbreaks, actual results could differ materially from the estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with the allowance for credit losses, the determination of end-of-lease market values for equipment on operating leases, goodwill and income taxes. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (“ASU 2018-15”), which expanded the guidance set forth in ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2018-15 aligned the requirements for capitalization of implementation costs in a cloud computing service contract with those requirements for capitalization of implementation costs incurred for an internal-use software license. The Company adopted ASU 2018-15 on January 1, 2020. The adoption of this standard did not have a material impact on its consolidated financial statements.

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

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended June 30, 2020:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(169,402)	$(308)	$(9,218)	$(178,928)
Tax asset	—	58	2,443	2,501
Beginning balance, net of tax	(169,402)	(250)	(6,775)	(176,427)
Other comprehensive income (loss) before reclassifications	19,311	(115)	(1,187)	18,009
Amounts reclassified from accumulated other comprehensive income (loss)	—	50	112	162
Tax effects	—	16	285	301
Net current-period other comprehensive income (loss)	19,311	(49)	(790)	18,472
Total	$(150,091)	$(299)	$(7,565)	$(157,955)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the six months ended June 30, 2020:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(125,133)	$(302)	$1,335	$(124,100)
Tax asset	—	58	(354)	(296)
Beginning balance, net of tax	(125,133)	(244)	981	(124,396)
Other comprehensive income (loss) before reclassifications	(24,958)	(174)	(11,576)	(36,708)
Amounts reclassified from accumulated other comprehensive income (loss)	—	102	(51)	51
Tax effects	—	17	3,081	3,098
Net current-period other comprehensive income (loss)	(24,958)	(55)	(8,546)	(33,559)
Total	$(150,091)	$(299)	$(7,565)	$(157,955)

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the six months ended June 30, 2019:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(146,726)	$(4,070)	$3,025	$(147,771)
Tax asset	—	1,573	(801)	772
Beginning balance, net of tax	(146,726)	(2,497)	2,224	(146,999)
Other comprehensive income (loss) before reclassifications	17,934	(223)	(3,739)	13,972
Amounts reclassified from accumulated other comprehensive income (loss)	—	457	(357)	100
Tax effects	—	(57)	1,085	1,028
Net current-period other comprehensive income (loss)	17,934	177	(3,011)	15,100
Reclassification of certain tax effects	—	(597)	—	(597)
Total	$(128,792)	$(2,917)	$(787)	$(132,496)

The reclassifications out of AOCI and the location on the consolidated statements of income for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019	Affected Line Item
Amortization of defined benefit pension items:
	$(50)	$(229)	$(102)	$(457)	Various line items individually insignificant
	(50)	(229)	(102)	(457)	Income before taxes
	17	55	24	111	Income tax effects
	$(33)	$(174)	$(78)	$(346)	Net of tax
Unrealized losses on derivatives:
	$(112)	$115	$51	$357	Interest expense to third parties
	(112)	115	51	357	Income before taxes
	30	(30)	(13)	(94)	Income tax effects
	$(82)	$85	$38	$263	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of June 30, 2020 and December 31, 2019 is as follows:

	June 30,	December 31,
	2020	2019
Retail	$857,176	$656,518
Wholesale	762,195	813,454
Finance lease	91,052	79,848
Restricted receivables	7,616,901	8,358,205
Gross receivables	9,327,324	9,908,025
Less: Allowance for credit losses	(119,825)	(72,751)
Total receivables, net	$9,207,499	$9,835,274

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Retail	$5,128,552	$5,531,885
Wholesale	2,488,349	2,826,320
Total restricted receivables	$7,616,901	$8,358,205

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended June 30, 2020 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$96,835	$8,395	$105,230
Charge-offs	(6,947)	(33)	(6,980)
Recoveries	600	—	600
Provision (benefit)	21,730	(1,071)	20,659
Foreign currency translation and other	274	42	316
Ending balance	$112,492	$7,333	$119,825

Allowance for credit losses activity for the six months ended June 30, 2020 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$64,750	$8,001	$72,751
Adoption of ASC 326	25,877	—	25,877
Beginning balance, as recast	$90,627	$8,001	$98,628
Charge-offs	(14,784)	(212)	(14,996)
Recoveries	1,327	3	1,330
Provision (benefit)	35,551	(414)	35,137
Foreign currency translation and other	(229)	(45)	(274)
Ending balance	$112,492	$7,333	$119,825
Receivables:
Ending balance	$6,076,780	$3,250,544	$9,327,324

At June 30, 2020, the allowance for credit losses includes a reserve build primarily due to a weaker economic outlook related to the COVID-19 pandemic. As this situation has rapidly evolved and is fluid, there is significant subjectivity in the Company’s assessment. The Company continues to monitor the situation and will update the macroeconomic factors and qualitative factors in future periods, as warranted.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the six months ended June 30, 2019 is as follows:

			Wholesale
	Retail	Wholesale	Factoring	Total
Allowance for credit losses:
Beginning balance	$66,944	$7,468	$—	$74,412
Charge-offs	(16,566)	(2,165)	—	(18,731)
Recoveries	1,676	9	—	1,685
Provision	18,106	1,900	60	20,066
Foreign currency translation and other	151	27	—	178
Ending balance	$70,311	$7,239	$60	$77,610
Receivables:
Ending balance	$6,364,938	$3,818,196	$84,474	$10,267,608

Allowance for credit losses activity for the year ended December 31, 2019 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$66,944	$7,468	$74,412
Charge-offs	(35,535)	(5,102)	(40,637)
Recoveries	3,046	16	3,062
Provision	30,115	5,588	35,703
Foreign currency translation and other	180	31	211
Ending balance	$64,750	$8,001	$72,751
Receivables:
Ending balance	$6,268,251	$3,639,774	$9,908,025

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables as of June 30, 2020 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Retail
United States
2020	$424	$533	$—	$957	$1,001,531	$1,002,488
2019	3,599	3,541	2,245	9,385	1,603,651	1,613,036
2018	2,563	1,389	5,150	9,102	1,109,064	1,118,166
2017	2,993	1,490	3,973	8,456	631,467	639,923
2016	2,020	588	5,460	8,068	347,584	355,652
2015	764	296	2,384	3,444	143,364	146,808
Prior to 2015	329	24	3,042	3,395	42,859	46,254
Total	$12,692	$7,861	$22,254	$42,807	$4,879,520	$4,922,327
Canada
2020	$34	$—	$—	$34	$240,252	$240,286
2019	1,879	295	761	2,935	414,424	417,359
2018	805	305	659	1,769	263,625	265,394
2017	490	226	665	1,381	128,705	130,086
2016	228	259	535	1,022	67,742	68,764
2015	185	56	537	778	26,664	27,442
Prior to 2015	31	—	34	65	5,057	5,122
Total	$3,652	$1,141	$3,191	$7,984	$1,146,469	$1,154,453
Wholesale
United States	$173	$239	$587	$999	$2,604,297	$2,605,296
Canada	$11	$4	$1	$16	$645,232	$645,248
Total
Retail	$16,344	$9,002	$25,445	$50,791	$6,025,989	$6,076,780
Wholesale	$184	$243	$588	$1,015	$3,249,529	$3,250,544

The above aging table is not necessarily reflective of the potential credit risk in the portfolio due to payment schedules changes granted by the Company and government stimulus policies benefiting CNH Industrial North America dealers or the Company’s end-use customers.

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

Included in the receivables balance is accrued interest of $57,610. The Company does not include accrued interest in its allowance for credit losses. Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days delinquent, whichever occurs first. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three and six months ended June 30, 2020. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020			December 31, 2019
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$35,428	$25,250	$60,678	$33,463	$29,211	$62,674
Canada	$3,235	$—	$3,235	$3,749	$—	$3,749

As of June 30, 2020 and December 31, 2019, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three and six months ended June 30, 2020 and 2019 was immaterial.

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

As of June 30, 2020, the Company had 275 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $8,580 and the post-modification value was $7,549. Additionally, the Company had 330 accounts with a balance of $21,058 undergoing bankruptcy proceedings where a concession has not yet been determined. As of June 30, 2019, the Company had 272 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $10,216 and the post-modification value was $9,214. Additionally, the Company had 381 accounts with a balance of $16,336 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended June 30, 2020 and 2019.

As of June 30, 2020 and 2019, the Company’s wholesale TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $117,654) as of June 30, 2020 are as follows:

2020	$101,639
2021	174,293
2022	90,442
2023	32,988
2024 and thereafter	11,559
Total lease payments	$410,921

NOTE 6: CREDIT FACILITIES AND DEBT

On April 15, 2020, the Company extended the maturity date of the C$300,000 ($212,628) committed unsecured facility to June 2021.

On April 23, 2020, the Company, through a trust, issued C$465,707 ($331,025) of amortizing asset-backed notes secured by Canadian retail receivables.

On May 20, 2020, the Company borrowed of $379,410 through an amortizing loan secured by U.S. operating leases. The final maturity date is April 2025.

On May 27, 2020, the Company, through a bankruptcy-remote trust, issued $789,040 of amortizing asset-backed notes secured by U.S. retail receivables.

Committed unsecured facilities with banks as of June 30, 2020 totaled $823,834. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of June 30, 2020, the Company had $423,834 outstanding under these credit facilities. Included in the remaining available credit commitments is $251,000 maintained primarily to provide backup liquidity for commercial paper borrowings.

The Company’s outstanding commercial paper totaled $251,000 as of June 30, 2020.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended June 30, 2020 and 2019 were 22.7% and 23.9%, respectively. The effective tax rate was 22.8% for the six months ended June 30, 2020, compared to 23.5% for the same period in 2019.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of June 30, 2020, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 54 months. As of June 30, 2020, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $352.

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and six months ended June 30, 2020 and 2019.

All of the Company’s interest rate derivatives as of June 30, 2020 and December 31, 2019 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $3,395,298 and $3,004,709 at June 30, 2020 and December 31, 2019, respectively. The seven-month average notional amounts for the six months ended June 30, 2020 and 2019 were $3,124,169 and $3,004,828, respectively.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of June 30, 2020 and December 31, 2019 in the consolidated balance sheets are recorded as follows:

	June 30,	December 31,
	2020	2019
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$67,712	$38,732
Accounts payable and other accrued liabilities:
Interest rate derivatives	$5,739	$1,243
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$400	$440
Foreign exchange contracts	1,181	—
Total	$1,581	$440
Accounts payable and other accrued liabilities:
Interest rate derivatives	$400	$440
Foreign exchange contracts	—	800
Total	$400	$1,240

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and six months ended June 30, 2020 and 2019 are recorded in the following accounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$(1,187)	$(1,328)	$(11,576)	$(3,739)
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	(112)	115	51	357
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$2,051	$3,463	$(3,200)	$3,193

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, all of which are measured as Level 2:

	June 30,	December 31,
	2020	2019
Assets
Interest rate derivatives	$68,112	$39,172
Foreign exchange contracts	1,181	—
Total assets	$69,293	$39,172
Liabilities
Interest rate derivatives	$6,139	$1,683
Foreign exchange contracts	—	800
Total liabilities	$6,139	$2,483

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$9,207,499	$9,272,461	$9,835,274	$9,870,076
Long-term debt	$5,308,065	$5,466,932	$5,779,581	$5,830,157

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
United States	$173,322	$183,870	$346,963	$361,649
Canada	41,593	47,903	85,334	93,508
Eliminations	(1,211)	(2,661)	(2,776)	(3,976)
Total	$213,704	$229,112	$429,521	$451,181
Interest expense
United States	$56,895	$70,923	$122,661	$144,359
Canada	12,290	16,985	26,777	33,245
Eliminations	(1,211)	(2,661)	(2,776)	(3,976)
Total	$67,974	$85,247	$146,662	$173,628
Net income
United States	$27,454	$25,247	$53,557	$54,015
Canada	8,537	12,537	17,511	22,980
Total	$35,991	$37,784	$71,068	$76,995
Depreciation and amortization
United States	$48,543	$45,511	$96,402	$95,902
Canada	10,698	10,642	21,530	21,673
Total	$59,241	$56,153	$117,932	$117,575
Expenditures for equipment on operating leases
United States	$108,796	$133,803	$222,418	$279,584
Canada	29,483	37,863	51,046	67,591
Total	$138,279	$171,666	$273,464	$347,175
Provision for credit losses
United States	$16,294	$12,364	$27,593	$18,060
Canada	4,365	733	7,544	2,006
Total	$20,659	$13,097	$35,137	$20,066

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	June 30,	December 31,
	2020	2019
Total assets
United States	$9,970,692	$10,439,737
Canada	2,362,069	2,566,635
Eliminations	(147,205)	(152,285)
Total	$12,185,556	$12,854,087
Managed receivables
United States	$7,527,623	$7,946,542
Canada	1,799,701	1,961,483
Total	$9,327,324	$9,908,025

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Subsidy from CNH Industrial North America
Retail	$39,243	$40,317	$80,383	$79,513
Wholesale	27,138	32,370	56,114	62,380
Operating lease	15,591	15,059	30,770	30,065
Income from Iveco Argentina
Wholesale factoring	—	1,206	—	1,206
Income from affiliated receivables
CNH Industrial North America	57	40	163	81
Other affiliates	40	—	82	—
Total interest and other income from affiliates	$82,069	$88,992	$167,512	$173,245

Interest expense to affiliates was $235 and $258, respectively, for the three months ended June 30, 2020 and 2019 and $2,046 and $3,423, respectively, for the six months ended June 30, 2020 and 2019. Fees charged by affiliates were $10,995 and $11,574, respectively, for the three months ended June 30, 2020 and 2019, and $23,143 and $23,955, respectively, for the six months ended June 30, 2020 and 2019, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of June 30, 2020 and December 31, 2019, the Company had various accounts and notes receivable and debt with the following affiliates:

	June 30,	December 31,
	2020	2019
Affiliated receivables
CNH Industrial America	$142,015	$24,832
CNH Industrial Canada Ltd.	40,565	26,931
Other affiliates	15,144	12,544
Total affiliated receivables	$197,724	$64,307
Affiliated debt
CNH Industrial America	$—	$213,856

Accounts payable and other accrued liabilities, including tax payables, of $109,965 and $20,527 were payable to related parties as of June 30, 2020 and December 31, 2019, respectively.

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

Commitments

The Company has various agreements, on an uncommitted basis, to extend credit for the wholesale and dealer financing managed portfolio. At June 30, 2020, the total credit limit available was $6,026,685, of which $3,170,016 was utilized.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 12: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC (the “Guarantor Entities”), guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

	Condensed Statements of Comprehensive Income for the
	Three Months Ended June 30, 2020
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$2,136	$46,353	$—	$48,489
Interest income on wholesale notes	—	(225)	13,794	—	13,569
Interest and other income from affiliates	4,019	44,136	69,468	(35,554)	82,069
Rental income on operating leases	—	48,814	13,295	—	62,109
Other income	—	22,636	581	(15,749)	7,468
Total revenues	4,019	117,497	143,491	(51,303)	213,704
EXPENSES
Interest expense:
Interest expense to third parties	33,072	(3,311)	37,978	—	67,739
Interest expense to affiliates	—	30,179	5,610	(35,554)	235
Total interest expense	33,072	26,868	43,588	(35,554)	67,974
Administrative and operating expenses:
Fees charged by affiliates	—	7,364	19,380	(15,749)	10,995
Provision for credit losses	—	5,371	15,288	—	20,659
Depreciation of equipment on operating leases	—	48,139	10,697	—	58,836
Other expenses	6	9,272	(585)	—	8,693
Total administrative and operating expenses	6	70,146	44,780	(15,749)	99,183
Total expenses	33,078	97,014	88,368	(51,303)	167,157
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(29,059)	20,483	55,123	—	46,547
Income tax provision (benefit)	(7,096)	5,086	12,566	—	10,556
Equity in income of consolidated subsidiaries accounted for under the equity method	57,954	42,557	—	(100,511)	—
NET INCOME	$35,991	$57,954	$42,557	$(100,511)	$35,991
COMPREHENSIVE INCOME	$54,463	$76,426	$57,858	$(134,284)	$54,463

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Six Months Ended June 30, 2020
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$270	$95,750	$—	$96,020
Interest income on wholesale notes	—	(470)	29,611	—	29,141
Interest and other income from affiliates	10,248	93,162	142,425	(78,323)	167,512
Rental income on operating leases	—	97,401	26,793	—	124,194
Other income	—	43,731	804	(31,881)	12,654
Total revenues	10,248	234,094	295,383	(110,204)	429,521
EXPENSES
Interest expense:
Interest expense to third parties	93,377	(32,331)	83,570	—	144,616
Interest expense to affiliates	—	66,492	13,877	(78,323)	2,046
Total interest expense	93,377	34,161	97,447	(78,323)	146,662
Administrative and operating expenses:
Fees charged by affiliates	—	18,787	36,237	(31,881)	23,143
Provision for credit losses	—	8,030	27,107	—	35,137
Depreciation of equipment on operating leases	—	95,596	21,530	—	117,126
Other expenses	12	13,325	2,064	—	15,401
Total administrative and operating expenses	12	135,738	86,938	(31,881)	190,807
Total expenses	93,389	169,899	184,385	(110,204)	337,469
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(83,141)	64,195	110,998	—	92,052
Income tax provision (benefit)	(20,301)	15,835	25,450	—	20,984
Equity in income of consolidated subsidiaries accounted for under the equity method	133,908	85,548	—	(219,456)	—
NET INCOME	$71,068	$133,908	$85,548	$(219,456)	$71,068
COMPREHENSIVE INCOME	$37,509	$100,349	$56,343	$(156,692)	$37,509

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Balance Sheets as of June 30, 2020
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$80,003	$76,845	$—	$156,848
Restricted cash and cash equivalents	—	—	494,169	—	494,169
Receivables, less allowance for credit losses	—	1,586,875	7,620,624	—	9,207,499
Affiliated accounts and notes receivable	1,138,196	2,213,531	2,740,107	(5,894,110)	197,724
Equipment on operating leases, net	—	1,391,813	369,448	—	1,761,261
Equipment held for sale	—	103,925	41,077	—	145,002
Investments in consolidated subsidiaries accounted for under the equity method	3,134,020	2,607,765	—	(5,741,785)	—
Goodwill and intangible assets, net	—	93,118	26,724	—	119,842
Other assets	7,095	83,881	15,398	(3,163)	103,211
TOTAL	$4,279,311	$8,160,911	$11,384,392	$(11,639,058)	$12,185,556
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$1,351,644	$140,343	$3,295,465	$—	$4,787,452
Accounts payable and other accrued liabilities	280,332	3,657,483	1,154,726	(4,193,328)	899,213
Affiliated debt	—	724,716	979,229	(1,703,945)	—
Long-term debt	1,456,509	504,349	3,347,207	—	5,308,065
Total liabilities	3,088,485	5,026,891	8,776,627	(5,897,273)	10,994,730
Stockholder’s equity	1,190,826	3,134,020	2,607,765	(5,741,785)	1,190,826
TOTAL	$4,279,311	$8,160,911	$11,384,392	$(11,639,058)	$12,185,556

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Six Months Ended June 30, 2020
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$342,354	$354,027	$(202,419)	$(408,758)	$85,204
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(3,893,382)	(3,865,751)	2,966,133	(4,793,000)
Collections of receivables	—	3,811,656	4,445,486	(2,966,526)	5,290,616
Purchase of equipment on operating leases, net	—	(27,568)	(22,021)	—	(49,589)
Change in property and equipment and software, net	—	(154)	—	—	(154)
Net cash from (used in) investing activities	—	(109,448)	557,714	(393)	447,873
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(636,774)	13,767	409,151	(213,856)
Net change in indebtedness	(252,354)	350,998	(481,092)	—	(382,448)
Dividends paid to CNH Industrial America LLC	(90,000)	—	—	—	(90,000)
Net cash from (used in) financing activities	(342,354)	(285,776)	(467,325)	409,151	(686,304)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(41,197)	(112,030)	—	(153,227)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	—	121,200	683,044	—	804,244
End of period	$—	$80,003	$571,014	$—	$651,017

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

NOTE 13: SUBSEQUENT EVENTS

On July 2, 2020, the Company completed an offering of $600,000 in aggregate principal amount of its 1.950% unsecured notes due 2023, with an issue price of 99.370%.

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

Trends and Economic Conditions

As previously disclosed, we face risks related to outbreaks of infectious diseases, including the ongoing Novel Coronavirus (“COVID-19”) pandemic. The challenges posed by the COVID-19 pandemic on the economy continued during the second quarter. The impact of economic uncertainty caused by COVID-19 led to an increase in our allowance for credit losses. COVID-19 has caused disruption and volatility in the capital markets and an economic slowdown. In response to COVID-19, national and local governments have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The duration of these measures is unknown and may be extended, reimposed and/or additional measures may be imposed.

With respect to liquidity, we took several actions to bolster our financial condition and to reduce costs while supporting business operations through the COVID-19 pandemic. Some of these actions included limiting discretionary spending, temporarily furloughing employees, eliminating non-essential travel, delaying or reducing hiring activities and the agreement of the Company’s management team to reduce their compensation temporarily.

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.

The COVID-19 pandemic has necessitated a careful balancing of our objective to minimize losses on existing retail receivables, with the needs of those customers hardest hit by the economic slowdown. Historically we have offered customers experiencing temporary financial hardship due to natural disasters and other calamities the ability to defer one or more payments. Those payments are then re-amortized later in the contract, generally within the original contract duration, and with some contemporaneous curtailment payment (each a “payment schedule change” or “PSC”). PSC approvals are based on our internal business rules, along with a risk-based analysis for each customer.

Similar to PSCs previously granted to victims of wildfires or hurricanes, we have granted PSCs to customers impacted by COVID-19, particularly in the construction industry, where many businesses were prevented from operating due to a governmental “non-essential business” designation. We continue to review each request for a PSC on an individual basis and only grant those requests that are consistent with our business rules and which will in our judgment minimize losses to our portfolio over time. Though there has been a significant increase in PSC activity over prior periods, PSCs continue to represent a small portion of our portfolio.

	One Month Ended		One Month Ended		One Month Ended
	April 30,		May 31,		June 30,
	2020	2019	2020	2019	2020	2019
Number of retail receivables with PSCs granted	1,773	116	1,679	170	701	188
Retail receivables with PSCs granted	$92,615	$9,901	$86,242	$11,248	$33,617	$13,957
Percentage of retail receivables with PSCs granted	1.55%	0.16%	1.43%	0.18%	0.55%	0.22%

CNH Industrial has confirmed its intention to separate its “On-Highway” (commercial vehicles and powertrain) and “Off-Highway” (agriculture, construction and specialty vehicles) businesses while the original timeline for the implementation of the proposed separation will be extended as a consequence of the market conditions due to the COVID-19 pandemic.

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. During the second quarter of 2020, the COVID-19 pandemic continued to negatively impact certain of CNH Industrial’s end-markets and operations. For the three months ended June 30, 2020, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $896 million and $161 million, respectively, representing decreases of 19.1% and 58.8% from the same period in 2019, respectively. For the six months ended June 30, 2020, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,725 million and $331 million, respectively, representing decreases of 12.3% and 52.3% from the same period in 2019, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $36.0 million and $71.1 million for the three and six months ended June 30, 2020, compared to $37.8 million and $77.0 million for the three and six months ended June 30, 2019. The decrease in net income for both periods was primarily due to a higher provision for credit losses and increased expenses related to the operating lease portfolio, partially offset by an increased net interest margin and lower income taxes. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.6%, 0.7% and 0.6% at June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

In addition to the impacts from COVID-19 previously discussed, macroeconomic issues for us include the uncertainty of governmental actions with respect to monetary, fiscal and legislative policies, the global economic recovery, changes in demand and pricing for used equipment, capital market disruptions, trade agreements and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America’s and our results.

Results of Operations

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

Revenues

Revenues for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2020	2019	$ Change	% Change
Interest income on retail notes and finance leases	$48,489	$57,112	$(8,623)	(15.1)%
Interest income on wholesale notes	13,569	16,993	(3,424)	(20.1)
Interest and other income from affiliates	82,069	88,992	(6,923)	(7.8)
Rental income on operating leases	62,109	60,492	1,617	2.7
Other income	7,468	5,523	1,945	35.2
Total revenues	$213,704	$229,112	$(15,408)	(6.7)%

	Six Months Ended
	June 30,
	2020	2019	$ Change	% Change
Interest income on retail notes and finance leases	$96,020	$112,580	$(16,560)	(14.7)%
Interest income on wholesale notes	29,141	33,735	(4,594)	(13.6)
Interest and other income from affiliates	167,512	173,245	(5,733)	(3.3)
Rental income on operating leases	124,194	121,133	3,061	2.5
Other income	12,654	10,488	2,166	20.7
Total revenues	$429,521	$451,181	$(21,660)	(4.8)%

Revenues totaled $213.7 million and $429.5 million for the three and six months ended June 30, 2020, respectively, compared to $229.1 million and $451.2 million for the same periods in 2019. The quarter-over-quarter and year-over-year decreases were primarily driven by lower average managed portfolios and slightly lower average yields. The average yield for the managed portfolio was 7.4% and 7.5% for the three months ended June 30, 2020 and 2019, respectively, and 7.4% and 7.5% for the six months ended June 30, 2020 and 2019, respectively.

Interest income on retail notes and finance leases for the three and six months ended June 30, 2020 was $48.5 million and $96.0 million, respectively, representing a decrease of $8.6 million and $16.5 million from the same periods in 2019, respectively. For the second quarter, the decrease was due to the unfavorable impacts of $6.1 million from lower interest rates and $2.5 million from lower average earning assets. For the six months ended June 30, 2020, compared to the same period in 2019, the decrease was due to the unfavorable impacts of $11.7 million from lower interest rates and $4.8 million from lower average earning assets.

Interest income on wholesale notes for the three and six months ended June 30, 2020 was $13.6 million and $29.1 million, respectively, representing a decrease of $3.4 million and $4.6 million from the same periods in 2019, respectively. For the second quarter, the decrease was primarily due to a $3.7 million unfavorable impact from lower interest rates, partially offset by a $0.3 million favorable impact from higher average earning assets. For the six months ended June 30, 2020, compared to the same period in 2019, the decrease was primarily due to a $5.4 million unfavorable impact from lower interest rates, partially offset by a $0.8 million favorable impact from higher average earning assets.

Interest and other income from affiliates for the three and six months ended June 30, 2020 was $82.1 million and $167.5 million, respectively, compared to $89.0 million and $173.2 million, respectively, for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2020, compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $39.2 million and $80.4 million, respectively, a decrease of $1.1 million and an increase of $0.9 million from the same periods in 2019, respectively. Both the quarter-over-quarter decrease and the year-over-year increase were primarily due to pricing and mix of programs. For the three and six months ended June 30, 2020, compensation from CNH Industrial North America for wholesale marketing programs was $27.1 million and $56.1 million, respectively, a decrease of $5.2 million and $6.3 million from the same periods in 2019, respectively. The decreases were primarily due to lower CNH Industrial North America volumes. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $15.6 million and $30.8 million for the three and six months ended June 30, 2020, an increase of $0.5 million and $0.7 million from the same periods in 2019, respectively. Also included in interest and other income from affiliates was $1.2 million of wholesale factoring income for the three and six months ended June 30, 2019.

Rental income on operating leases for the three and six months ended June 30, 2020 was $62.1 million and $124.2 million, representing an increase of $1.6 million and $3.1 million from the same periods in 2019, respectively. The second quarter increase was due to the favorable impacts of $1.4 million from higher average earning assets and $0.2 million from higher interest rates. For the six months ended June 30, 2020, compared to the same period in 2019, the increase was primarily due to a $3.3 million favorable impact from higher average earning assets, partially offset by a $0.2 million unfavorable impact from lower rates.

Other income for the three and six months ended June 30, 2020 was $7.5 million and $12.7 million, representing an increase of $1.9 million and $2.2 million from the same periods in 2019, respectively.

Expenses

Expenses for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2020	2019	$ Change	% Change
Total interest expense	$67,974	$85,247	$(17,273)	(20.3)%
Fees charged by affiliates	10,995	11,574	(579)	(5.0)
Provision for credit losses	20,659	13,097	7,562	57.7
Depreciation of equipment on operating leases	58,836	55,680	3,156	5.7
Other expenses	8,693	13,832	(5,139)	(37.2)
Total expenses	$167,157	$179,430	$(12,273)	(6.8)%

	Six Months Ended
	June 30,
	2020	2019	$ Change	% Change
Total interest expense	$146,662	$173,628	$(26,966)	(15.5)%
Fees charged by affiliates	23,143	23,955	(812)	(3.4)
Provision for credit losses	35,137	20,066	15,071	75.1
Depreciation of equipment on operating leases	117,126	116,600	526	0.5
Other expenses	15,401	16,259	(858)	(5.3)
Total expenses	$337,469	$350,508	$(13,039)	(3.7)%

Interest expense totaled $68.0 million and $146.7 million for the three and six months ended June 30, 2020, respectively, compared to $85.2 million and $173.6 million for the same periods in 2019. For the three months ended June 30, 2020, the decrease was due to the favorable impacts of $13.5 million from lower average interest rates and $3.8 million from lower average total debt. For the six months ended June 30, 2020, the decrease was due to the favorable impacts of $21.3 million from lower average interest rates and $5.7 million from lower average total debt. The average debt cost was 2.9% for the six months ended June 30, 2020 compared to 3.3% for the six months ended June 30, 2019.

The provision for credit losses was $20.7 million and $35.1 million for the three and six months ended June 30, 2020, respectively, compared to $13.1 million and $20.1 million for the same periods in 2019. The increases in the provision for credit losses in 2020 includes a reserve build primarily due to a weaker economic outlook related to the COVID-19 pandemic.

Depreciation of equipment on operating leases was $58.8 million and $117.1 million for the three and six months ended June 30, 2020, respectively, compared to $55.7 million and $116.6 million for the same periods in 2019. The increase for the three and six months ended June 30, 2020, compared to the same periods in 2019, was primarily due to a higher average operating lease portfolio.

Other expenses were $8.7 million and $15.4 million for the three and six months ended June 30, 2020, respectively, compared to $13.8 million and $16.3 million for the same periods in 2019. For the three months ended June 30, 2020, compared to the same period in 2019, the decrease was due to lower foreign exchange.

The effective tax rates for the three months ended June 30, 2020 and 2019 were 22.7% and 23.9%, respectively. The effective tax rate was 22.8% for the six months ended June 30, 2020, compared to 23.5% for the same period in 2019.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2020	2019	$ Change	% Change
Retail	$771,381	$703,361	$68,020	9.7%
Wholesale	1,702,633	2,283,432	(580,799)	(25.4)
Wholesale factoring	—	64,941	(64,941)	(100.0)
Equipment on operating leases	138,279	171,666	(33,387)	(19.4)
Total originations	$2,612,293	$3,223,400	$(611,107)	(19.0)%

	Six Months Ended
	June 30,
	2020	2019	$ Change	% Change
Retail	$1,388,523	$1,356,669	$31,854	2.3%
Wholesale	3,404,477	4,038,870	(634,393)	(15.7)
Wholesale factoring	—	144,040	(144,040)	(100.0)
Equipment on operating leases	273,464	347,175	(73,711)	(21.2)
Total originations	$5,066,464	$5,886,754	$(820,290)	(13.9)%

The quarter-over-quarter and year-over-year increase in retail originations was primarily due to increased penetration. The quarter-over-quarter and year-over-year decrease in wholesale originations was primarily due to a decrease in unit sales of CNH Industrial North America equipment, while the quarter-over-quarter and year-over-year decrease in operating lease originations was primarily due to programming.

Total receivables and equipment on operating leases held as of June 30, 2020, December 31, 2019 and June 30, 2019 were as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2020	2019	2019
Retail	$6,076,780	$6,268,251	$6,364,938
Wholesale	3,250,544	3,639,774	3,818,196
Wholesale factoring	—	—	84,474
Equipment on operating leases	1,761,261	1,783,283	1,724,634
Total receivables and equipment on operating leases	$11,088,585	$11,691,308	$11,992,242

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.8% at June 30, 2020, 1.0% at December 31, 2019 and 0.9% at June 30, 2019. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at June 30, 2020, December 31, 2019 or June 30, 2019. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $38.7 million, $37.2 million and $33.6 million at June 30, 2020, December 31, 2019 and June 30, 2019, respectively. Total wholesale receivables on nonaccrual status were $25.3 million, $29.2 million and $3.9 million at June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

Total receivable charge-off amounts and recoveries, by product, for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Charge-offs:
Retail	$6,947	$9,189	$14,784	$16,566
Wholesale	33	—	212	2,165
Total charge-offs	6,980	9,189	14,996	18,731
Recoveries:
Retail	(600)	(1,369)	(1,327)	(1,676)
Wholesale	—	(3)	(3)	(9)
Total recoveries	(600)	(1,372)	(1,330)	(1,685)
Charge-offs, net of recoveries:
Retail	6,347	7,820	13,457	14,890
Wholesale	33	(3)	209	2,156
Total charge-offs, net of recoveries	$6,380	$7,817	$13,666	$17,046

Our allowance for credit losses on all receivables financed totaled $119.8 million at June 30, 2020, $72.8 million at December 31, 2019 and $77.6 million at June 30, 2019. The allowance for credit losses includes $26 million recorded at January 1, 2020 upon the adoption of ASC 326.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of June 30, 2020.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the six months ended June 30, 2020 and 2019, our cash flows were as follows (dollars in thousands):

	2020	2019
Cash flows from (used in):
Operating activities	$85,204	$304,825
Investing activities	447,873	(301,421)
Financing activities	(686,304)	(217,069)
Net cash increase (decrease)	$(153,227)	$(213,665)

Operating activities in the six months ended June 30, 2020 generated cash of $85 million, resulting primarily from net income of $71 million, adjusted by depreciation and amortization of $118 million and provision for credit losses of $35 million, partially offset by $4 million in deferred tax benefits and changes in working capital of $135 million. The decrease in cash provided by operating activities for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to $196 million related to changes in working capital, a $33 million change in deferred income tax adjustment and a $6 million decrease in net income, partially offset by a $15 million increase in provision for credit losses.

Investing activities in the six months ended June 30, 2020 generated cash of $448 million, resulting primarily from a net reduction in receivables of $498 million, partially offset by $50 million in net expenditures for equipment on operating leases. The increase in cash provided by investing activities for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to a $671 million decrease in net expenditures for receivables, a $77 million decrease in net expenditures for equipment on operating leases and a $1 million decrease in expenditures for property, equipment and software.

Financing activities in the six months ended June 30, 2020 used cash of $686 million, resulting primarily from net cash paid on short-term borrowings, affiliated debt and long-term debt of $304 million, $214 million and $78 million, respectively, and $90 million in dividends paid to CNH Industrial America. The increase in cash used in financing activities in the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to an increase in net cash paid on affiliated debt, short-term borrowings and long-term debt of $284 million, $156 million and $64 million, respectively, partially offset by lower dividends of $35 million paid to CNH Industrial America.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost-effective financing source and allows access to a wide investor base. CNH Industrial Capital had approximately $5.1 billion of public and private asset-backed securities outstanding in both the U.S. and Canada as of June 30, 2020. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.0 billion at June 30, 2020, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At June 30, 2020, approximately $1.2 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

Committed unsecured facilities with banks as of June 30, 2020 totaled $824 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of June 30, 2020, we had $424 million outstanding under these credit facilities. Included in the remaining available credit commitments is $251 million maintained primarily to provide backup liquidity for commercial paper borrowings.

Our outstanding commercial paper totaled $251 million as of June 30, 2020.

As of June 30, 2020, our unsecured senior notes were as follows (dollars in thousands):

4.375% notes, due 2020	$600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
4.200% notes, due 2024	500,000
Hedging, discounts and unamortized issuance costs	59,536
Total	$2,559,536

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

The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured debt securities by the rating agencies engaged by us are the same as those for CNHI. Those ratings as of June 30, 2020 were as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB	A-2	Stable
Fitch Ratings	BBB-	F3	Stable
Moody's Investors Service	Baa3	-	Stable

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $214 million as of December 31, 2019.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity was $1.2 billion at June 30, 2020 and $1.3 billion at December 31, 2019. For the six months ended June 30, 2020, CNH Industrial Capital LLC paid cash dividends of $90 million to CNH Industrial America.

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

Other Data

	As of or for the
	Six Months Ended June 30,
	2020	2019

	(Dollars in thousands)
Total managed receivables	$9,327,324	$10,267,608
Operating lease equipment	1,761,261	1,724,634
Total managed portfolio	$11,088,585	$11,992,242
Delinquency (1)	0.56%	0.60%
Average managed receivables	$9,756,962	$9,986,123
Net credit loss (2)	0.35%	0.35%
Profitability: (3)
Return on average managed portfolio (4)	1.26%	1.32%
Asset Quality:
Allowance for credit losses/total receivables (5)	1.28%	0.76%

(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Six months ended June 30, 2020 and 2019 annualized.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.
(5)	The Company’s adoption of ASC 326 on January 1, 2020 measures the allowance based on management’s estimate of the lifetime expected credit losses inherent in the receivables owned by the Company. Prior periods presented reflect measurement of the allowance based on management’s estimate of probable incurred credit losses. See Note 2: New Accounting Pronouncements to this Form 10 Q .

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this filing, including statements regarding our future responses to and effects of the COVID-19 pandemic; competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, capital expenditures, dividends, capital structure or other financial items; costs; and plans and objectives of management regarding operations, products and services, are forward-looking statements. These statements may include terminology such as “may,” “will,” “expect,” “could,” “should,” “intend,” “estimate,” “anticipate,” “believe,” “outlook,” “continue,” “remain,” “on track,” “design,” “target,” “objective,” “goal,” “forecast,” “projection,” “prospects,” “plan,” or similar terminology. Forward-looking statements are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize or other assumptions underlying any of the forward-looking statements prove to be incorrect, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: the many interrelated factors that affect customer confidence and demand for our financing products and services; the unknown duration and economic, operational and financial impacts of the COVID-19 pandemic; general economic conditions; changes in government policies regarding banking, monetary and fiscal policies; legislation, particularly relating to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including protectionist trade policies such as higher tariffs, sanctions, import quotas, capital controls and new barriers to entry or consequent reactions by other governments against such policies; costs related to litigation or regulatory actions; actions of competitors in the various industries in which CNH Industrial North America competes; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; a decline in the price of used equipment; political and civil unrest; volatility and deterioration of capital and financial markets; the duration and scope of the COVID-19 pandemic and governmental, business and individuals’ response thereto; other similar risks and uncertainties and our success, and CNH Industrial North America’s success, in managing the risks involved in the foregoing.

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

Additional factors which could cause actual results and developments to differ from those expressed or implied by the forward-looking statements are included in the section “Item 1A. Risk Factors” in our most recent annual report on Form 10-K.

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2019 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended June 30, 2020, except for the adoption of ASC 326 on January 1, 2020, which impacted our allowance for credit losses. See Note 2: New Accounting Pronouncements to this Form 10-Q.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K (Part I, Item 1A) and our quarterly report for the quarter ended March 31, 2020 filed with the SEC on Form 10-Q (Part II, Item 1A) on May 8, 2020 (“Q1 2020 Form 10-Q”). The risks described in the annual report on Form 10-K, the Q1 2020 Form 10-Q and in the “Cautionary Note Regarding Forward Looking Statements” within this report are not the only risks faced by us. Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect our business, financial condition or operating results.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit	Description
31.1	Certifications of President Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification required by Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) Consolidated Statements of Changes in Stockholder’s Equity for the six months ended June 30, 2020 and 2019 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: August 4, 2020	By:	/s/ Carlo Alberto Sisto

		Name:	Carlo Alberto Sisto
		Title:	Chairman and President