Form 10-Q
period 2020-09-30
CNH Industrial Capital LLC
filed 2020-11-10
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

As of September 30, 2020, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES
Interest income on retail notes and finance leases	$46,995	$54,110	$143,015	$166,690
Interest income on wholesale notes	12,673	17,385	41,814	51,120
Interest and other income from affiliates	75,233	84,315	242,745	257,560
Rental income on operating leases	64,406	60,534	188,600	181,667
Other income	10,367	8,012	23,021	18,500
Total revenues	209,674	224,356	639,195	675,537
EXPENSES
Interest expense:
Interest expense to third parties	68,122	82,411	212,738	252,616
Interest expense to affiliates	718	6,368	2,764	9,791
Total interest expense	68,840	88,779	215,502	262,407
Administrative and operating expenses:
Fees charged by affiliates	10,399	11,568	33,542	35,523
Provision for credit losses	12,575	7,917	47,712	27,983
Depreciation of equipment on operating leases	59,722	56,070	176,848	172,670
Other expenses	8,208	10,536	23,609	26,795
Total administrative and operating expenses	90,904	86,091	281,711	262,971
Total expenses	159,744	174,870	497,213	525,378
INCOME BEFORE TAXES	49,930	49,486	141,982	150,159
Income tax provision	11,775	12,965	32,759	36,643
NET INCOME	$38,155	$36,521	$109,223	$113,516

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
NET INCOME	$38,155	$36,521	$109,223	$113,516
Other comprehensive income (loss):
Foreign currency translation adjustment	10,733	(5,720)	(14,225)	12,214
Pension liability adjustment	(17)	98	(72)	275
Change in derivative financial instruments	362	438	(8,184)	(2,573)
Total other comprehensive income (loss)	11,078	(5,184)	(22,481)	9,916
COMPREHENSIVE INCOME	$49,233	$31,337	$86,742	$123,432

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$260,500	$174,966
Restricted cash and cash equivalents	508,277	629,278
Receivables, less allowance for credit losses of $129,945 and $72,751, respectively	9,070,542	9,835,274
Affiliated accounts and notes receivable	312,813	64,307
Equipment on operating leases, net	1,769,774	1,783,283
Equipment held for sale	92,056	170,218
Goodwill	108,850	109,629
Other intangible assets, net	12,034	12,195
Other assets	108,401	74,937
TOTAL	$12,243,247	$12,854,087
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,446,295	$4,790,172
Accounts payable and other accrued liabilities	906,496	807,437
Affiliated debt	208,063	213,856
Long-term debt	5,482,339	5,779,581
Total liabilities	11,043,193	11,591,046
Commitments and contingent liabilities (Note 11)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,815	843,749
Accumulated other comprehensive loss	(146,877)	(124,396)
Retained earnings	503,116	543,688
Total stockholder’s equity	1,200,054	1,263,041
TOTAL	$12,243,247	$12,854,087

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

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

	September 30,	December 31,
	2020	2019
Restricted cash and cash equivalents	$508,277	$629,278
Receivables, less allowance for credit losses of $69,940 and $48,413, respectively	5,919,711	6,748,621
TOTAL	$6,427,988	$7,377,899

Short-term debt (including current maturities of long-term debt)	$2,863,738	$3,274,216
Long-term debt	2,982,982	3,495,022
TOTAL	$5,846,720	$6,769,238

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Dollars in thousands)

(Unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$109,223	$113,516
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	176,853	172,671
Amortization of intangibles	1,171	1,375
Provision for credit losses	47,712	27,983
Deferred income tax expense (benefit)	(10,783)	44,055
Changes in components of working capital:
Change in affiliated accounts and notes receivables	(248,652)	19,643
Change in other assets and equipment held for sale	(38,750)	(3,570)
Change in accounts payable and other accrued liabilities	81,704	(34,061)
Net cash from (used in) operating activities	118,478	341,612
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(7,327,903)	(8,149,836)
Collections of receivables	7,991,709	8,200,468
Purchase of equipment on operating leases	(375,458)	(514,369)
Proceeds from disposal of equipment on operating leases	285,890	337,284
Change in property, equipment and software, net	(1,010)	(2,317)
Net cash from (used in) investing activities	573,228	(128,770)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	765,415	1,370,930
Payment of affiliated debt	(764,889)	(1,164,078)
Proceeds from issuance of long-term debt	2,556,026	1,945,345
Payment of long-term debt	(2,625,939)	(2,475,771)
Change in short-term borrowings, net	(527,786)	123,108
Dividends paid to CNH Industrial America LLC	(130,000)	(165,000)
Net cash from (used in) financing activities	(727,173)	(365,466)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(35,467)	(152,624)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	804,244	799,871
End of period	$768,777	$647,247
CASH PAID DURING THE PERIOD FOR INTEREST	$187,712	$243,398
CASH PAID (RECEIVED) DURING THE PERIOD FOR TAXES	$24,511	$(40,936)

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2020 as previously reported	$—	$843,749	$(124,396)	$543,688	$1,263,041
Adoption of ASC 326	—	—	—	(19,790)	(19,790)
BALANCE - January 1, 2020 as recast	—	843,749	(124,396)	523,898	1,243,251
Net income	—	—	—	35,077	35,077
Dividends paid to CNH Industrial America LLC	—	—	—	(40,000)	(40,000)
Foreign currency translation adjustment	—	—	(44,269)	—	(44,269)
Stock compensation	—	(1)	—	—	(1)
Pension liability adjustment, net of tax	—	—	(6)	—	(6)
Change in derivative financial instruments, net of tax	—	—	(7,756)	—	(7,756)
BALANCE - March 31, 2020	$—	$843,748	$(176,427)	$518,975	$1,186,296
Net income	—	—	—	35,991	35,991
Dividends paid to CNH Industrial America LLC	—	—	—	(50,000)	(50,000)
Foreign currency translation adjustment	—	—	19,311	(5)	19,306
Stock compensation	—	72	—	—	72
Pension liability adjustment, net of tax	—	—	(49)	—	(49)
Change in derivative financial instruments, net of tax	—	—	(790)	—	(790)
BALANCE - June 30, 2020	$—	$843,820	$(157,955)	$504,961	$1,190,826
Net income	—	—	—	38,155	38,155
Dividends paid to CNH Industrial America LLC	—	—	—	(40,000)	(40,000)
Foreign currency translation adjustment	—	—	10,733	—	10,733
Stock compensation	—	(5)	—	—	(5)
Pension liability adjustment, net of tax	—	—	(17)	—	(17)
Change in derivative financial instruments, net of tax	—	—	362	—	362
BALANCE - September 30, 2020	$—	$843,815	$(146,877)	$503,116	$1,200,054

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Continued)

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

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended September 30, 2020:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(150,091)	$(373)	$(10,292)	$(160,756)
Tax asset	—	74	2,727	2,801
Beginning balance, net of tax	(150,091)	(299)	(7,565)	(157,955)
Other comprehensive income (loss) before reclassifications	10,733	(109)	383	11,007
Amounts reclassified from accumulated other comprehensive income (loss)	—	52	110	162
Tax effects	—	40	(131)	(91)
Net current-period other comprehensive income (loss)	10,733	(17)	362	11,078
Total	$(139,358)	$(316)	$(7,203)	$(146,877)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the nine months ended September 30, 2020:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(125,133)	$(302)	$1,335	$(124,100)
Tax asset	—	58	(354)	(296)
Beginning balance, net of tax	(125,133)	(244)	981	(124,396)
Other comprehensive income (loss) before reclassifications	(14,225)	(283)	(11,193)	(25,701)
Amounts reclassified from accumulated other comprehensive income (loss)	—	154	59	213
Tax effects	—	57	2,950	3,007
Net current-period other comprehensive income (loss)	(14,225)	(72)	(8,184)	(22,481)
Total	$(139,358)	$(316)	$(7,203)	$(146,877)

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the nine months ended September 30, 2019:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(146,726)	$(4,070)	$3,025	$(147,771)
Tax asset	—	1,573	(801)	772
Beginning balance, net of tax	(146,726)	(2,497)	2,224	(146,999)
Other comprehensive income (loss) before reclassifications	12,214	(320)	(2,978)	8,916
Amounts reclassified from accumulated other comprehensive income (loss)	—	684	(523)	161
Tax effects	—	(89)	928	839
Net current-period other comprehensive income (loss)	12,214	275	(2,573)	9,916
Reclassification of certain tax effects	—	(597)	—	(597)
Total	$(134,512)	$(2,819)	$(349)	$(137,680)

The reclassifications out of AOCI and the location on the consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019	Affected Line Item
Amortization of defined benefit pension items:
	$(52)	$(227)	$(154)	$(684)	Various line items individually insignificant
	(52)	(227)	(154)	(684)	Income before taxes
	44	56	68	167	Income tax effects
	$(8)	$(171)	$(86)	$(517)	Net of tax
Unrealized losses on derivatives:
	$(110)	$166	$(59)	$523	Interest expense to third parties
	(110)	166	(59)	523	Income before taxes
	29	(45)	16	(139)	Income tax effects
	$(81)	$121	$(43)	$384	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of September 30, 2020 and December 31, 2019 is as follows:

	September 30,	December 31,
	2020	2019
Retail	$1,309,362	$656,518
Wholesale	748,634	813,454
Finance lease	110,819	79,848
Restricted receivables	7,031,672	8,358,205
Gross receivables	9,200,487	9,908,025
Less: Allowance for credit losses	(129,945)	(72,751)
Total receivables, net	$9,070,542	$9,835,274

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Retail	$4,784,809	$5,531,885
Wholesale	2,246,863	2,826,320
Total restricted receivables	$7,031,672	$8,358,205

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended September 30, 2020 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$112,492	$7,333	$119,825
Charge-offs	(3,244)	(1)	(3,245)
Recoveries	578	5	583
Provision	11,331	1,244	12,575
Foreign currency translation and other	190	17	207
Ending balance	$121,347	$8,598	$129,945

Allowance for credit losses activity for the nine months ended September 30, 2020 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$64,750	$8,001	$72,751
Adoption of ASC 326	25,877	—	25,877
Beginning balance, as recast	$90,627	$8,001	$98,628
Charge-offs	(18,028)	(213)	(18,241)
Recoveries	1,905	8	1,913
Provision	46,882	830	47,712
Foreign currency translation and other	(39)	(28)	(67)
Ending balance	$121,347	$8,598	$129,945
Receivables:
Ending balance	$6,204,990	$2,995,497	$9,200,487

At September 30, 2020, the allowance for credit losses includes a continued build of reserves primarily due to the expectation of deteriorating credit conditions related to the COVID-19 pandemic. The Company continues to monitor the situation and will update the macroeconomic factors and qualitative factors in future periods, as warranted.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the nine months ended September 30, 2019 is as follows:

			Wholesale
	Retail	Wholesale	Factoring	Total
Allowance for credit losses:
Beginning balance	$66,944	$7,468	$—	$74,412
Charge-offs	(27,799)	(4,581)	—	(32,380)
Recoveries	2,188	12	—	2,200
Provision	23,903	4,069	11	27,983
Foreign currency translation and other	100	15	—	115
Ending balance	$65,336	$6,983	$11	$72,330
Receivables:
Ending balance	$6,348,795	$3,635,250	$15,673	$9,999,718

Allowance for credit losses activity for the year ended December 31, 2019 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$66,944	$7,468	$74,412
Charge-offs	(35,535)	(5,102)	(40,637)
Recoveries	3,046	16	3,062
Provision	30,115	5,588	35,703
Foreign currency translation and other	180	31	211
Ending balance	$64,750	$8,001	$72,751
Receivables:
Ending balance	$6,268,251	$3,639,774	$9,908,025

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables as of September 30, 2020 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Retail
United States
2020	$5,664	$1,165	$1,661	$8,490	$1,507,649	$1,516,139
2019	11,176	2,520	7,284	20,980	1,436,109	1,457,089
2018	7,062	2,659	5,702	15,423	981,829	997,252
2017	4,904	1,994	5,062	11,960	548,310	560,270
2016	2,967	815	3,652	7,434	291,003	298,437
2015	927	645	2,925	4,497	98,861	103,358
Prior to 2015	113	119	3,251	3,483	30,126	33,609
Total	$32,813	$9,917	$29,537	$72,267	$4,893,887	$4,966,154
Canada
2020	$480	$198	$73	$751	$423,911	$424,662
2019	3,081	376	2,300	5,757	379,540	385,297
2018	1,786	275	1,414	3,475	230,689	234,164
2017	1,376	139	810	2,325	111,816	114,141
2016	871	119	1,090	2,080	54,863	56,943
2015	210	49	535	794	19,404	20,198
Prior to 2015	26	4	20	50	3,381	3,431
Total	$7,830	$1,160	$6,242	$15,232	$1,223,604	$1,238,836
Wholesale
United States	$393	$1	$1,320	$1,714	$2,467,310	$2,469,024
Canada	$4	$1	$4	$9	$526,464	$526,473
Total
Retail	$40,643	$11,077	$35,779	$87,499	$6,117,491	$6,204,990
Wholesale	$397	$2	$1,324	$1,723	$2,993,774	$2,995,497

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

Included in the receivables balance is accrued interest of $59,701. The Company does not include accrued interest in its allowance for credit losses. Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days delinquent, whichever occurs first. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three and nine months ended September 30, 2020. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020			December 31, 2019
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$38,531	$32,280	$70,811	$33,463	$29,211	$62,674
Canada	$6,242	$—	$6,242	$3,749	$—	$3,749

As of September 30, 2020 and December 31, 2019, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three and nine months ended September 30, 2020 and 2019 was immaterial.

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

As of September 30, 2020, the Company had 254 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $7,876 and the post-modification value was $7,065. Additionally, the Company had 394 accounts with a balance of $26,338 undergoing bankruptcy proceedings where a concession has not yet been determined. As of September 30, 2019, the Company had 284 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $10,587 and the post-modification value was $9,553. Additionally, the Company had 346 accounts with a balance of $14,890 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended September 30, 2020 and 2019.

As of September 30, 2020 and 2019, the Company’s wholesale TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $111,850) as of September 30, 2020 are as follows:

2020	$62,077
2021	210,124
2022	125,271
2023	50,315
2024 and thereafter	21,208
Total lease payments	$468,995

NOTE 6: CREDIT FACILITIES AND DEBT

On July 2, 2020, the Company completed an offering of $600,000 in aggregate principal amount of its 1.950% unsecured notes due 2023, issued at a price to the public of 99.370%.

On September 25, 2020, the Company extended the maturity date of the $1,200,000 U.S. retail committed asset-backed facility to September 2022.

Committed unsecured facilities with banks as of September 30, 2020 totaled $833,187. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of September 30, 2020, the Company had $224,062 outstanding under these credit facilities. Included in the remaining available credit commitments is $85,000 maintained primarily to provide backup liquidity for commercial paper borrowings.

The Company’s outstanding commercial paper totaled $85,000 as of September 30, 2020.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended September 30, 2020 and 2019 were 23.6% and 26.2%, respectively. The effective tax rate was 23.1% for the nine months ended September 30, 2020, compared to 24.4% for the same period in 2019.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of September 30, 2020, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 51 months. As of September 30, 2020, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $425.

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and nine months ended September 30, 2020 and 2019.

All of the Company’s interest rate derivatives as of September 30, 2020 and December 31, 2019 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $3,351,042 and $3,004,709 at September 30, 2020 and December 31, 2019, respectively. The ten-month average notional amounts for the nine months ended September 30, 2020 and 2019 were $3,205,481 and $2,966,980, respectively.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of September 30, 2020 and December 31, 2019 in the consolidated balance sheets are recorded as follows:

	September 30,	December 31,
	2020	2019
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$62,411	$38,732
Accounts payable and other accrued liabilities:
Interest rate derivatives	$5,254	$1,243
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$300	$440
Foreign exchange contracts	332	—
Total	$632	$440
Accounts payable and other accrued liabilities:
Interest rate derivatives	$300	$440
Foreign exchange contracts	442	800
Total	$742	$1,240

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and nine months ended September 30, 2020 and 2019 are recorded in the following accounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$383	$761	$(11,193)	$(2,978)
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	(110)	166	(59)	523
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$1,290	$(1,381)	$(1,910)	$1,812

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, all of which are measured as Level 2:

	September 30,	December 31,
	2020	2019
Assets
Interest rate derivatives	$62,711	$39,172
Foreign exchange contracts	332	—
Total assets	$63,043	$39,172
Liabilities
Interest rate derivatives	$5,554	$1,683
Foreign exchange contracts	442	800
Total liabilities	$5,996	$2,483

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$9,070,542	$9,153,556	$9,835,274	$9,870,076
Long-term debt	$5,482,339	$5,556,605	$5,779,581	$5,830,157

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
United States	$169,661	$182,277	$516,624	$543,926
Canada	41,054	44,832	126,388	138,340
Eliminations	(1,041)	(2,753)	(3,817)	(6,729)
Total	$209,674	$224,356	$639,195	$675,537
Interest expense
United States	$57,837	$75,112	$180,498	$219,471
Canada	12,044	16,420	38,821	49,665
Eliminations	(1,041)	(2,753)	(3,817)	(6,729)
Total	$68,840	$88,779	$215,502	$262,407
Net income
United States	$29,397	$26,179	$82,954	$80,194
Canada	8,758	10,342	26,269	33,322
Total	$38,155	$36,521	$109,223	$113,516
Depreciation and amortization
United States	$48,738	$45,593	$145,140	$141,495
Canada	11,354	10,878	32,884	32,551
Total	$60,092	$56,471	$178,024	$174,046
Expenditures for equipment on operating leases
United States	$75,148	$139,986	$297,566	$419,570
Canada	26,846	27,208	77,892	94,799
Total	$101,994	$167,194	$375,458	$514,369
Provision for credit losses
United States	$9,848	$7,159	$37,441	$25,219
Canada	2,727	758	10,271	2,764
Total	$12,575	$7,917	$47,712	$27,983

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	September 30,	December 31,
	2020	2019
Total assets
United States	$10,101,791	$10,439,737
Canada	2,292,449	2,566,635
Eliminations	(150,993)	(152,285)
Total	$12,243,247	$12,854,087
Managed receivables
United States	$7,435,178	$7,946,542
Canada	1,765,309	1,961,483
Total	$9,200,487	$9,908,025

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Subsidy from CNH Industrial North America
Retail	$36,807	$40,161	$117,190	$119,674
Wholesale	23,387	28,230	79,501	90,610
Operating lease	14,780	14,891	45,550	44,956
Income from Iveco Argentina
Wholesale factoring	—	978	—	2,184
Income from affiliated receivables
CNH Industrial North America	229	55	392	136
Other affiliates	30	—	112	—
Total interest and other income from affiliates	$75,233	$84,315	$242,745	$257,560

Interest expense to affiliates was $718 and $6,368, respectively, for the three months ended September 30, 2020 and 2019 and $2,764 and $9,791, respectively, for the nine months ended September 30, 2020 and 2019. Fees charged by affiliates were $10,399 and $11,568, respectively, for the three months ended September 30, 2020 and 2019, and $33,542 and $35,523, respectively, for the nine months ended September 30, 2020 and 2019, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of September 30, 2020 and December 31, 2019, the Company had various accounts and notes receivable and debt with the following affiliates:

	September 30,	December 31,
	2020	2019
Affiliated receivables
CNH Industrial America	$295,430	$24,832
CNH Industrial Canada Ltd.	4,796	26,931
Other affiliates	12,587	12,544
Total affiliated receivables	$312,813	$64,307
Affiliated debt
CNH Industrial America	$—	$213,856
CNH Industrial Canada Ltd.	208,063	—
Total affiliated debt	$208,063	$213,856

Accounts payable and other accrued liabilities, including tax payables, of $72,394 and $20,527 were payable to related parties as of September 30, 2020 and December 31, 2019, respectively.

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

Commitments

The Company has various agreements, on an uncommitted basis, to extend credit for the wholesale and dealer financing managed portfolio. At September 30, 2020, the total credit limit available was $6,088,358, of which $2,917,904 was utilized.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 12: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit (the “Guarantor Entities”), which are 100%-owned subsidiaries of CNH Industrial Capital LLC, guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several, and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

	Condensed Statements of Comprehensive Income for the
	Three Months Ended September 30, 2020
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$2,701	$44,294	$—	$46,995
Interest income on wholesale notes	—	(220)	12,893	—	12,673
Interest and other income from affiliates	5,029	41,091	61,712	(32,599)	75,233
Rental income on operating leases	—	50,339	14,067	—	64,406
Other income	—	24,389	818	(14,840)	10,367
Total revenues	5,029	118,300	133,784	(47,439)	209,674
EXPENSES
Interest expense:
Interest expense to third parties	28,183	4,416	35,523	—	68,122
Interest expense to affiliates	—	27,632	5,685	(32,599)	718
Total interest expense	28,183	32,048	41,208	(32,599)	68,840
Administrative and operating expenses:
Fees charged by affiliates	—	8,558	16,681	(14,840)	10,399
Provision for credit losses	—	6,546	6,029	—	12,575
Depreciation of equipment on operating leases	—	48,369	11,353	—	59,722
Other expenses	6	6,845	1,357	—	8,208
Total administrative and operating expenses	6	70,318	35,420	(14,840)	90,904
Total expenses	28,189	102,366	76,628	(47,439)	159,744
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(23,160)	15,934	57,156	—	49,930
Income tax provision (benefit)	(5,654)	3,964	13,465	—	11,775
Equity in income of consolidated subsidiaries accounted for under the equity method	55,661	43,691	—	(99,352)	—
NET INCOME	$38,155	$55,661	$43,691	$(99,352)	$38,155
COMPREHENSIVE INCOME	$49,233	$66,739	$53,011	$(119,750)	$49,233

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Comprehensive Income for the
	Nine Months Ended September 30, 2020
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$2,971	$140,044	$—	$143,015
Interest income on wholesale notes	—	(690)	42,504	—	41,814
Interest and other income from affiliates	15,277	134,253	204,137	(110,922)	242,745
Rental income on operating leases	—	147,740	40,860	—	188,600
Other income	—	68,120	1,622	(46,721)	23,021
Total revenues	15,277	352,394	429,167	(157,643)	639,195
EXPENSES
Interest expense:
Interest expense to third parties	121,560	(27,915)	119,093	—	212,738
Interest expense to affiliates	—	94,124	19,562	(110,922)	2,764
Total interest expense	121,560	66,209	138,655	(110,922)	215,502
Administrative and operating expenses:
Fees charged by affiliates	—	27,345	52,918	(46,721)	33,542
Provision for credit losses	—	14,576	33,136	—	47,712
Depreciation of equipment on operating leases	—	143,965	32,883	—	176,848
Other expenses	18	20,170	3,421	—	23,609
Total administrative and operating expenses	18	206,056	122,358	(46,721)	281,711
Total expenses	121,578	272,265	261,013	(157,643)	497,213
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(106,301)	80,129	168,154	—	141,982
Income tax provision (benefit)	(25,955)	19,799	38,915	—	32,759
Equity in income of consolidated subsidiaries accounted for under the equity method	189,569	129,239	—	(318,808)	—
NET INCOME	$109,223	$189,569	$129,239	$(318,808)	$109,223
COMPREHENSIVE INCOME	$86,742	$167,088	$109,354	$(276,442)	$86,742

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Balance Sheets as of September 30, 2020
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$85,335	$175,165	$—	$260,500
Restricted cash and cash equivalents	—	—	508,277	—	508,277
Receivables, less allowance for credit losses	—	1,864,935	7,205,607	—	9,070,542
Affiliated accounts and notes receivable	1,527,651	2,394,219	2,772,533	(6,381,590)	312,813
Equipment on operating leases, net	—	1,384,453	385,321	—	1,769,774
Equipment held for sale	—	84,340	7,716	—	92,056
Investments in consolidated subsidiaries accounted for under the equity method	3,200,752	2,660,775	—	(5,861,527)	—
Goodwill and intangible assets, net	—	93,606	27,278	—	120,884
Other assets	5,551	81,558	24,098	(2,806)	108,401
TOTAL	$4,733,954	$8,649,221	$11,105,995	$(12,245,923)	$12,243,247
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$1,188,685	$169,809	$3,087,801	$—	$4,446,295
Accounts payable and other accrued liabilities	300,916	3,716,932	1,181,342	(4,292,694)	906,496
Affiliated debt	—	1,106,580	1,193,185	(2,091,702)	208,063
Long-term debt	2,044,299	455,148	2,982,892	—	5,482,339
Total liabilities	3,533,900	5,448,469	8,445,220	(6,384,396)	11,043,193
Stockholder’s equity	1,200,054	3,200,752	2,660,775	(5,861,527)	1,200,054
TOTAL	$4,733,954	$8,649,221	$11,105,995	$(12,245,923)	$12,243,247

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	Condensed Statements of Cash Flows for the
	Nine Months Ended September 30, 2020
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$(42,477)	$303,007	$(121,408)	$(20,644)	$118,478
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(6,023,520)	(5,583,468)	4,279,085	(7,327,903)
Collections of receivables	—	5,657,544	6,614,000	(4,279,835)	7,991,709
Purchase of equipment on operating leases, net	—	(48,238)	(41,330)	—	(89,568)
Change in property and equipment and software, net	—	(1,010)	—	—	(1,010)
Net cash from (used in) investing activities	—	(415,224)	989,202	(750)	573,228
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(254,910)	234,042	21,394	526
Net change in indebtedness	172,477	331,262	(1,101,438)	—	(597,699)
Dividends paid to CNH Industrial America LLC	(130,000)	—	—	—	(130,000)
Net cash from (used in) financing activities	42,477	76,352	(867,396)	21,394	(727,173)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(35,865)	398	—	(35,467)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	—	121,200	683,044	—	804,244
End of period	$—	$85,335	$683,442	$—	$768,777

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

NOTE 13: SUBSEQUENT EVENTS

On October 6, 2020, the Company completed an offering of $500,000 in aggregate principal amount of its 1.875% unsecured notes due 2026, with an issue price of 99.761%.

ds

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

Trends and Economic Conditions

As previously disclosed, we face risks related to outbreaks of infectious diseases, including the ongoing Novel Coronavirus (“COVID-19”) pandemic. The challenges posed by the COVID-19 pandemic on the economy continued during the third quarter. The impact of economic uncertainty caused by COVID-19 led to an increase in our allowance for credit losses. COVID-19 has caused disruption and volatility in the capital markets and an economic slowdown. In response to COVID-19, national and local governments have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The duration of these measures is unknown and may be extended, reimposed and/or additional measures may be imposed.

With respect to liquidity, we took several actions to bolster our financial condition and to reduce costs while supporting business operations through the COVID-19 pandemic. Some of these actions included limiting discretionary spending, temporarily furloughing employees, eliminating non-essential travel and delaying or reducing hiring activities.

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the resurgence of COVID-19, its impact on our customers and suppliers and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.

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

Similar to PSCs previously granted to victims of wildfires or hurricanes, we have granted PSCs to customers impacted by COVID-19, particularly in the construction industry, where many businesses were prevented from operating due to a governmental “non-essential business” designation. We continue to review each request for a PSC on an individual basis and only grant those requests that are consistent with our business rules and which will in our judgment minimize losses to our portfolio over time. Though there have been increases in PSC activity over prior periods, PSCs continue to represent a small portion of our portfolio.

	Three Months Ended		Three Months Ended
	June 30,		September 30,
	2020	2019	2020	2019
Number of retail receivables with PSCs granted	4,153	474	474	429
Retail receivables with PSCs granted	$212,473	$35,106	$29,652	$28,343
Percentage of retail receivables with PSCs granted	1.17%	0.19%	0.16%	0.15%

CNH Industrial has confirmed its intention to separate its “On-Highway” (commercial vehicles and powertrain) and “Off-Highway” (agriculture, construction and specialty vehicles) businesses while the original timeline for the implementation of the proposed separation will be extended as a consequence of the market conditions due to the COVID-19 pandemic.

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. During the third quarter of 2020, the COVID-19 pandemic continued to negatively impact certain of CNH Industrial’s end-markets and operations. For the three months ended September 30, 2020, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $937 million and $269 million, respectively, representing an increase of 6.8% and a decrease of 21.1% from the same period in 2019, respectively. For the nine months ended September 30, 2020, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $2,662 million and $600 million, respectively, representing decreases of 6.4% and 42.0% from the same period in 2019, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $38.2 million and $109.2 million for the three and nine months ended September 30, 2020, compared to $36.5 million and $113.5 million for the three and nine months ended September 30, 2019. The quarter-over-quarter increase in net income was primarily due to an increased net interest margin and lower income taxes, partially offset by a higher provision for credit losses. The decrease in net income for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to a higher provision for credit losses and increased expenses related to the operating lease portfolio, partially offset by an increased net interest margin and lower income taxes. The receivables balance greater than 30 days past due as a percentage of managed receivables was 1.0% at September 30, 2020 and 0.7% at both December 31, 2019 and September 30, 2019.

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

Results of Operations

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

Revenues

Revenues for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change
Interest income on retail notes and finance leases	$46,995	$54,110	$(7,115)	(13.1)%
Interest income on wholesale notes	12,673	17,385	(4,712)	(27.1)
Interest and other income from affiliates	75,233	84,315	(9,082)	(10.8)
Rental income on operating leases	64,406	60,534	3,872	6.4
Other income	10,367	8,012	2,355	29.4
Total revenues	$209,674	$224,356	$(14,682)	(6.5)%

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change
Interest income on retail notes and finance leases	$143,015	$166,690	$(23,675)	(14.2)%
Interest income on wholesale notes	41,814	51,120	(9,306)	(18.2)
Interest and other income from affiliates	242,745	257,560	(14,815)	(5.8)
Rental income on operating leases	188,600	181,667	6,933	3.8
Other income	23,021	18,500	4,521	24.4
Total revenues	$639,195	$675,537	$(36,342)	(5.4)%

Revenues totaled $209.7 million and $639.2 million for the three and nine months ended September 30, 2020, respectively, compared to $224.4 million and $675.5 million for the same periods in 2019. The quarter-over-quarter and year-over-year decreases were primarily driven by lower average managed portfolios and slightly lower average yields. The average yield for the managed portfolio was 7.2% and 7.3% for the three months ended September 30, 2020 and 2019, respectively, and 7.3% and 7.5% for the nine months ended September 30, 2020 and 2019, respectively.

Interest income on retail notes and finance leases for the three and nine months ended September 30, 2020 was $47.0 million and $143.0 million, respectively, representing a decrease of $7.1 million and $23.6 million from the same periods in 2019, respectively. For the third quarter, the decrease was due to the unfavorable impacts of $5.5 million from lower interest rates and $1.6 million from lower average earning assets. For the nine months ended September 30, 2020, compared to the same period in 2019, the decrease was due to the unfavorable impacts of $17.2 million from lower interest rates and $6.4 million from lower average earning assets.

Interest income on wholesale notes for the three and nine months ended September 30, 2020 was $12.7 million and $41.8 million, respectively, representing a decrease of $4.7 million and $9.3 million from the same periods in 2019, respectively. For the third quarter, the decrease was due to the unfavorable impacts of $3.4 million from lower interest rates and $1.3 million from lower average earning assets. For the nine months ended September 30, 2020, compared to the same period in 2019, the decrease was due to the unfavorable impacts of $8.8 million from lower interest rates and $0.5 million from lower average earning assets.

Interest and other income from affiliates for the three and nine months ended September 30, 2020 was $75.2 million and $242.7 million, respectively, compared to $84.3 million and $257.6 million, respectively, for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2020, compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $36.8 million and $117.2 million, respectively, a decrease of $3.4 million and $2.5 million from the same periods in 2019, respectively. Both the quarter-over-quarter and year-over-year decreases were primarily due to pricing and mix of programs. For the three and nine months ended September 30, 2020, compensation from CNH Industrial North America for wholesale marketing programs was $23.4 million and $79.5 million, respectively, a decrease of $4.8 million and $11.1 million from the same periods in 2019, respectively. The decreases were primarily due to lower CNH Industrial North America volumes. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $14.8 million and $45.6 million for the three and nine months ended September 30, 2020, a decrease of $0.1 million and an increase of $0.6 million from the same periods in 2019, respectively. Also included in interest and other income from affiliates was $1.0 million and $2.2 million of wholesale factoring income for the three and nine months ended September 30, 2019.

Rental income on operating leases for the three and nine months ended September 30, 2020 was $64.4 million and $188.6 million, representing an increase of $3.9 million and $6.9 million from the same periods in 2019, respectively. The third quarter increase was due to the favorable impacts of $2.5 million from higher interest rates and $1.4 million from higher average earning assets. For the nine months ended September 30, 2020, compared to the same period in 2019, the increase was due to the favorable impacts of $4.7 million from higher average earnings assets and $2.2 million from higher interest rates.

Other income for the three and nine months ended September 30, 2020 was $10.4 million and $23.0 million, representing an increase of $2.4 million and $4.5 million from the same periods in 2019, respectively.

Expenses

Expenses for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change
Total interest expense	$68,840	$88,779	$(19,939)	(22.5)%
Fees charged by affiliates	10,399	11,568	(1,169)	(10.1)
Provision for credit losses	12,575	7,917	4,658	58.8
Depreciation of equipment on operating leases	59,722	56,070	3,652	6.5
Other expenses	8,208	10,536	(2,328)	(22.1)
Total expenses	$159,744	$174,870	$(15,126)	(8.6)%

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change
Total interest expense	$215,502	$262,407	$(46,905)	(17.9)%
Fees charged by affiliates	33,542	35,523	(1,981)	(5.6)
Provision for credit losses	47,712	27,983	19,729	70.5
Depreciation of equipment on operating leases	176,848	172,670	4,178	2.4
Other expenses	23,609	26,795	(3,186)	(11.9)
Total expenses	$497,213	$525,378	$(28,165)	(5.4)%

Interest expense totaled $68.8 million and $215.5 million for the three and nine months ended September 30, 2020, respectively, compared to $88.8 million and $262.4 million for the same periods in 2019. For the three months ended September 30, 2020, the decrease was due to the favorable impacts of $16.9 million from lower average interest rates and $3.0 million from lower average total debt. For the nine months ended September 30, 2020, the decrease was due to the favorable impacts of $38.2 million from lower average interest rates and $8.7 million from lower average total debt. The average debt cost was 2.8% for the nine months ended September 30, 2020 compared to 3.3% for the nine months ended September 30, 2019.

The provision for credit losses was $12.6 million and $47.7 million for the three and nine months ended September 30, 2020, respectively, compared to $7.9 million and $28.0 million for the same periods in 2019. The increases in the provision for credit losses during 2020 were due to the expectation of deteriorating credit conditions related to the COVID-19 pandemic.

Depreciation of equipment on operating leases was $59.7 million and $176.8 million for the three and nine months ended September 30, 2020, respectively, compared to $56.1 million and $172.7 million for the same periods in 2019. The increase for the three and nine months ended September 30, 2020, compared to the same periods in 2019, was primarily due to mix of products in the operating lease portfolio.

Other expenses were $8.2 million and $23.6 million for the three and nine months ended September 30, 2020, respectively, compared to $10.5 million and $26.8 million for the same periods in 2019. For the three months ended September 30, 2020, compared to the same period in 2019, the decrease was due to lower losses on equipment held for sale. The year-over year decrease was primarily due to lower foreign exchange.

The effective tax rates for the three months ended September 30, 2020 and 2019 were 23.6% and 26.2%, respectively. The effective tax rate was 23.1% for the nine months ended September 30, 2020, compared to 24.4% for the same period in 2019.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change
Retail	$790,435	$717,856	$72,579	10.1%
Wholesale	1,744,468	1,892,401	(147,933)	(7.8)
Equipment on operating leases	101,994	167,194	(65,200)	(39.0)
Total originations	$2,636,897	$2,777,451	$(140,554)	(5.1)%

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change
Retail	$2,178,958	$2,074,525	$104,433	5.0%
Wholesale	5,148,945	5,931,271	(782,326)	(13.2)
Wholesale factoring	—	144,040	(144,040)	(100.0)
Equipment on operating leases	375,458	514,369	(138,911)	(27.0)
Total originations	$7,703,361	$8,664,205	$(960,844)	(11.1)%

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

Total receivables and equipment on operating leases held as of September 30, 2020, December 31, 2019 and September 30, 2019 were as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2020	2019	2019
Retail	$6,204,990	$6,268,251	$6,348,795
Wholesale	2,995,497	3,639,774	3,635,250
Wholesale factoring	—	—	15,673
Equipment on operating leases	1,769,774	1,783,283	1,741,913
Total receivables and equipment on operating leases	$10,970,261	$11,691,308	$11,741,631

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 1.4% at September 30, 2020, 1.0% at December 31, 2019 and 0.9% at September 30, 2019. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at September 30, 2020, December 31, 2019 or September 30, 2019. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $44.8 million, $37.2 million and $28.4 million at September 30, 2020, December 31, 2019 and September 30, 2019, respectively. Total wholesale receivables on nonaccrual status were $32.3 million, $29.2 million and $4.6 million at September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

Total receivable charge-off amounts and recoveries, by product, for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Charge-offs:
Retail	$3,244	$11,233	$18,028	$27,799
Wholesale	1	2,416	213	4,581
Total charge-offs	3,245	13,649	18,241	32,380
Recoveries:
Retail	(578)	(512)	(1,905)	(2,188)
Wholesale	(5)	(3)	(8)	(12)
Total recoveries	(583)	(515)	(1,913)	(2,200)
Charge-offs, net of recoveries:
Retail	2,666	10,721	16,123	25,611
Wholesale	(4)	2,413	205	4,569
Total charge-offs, net of recoveries	$2,662	$13,134	$16,328	$30,180

Our allowance for credit losses on all receivables financed totaled $129.9 million at September 30, 2020, $72.8 million at December 31, 2019 and $72.3 million at September 30, 2019. The allowance for credit losses includes $26 million recorded at January 1, 2020 upon the adoption of ASC 326.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of September 30, 2020.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the nine months ended September 30, 2020 and 2019, our cash flows were as follows (dollars in thousands):

	2020	2019
Cash flows from (used in):
Operating activities	$118,478	$341,612
Investing activities	573,228	(128,770)
Financing activities	(727,173)	(365,466)
Net cash increase (decrease)	$(35,467)	$(152,624)

Operating activities in the nine months ended September 30, 2020 generated cash of $118 million, resulting primarily from net income of $109 million, adjusted by depreciation and amortization of $178 million and provision for credit losses of $48 million, partially offset by $11 million in deferred tax benefits and changes in working capital of $206 million. The decrease in cash provided by operating activities for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to $188 million related to changes in working capital, a $55 million change in deferred income tax adjustment and a $4 million decrease in net income, partially offset by a $20 million increase in provision for credit losses and a $4 million increase in depreciation and amortization.

Investing activities in the nine months ended September 30, 2020 generated cash of $573 million, resulting primarily from a reduction in net expenditures for receivables of $664 million, partially offset by $90 million in net expenditures for equipment on operating leases and $1 million in expenditures for property, equipment and software. The increase in cash provided by investing activities for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to a $613 million decrease in net expenditures for receivables, a $88 million decrease in net expenditures for equipment on operating leases and a $1 million decrease in expenditures for property, equipment and software.

Financing activities in the nine months ended September 30, 2020 used cash of $727 million, resulting primarily from net cash paid on short-term borrowings and long-term debt of $528 million and $70 million, respectively, and $130 million in dividends paid to CNH Industrial America, partially offset by net cash received on affiliated debt of $1 million. The increase in cash used in financing activities in the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to an increase in net cash paid on short-term borrowings and affiliated debt of $651 million and $206 million, respectively, partially offset by a decrease in net cash paid on long-term debt of $460 million and lower dividends of $35 million paid to CNH Industrial America.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost-effective financing source and allows access to a wide investor base. CNH Industrial Capital had approximately $4.6 billion of public and private asset-backed securities outstanding in both the U.S. and Canada as of September 30, 2020. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.0 billion at September 30, 2020, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At September 30, 2020, approximately $1.1 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

Committed unsecured facilities with banks as of September 30, 2020 totaled $833 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of September 30, 2020, we had $224 million outstanding under these credit facilities. Included in the remaining available credit commitments is $85 million maintained primarily to provide backup liquidity for commercial paper borrowings.

Our outstanding commercial paper totaled $85 million as of September 30, 2020.

As of September 30, 2020, our unsecured senior notes were as follows (dollars in thousands):

4.375% notes, due 2020	$600,000
4.875% notes, due 2021	500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
1.950% notes, due 2023	600,000
4.200% notes, due 2024	500,000
Hedging, discounts and unamortized issuance costs	49,241
Total	$3,149,241

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

The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured debt securities by the rating agencies engaged by us are the same as those for CNHI. Those ratings as of September 30, 2020 were as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB	A-2	Stable
Fitch Ratings	BBB-	F3	Stable
Moody's Investors Service	Baa3	—	Stable

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $208 million and $214 million as of September 30, 2020 and December 31, 2019, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity was $1.2 billion at September 30, 2020 and $1.3 billion at December 31, 2019. For the nine months ended September 30, 2020, CNH Industrial Capital LLC paid cash dividends of $130 million to CNH Industrial America.

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

Other Data

	As of or for the
	Nine Months Ended September 30,
	2020	2019

	(Dollars in thousands)
Total managed receivables	$9,200,487	$9,999,718
Operating lease equipment	1,769,774	1,741,913
Total managed portfolio	$10,970,261	$11,741,631
Delinquency (1)	0.97%	0.66%
Average managed receivables	$9,539,726	$10,008,156
Net credit loss (2)	0.25%	0.40%
Profitability: (3)
Return on average managed portfolio (4)	1.30%	1.29%
Asset Quality:
Allowance for credit losses/total receivables	1.41%	0.72%

(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Nine months ended September 30, 2020 and 2019 annualized.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.
(5)	The Company’s adoption of ASC 326 on January 1, 2020 measures the allowance based on management’s estimate of the lifetime expected credit losses inherent in the receivables owned by the Company. Prior periods presented reflect measurement of the allowance based on management’s estimate of probable incurred credit losses. See Note 2: New Accounting Pronouncements to this Form 10 Q .

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

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2019 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended September 30, 2020, except for the adoption of ASC 326 on January 1, 2020, which impacted our allowance for credit losses. See Note 2: New Accounting Pronouncements to this Form 10-Q.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) Consolidated Statements of Changes in Stockholder’s Equity for the nine months ended September 30, 2020 and 2019 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: November 10, 2020	By:	/s/ Carlo Alberto Sisto

		Name:	Carlo Alberto Sisto
		Title:	Chairman and President