Form 10-K
period 2020-12-31
CNH Industrial Capital LLC
filed 2021-03-03
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ⌧ Yes  ◻No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻Yes  ⌧No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧Yes  ◻No

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes  ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧ Emerging growth company ◻	Smaller reporting company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ◻ Yes  ⌧ No

As of March 3, 2021, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I

Item 1.  Business

Overview

CNH Industrial Capital LLC (together with its consolidated subsidiaries, “CNH Industrial Capital,” the “Company” or “we”) is an indirect wholly-owned subsidiary of CNH Industrial N.V. (“CNHI” and together with its consolidated subsidiaries, “CNH Industrial”) and is headquartered in Racine, Wisconsin. As a captive finance company, our primary business is to underwrite and manage financing products for end-use customers and dealers of CNH Industrial America LLC (“CNH Industrial America”) and CNH Industrial Canada Ltd. (collectively, “CNH Industrial North America”) and provide other related financial products and services to support the sale of agricultural and construction equipment sold by CNH Industrial North America. We also provide wholesale and retail financing related to new and used equipment manufactured by entities other than CNH Industrial North America. We are often able to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or parts and service incentives), due to our participation in subsidized financing programs sponsored by CNH Industrial North America, which reimburses us for some or all of the cost of such terms. The primary operating subsidiaries of CNH Industrial Capital LLC include CNH Industrial Capital America LLC (“CNH Industrial Capital America”), New Holland Credit Company, LLC (“New Holland Credit”) and CNH Industrial Capital Canada Ltd. (“CNH Industrial Capital Canada”). CNH Industrial Capital America is the primary financing and business entity of CNH Industrial Capital for the United States that enters into retail and wholesale financing arrangements with end-use customers and equipment dealers, and CNH Industrial Capital Canada performs the same functions in Canada, while New Holland Credit acts as the servicer for retail and wholesale receivables originated by CNH Industrial Capital America.

CNH Industrial is the company formed by the merger, completed September 29, 2013, between Fiat Industrial S.p.A. (“Fiat Industrial”) and CNH Global N.V. (“CNH Global”), the former indirect parents of CNH Industrial Capital. As a result of the merger, CNH Industrial Capital LLC and its primary operating subsidiaries, including CNH Industrial Capital America, New Holland Credit and CNH Industrial Capital Canada, are indirect wholly-owned subsidiaries of CNHI (with all of the equity interests in CNH Industrial Capital LLC owned by CNHI through intermediate companies, through which CNHI exercises indirect control over CNH Industrial Capital LLC). CNHI is incorporated in and under the laws of The Netherlands. CNHI has its corporate seat in Amsterdam, The Netherlands, and its principal office in London, England.

CNH Industrial has confirmed its intention to enhance its customer focus through the separation of its "On-Highway" (commercial and specialty vehicles and powertrain) and "Off-Highway" (agriculture and construction) businesses as soon as practicable. Execution of the transaction requires further work on structure, management, governance and other significant matters as well as appropriate corporate approvals (including approval at an extraordinary general meeting of shareholders) and satisfaction of other conditions. CNH Industrial makes no assurance that any spin-off transaction will ultimately occur, or, if one does occur, its terms or timing.

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

CNH Industrial Capital’s revenue is primarily generated through the income of its portfolio and the income generated through marketing programs with CNH Industrial North America. The size of the portfolio is in part related to the level of equipment sales by CNH Industrial North America. The portfolio profitability is linked to the difference between lending and borrowing rates, the credit quality of the borrowers and the value of collateral. For each of the years ended December 31, 2020 and 2019, the percentage of revenue derived by us from CNH Industrial North America and other CNH Industrial subsidiaries was 38%.

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

As of December 31, 2020, CNH Industrial Capital had total assets of $12.5 billion and total stockholder’s equity of $1.3 billion. For the year ended December 31, 2020, CNH Industrial Capital had total revenues of $844.4 million and net income of $143.3 million. As of December 31, 2020, CNH Industrial Capital had outstanding debt (excluding debt owed to affiliates) of $10.1 billion, approximately 68% of which represented secured debt as of such date.

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

CNH Industrial’s Agricultural segment designs, manufactures and distributes a full line of farm machinery and implements, including two-wheel and four-wheel drive tractors, crawler tractors (Quadtrac®), combines, cotton pickers, grape and sugar cane harvesters, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements and material handling equipment. Agricultural equipment is sold in North America under the New Holland Agriculture and Case IH brands, as well as the Steyr, Kongskilde and Överum brands in Europe and the Miller brand, primarily in North America and Australia.

CNH Industrial’s Construction segment designs, manufactures and distributes a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders and compact track loaders. Construction equipment is sold in North America under the CASE Construction Equipment and New Holland Construction brands.

As of December 31, 2020 and 2019, CNH Industrial had total assets of $48.7 billion and $47.4 billion, respectively, and total equity of $5.0 billion and $6.1 billion, respectively.

For the years ended December 31, 2020 and 2019, CNH Industrial had total revenues of $26.0 billion and $28.1 billion, respectively, and net income (loss) attributable to CNH Industrial N.V. of ($0.5) billion and $1.4 billion, respectively. For the year ended December 31, 2020, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America (United States, Canada and Mexico) were $3.8 billion and $1.0 billion, respectively, representing decreases of 4% and 31% from the same period in 2019, respectively.

CNH Industrial Capital is a key financing source for CNH Industrial North America’s end-use customers and dealers. The Company offers financing to customers with advantageous terms that are subsidized by CNH Industrial North America, including low-rate, interest-free or interest-only periods and other sales incentive programs.

Although our primary focus is to finance CNH Industrial North America equipment, we also provide retail and wholesale financing related to new and used agricultural and construction equipment manufactured by entities other than CNH Industrial North America. We are dependent on CNH Industrial North America for substantially all of our business, with revenues related to financing provided to CNH Industrial North America dealers and retail customers purchasing and/or leasing from CNH Industrial North America and its dealers accounting for over 90% of our total revenues for the year ended December 31, 2020, and with loan portfolios attributable to such financing accounting for over 90% of our total managed receivables as of December 31, 2020.

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

We borrow from our affiliates as one of the funding sources for our operations and lending activity. As of December 31, 2020 and 2019, we had outstanding affiliate borrowings of $187.3 million and $213.9 million, respectively, representing 1.8% and 2.0% of our total indebtedness.

CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2020 and 2019, we incurred fees charged by our affiliates of $45.9 million and $46.6 million, respectively, representing 12% and 13%, respectively, of our total administrative and operating expenses.

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

Products and Services

CNH Industrial Capital’s financing products and services fall into the following main categories:

Retail (74.6% of managed portfolio as of December 31, 2020): CNH Industrial Capital provides and administers retail financing to end-use customers for the purchase or lease of new and used CNH Industrial North America equipment or other agricultural and construction equipment sold primarily through CNH Industrial North America dealers and distributors. Retail financing products primarily include retail installment sales contracts, finance leases and operating leases to end-use customers. The terms of retail contracts, finance leases and operating leases generally range from two to six years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America.

CNH Industrial Capital utilizes a proprietary credit scoring model as part of the retail credit approval and review process. CNH Industrial Capital also provides servicing and collection operations generally performed through its subsidiary, New Holland Credit, for the retail financing products.

Wholesale (25.4% of managed portfolio as of December 31, 2020): CNH Industrial Capital provides wholesale financing to dealers to finance purchases of new and used agricultural and construction equipment and parts. In addition, CNH Industrial Capital extends credit to dealers for working capital and other financing needs. Currently, credit is extended to approximately 900 CNH Industrial North America dealers (with each being a separate legal entity) with approximately 1,600 locations in North America.

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

Wholesale Factoring (0.0% of managed portfolio as of December 31, 2020): CNH Industrial Capital Canada purchases short-term receivables from Iveco Argentina from time to time.

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

Employees

As of December 31, 2020, CNH Industrial Capital had approximately 350 employees, none of which were represented by unions.

Item 1A.  Risk Factors

CNH Industrial Capital LLC is an indirect wholly-owned subsidiary of CNHI. The results of operations of the Company are primarily affected by its relationships with CNH Industrial North America.

The following risks are considered the most significant to the Company’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 16 and the other risks described in the Cautionary Note Regarding Forward-Looking Statements beginning on page 25. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and projected future results. Except as may be required by law, we undertake no obligation to publicly update these risks or any forward-looking statements, whether as a result of new information, future events, or otherwise. It is impossible to predict or identify all risk factors and, consequently, you should not consider the following factors to be a complete discussion of risks and uncertainties that may affect us. We invite you to consult further related disclosures we make from time to time in materials filed with or furnished to the United States Securities and Exchange Commission (“SEC”).

COVID-19 Risk

The COVID-19 pandemic could materially adversely affect our business, financial condition, results of operations and/or liquidity.

COVID-19 was first identified in late 2019, spread globally and was declared a global pandemic by the World Health Organization in March 2020. The rapid spread of the virus has had a material, dramatic, and almost immediate impact on public health and has led governments around the world to implement numerous measures to contain the virus, such as travel bans, mandated shutdowns, border closures and other restrictions on the free movement of people and goods.  Travel bans, border closures, restrictions or disruption of transportation, port closures, quarantines, shelter in place orders and other restrictions on the free movement of people and goods, and the introduction of social distancing measures in our facilities have impacted and may further impact our future ability to operate as well as the ability of our suppliers and distributors to operate.  Any future closing of manufacturing facilities due to government mandates, insufficient staffing, weaker demand, or supply constraints, or similar limitations or restrictions for suppliers, or the impact of the COVID-19 pandemic on our ability to execute business continuity plans, could have a material adverse effect on our business, financial position, results of operations, and/or liquidity. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

Disruption caused by business responses to the COVID-19 pandemic, including remote working arrangements, may create increased vulnerability to cybersecurity or data privacy incidents, including breaches of information technology and systems. Risks related to information technology and systems are described in our risk factor “A cybersecurity breach could interfere with our operations, compromise confidential information, negatively impact our corporate reputation and expose us to liability”.

From an economic perspective, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption in CNH Industrial North America’s supply chain and volatility in demand for CNH Industrial North America products and in global capital markets. The COVID-19 pandemic may materially adversely impact many of our customers and other third parties, and may affect their ability to fulfill their obligations to us in a timely manner.

The extent to which the COVID-19 pandemic will impact our business, financial condition, results of operations and/or liquidity will depend on the scale, duration, severity and geographic reach of future developments, which are highly uncertain and cannot be predicted, including notably the possibility of a recurrence or “multiple waves” of COVID-19. There have been instances of re-imposed local lockdowns where infection rates have started to increase again and there is a risk that widespread measures such as strict social distancing and curtailing or ceasing normal business activities may be reintroduced in the future until effective treatments or vaccines have been fully deployed. Uncertainties also include: the impact of the pandemic on our customers and dealers, and delays in their plans to purchase equipment; requests by our customers or dealers for, or government mandated, payment deferrals and contract modifications; difficulties in collecting financial receivables resulting in increased allowances for credit losses; a deterioration in the market value of used equipment resulting in further reserve requirements; the impact of disruptions in the global capital markets and/or declines in our financial performance, outlook or credit ratings, which could increase the cost of capital and could adversely impact our ability to obtain funding in the future; and the impact of the pandemic on demand for CNH Industrial North America products and our services as discussed above. In addition, the ultimate impact of the COVID-19 pandemic will also depend on any new information which may emerge concerning the severity of the COVID-19 pandemic, how quickly normal economic conditions and operations can resume, and any additional actions to contain the spread or mitigate the impact of the virus, whether government-mandated or elected by us. In addition, the COVID-19 pandemic may exacerbate many of the other risks described in this Annual Report on Form 10-K.

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

As of December 31, 2020, we had an aggregate of $10.3 billion of consolidated indebtedness and our equity was $1.3 billion. The extent of our indebtedness could have important consequences on our operations and financial results, including:

●	we may not be able to secure additional funds for working capital, capital expenditures, debt service requirements or general corporate purposes;
●	we may need to use a portion of our projected future cash flow from operations to pay principal and interest on our indebtedness, which may reduce the amount of funds available to us for other purposes;
●	we may be more financially leveraged than some of our competitors, which could put us at a competitive disadvantage;
●	we may not be able to invest in the development or introduction of new products or new business opportunities;
●	our future cash may be exposed to the risk of rate volatility;
●	we may not be able to adjust rapidly to changing market conditions, which may make us more vulnerable to a downturn in general economic conditions; and
●	we may not be able to access the capital markets on favorable terms, which may adversely affect our ability to provide competitive retail and wholesale financing programs.

Further, our indebtedness under some of our instruments, including our revolving credit facilities and derivative transactions, may bear interest at variable interest rates based on the London Interbank Offered Rate (“LIBOR”). The LIBOR benchmark has been subject to national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. Subsequently, the benchmark administrator for the U.S. dollar LIBOR announced a proposal to extend the publication of the most commonly used U.S. dollar LIBOR settings until June 2023. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist or be unsuitable to use as a benchmark. The consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact new credit facilities and derivative transactions. Any changes to benchmark rates could have an impact on our cost of funds and our access to the capital markets, which could impact our financial position.

Restrictive covenants in our debt agreements could limit our financial and operating flexibility.

The agreements governing our outstanding debt securities and other credit agreements to which we are a party from time to time contain, or may contain, covenants that restrict our ability and/or that of our subsidiaries to, among other things:

●	incur additional indebtedness;
●	make certain investments;
●	enter into certain types of transactions with affiliates;
●	sell or acquire certain assets or merge with or into other companies;
●	use assets as security in other transactions; and/or
●	enter into sale and leaseback transactions.

These restrictive covenants could limit our financial and operating flexibility. For example:

●	limits on incurring additional debt and using assets as security in other transactions could materially limit our future business prospects by restricting us from financing as many customers as we otherwise would, particularly if our traditional funding sources (including principally the ABS markets) were not available;
●	limits on investments could result in a return on assets lower than that of our competitors; and
●	limits on the sale of assets or merger with or into other companies could deny us a future business opportunity despite the benefits that could be realized from such a transaction.

In addition, we are required to maintain a certain coverage level for leverage; our leverage ratio, defined as the ratio of total net debt to equity, is required not to exceed 9.00:1.

Although we do not believe any of these covenants materially restrict our operations currently, a breach of one or more of the covenants could result in adverse consequences that could negatively impact our businesses, results of operations and financial position. These consequences may include the acceleration of amounts outstanding under certain of our credit facilities, triggering an obligation to redeem certain debt securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the facilities or to enter into new facilities or the lowering or modification of CNHI’s or our credit ratings. We cannot assure you that we will continue to comply with each restrictive covenant at all times, particularly if we were to encounter challenging and volatile market conditions. For further information, see Note 8: Credit Facilities and Debt to the consolidated financial statements for the year ended December 31, 2020.

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

Our business is largely dependent upon the demand for CNH Industrial North America’s products and its customers’ willingness to enter into financing or leasing arrangements with respect thereto. A significant and prolonged decrease in demand for CNH Industrial North America’s products could have a material adverse effect on our business, financial position, results of operations and cash flows. Our primary business is to provide retail and wholesale financing alternatives for CNH Industrial North America’s products to CNH Industrial North America’s customers and dealers. The demand for CNH Industrial North America’s products and our financing products and services is influenced by factors such as:

●	the price of agricultural commodities and the ability to competitively export agricultural commodities;
●	the profitability of agricultural enterprises, farmers’ income and their capitalization;
●	the demand for food products;
●	the availability of stocks and yields from previous harvests;
●	agricultural policies, including aid and subsidies to agricultural enterprises provided by governments and/or supranational organizations, policies impacting commodity prices or limiting the export or import of commodities, and alternative fuel mandates;
●	change in trade agreements or trade terms, negotiation of new trade agreements and the imposition of new tariffs against certain countries or covering certain products or raw materials;
●	change in or uncertainty surrounding global trade policies;
●	droughts, floods and other unfavorable climatic conditions, especially during the spring, a particularly important period for generating CNH Industrial North America’s sales orders;
●	public infrastructure spending;
●	new residential and non-residential construction;
●	capital spending in oil and gas and, to a lesser extent, in mining;
●	engine emissions and other applicable legal requirements, as well as the effective date of such requirements; and
●	changes in global market conditions, including interest rates.

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

CNH Industrial North America sponsors certain marketing programs that allow us to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or parts and service incentives). This support from CNH Industrial North America provides a material competitive advantage in offering financing to customers of CNH Industrial North America’s products. Any elimination or reduction of these marketing programs, which affects our ability to offer competitively priced financing to customers, could in turn reduce the percentage of CNH Industrial North America’s products financed by us and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the years ended December 31, 2020, 2019 and 2018, the revenues recognized by us from CNH Industrial North America for marketing programs were $323.8 million, $343.2 million and $333.8 million, respectively, each representing 38% of our total revenues for that year.

CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2020, 2019 and 2018, we incurred fees charged by our affiliates of $45.9 million, $46.6 million and $47.5 million, respectively, representing 12%, 13% and 13%, respectively, of our total administrative and operating expenses.

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

Fundamental to any organization that extends credit is the credit risk associated with its customers/borrowers. The creditworthiness of each customer, rates of delinquency and default, repossessions and net losses on customer receivables are impacted by many factors, including:

●	relevant industry and general economic conditions (in particular, those conditions most directly affecting the agricultural and construction industries);
●	the availability of capital;
●	the terms and conditions applicable to extensions of credit;
●	interest rates;
●	the experience and skills of the customer’s management team;
●	commodity prices;
●	political events, including government mandated moratoria on payments;
●	the weather; and
●	the value of the collateral securing the extension of credit.

Deterioration in the quality of our financial assets, an increase in delinquencies or defaults, or a reduction in collateral recovery rates could have an adverse impact on our financial performance. These risks become more acute in an economic slowdown or recession due to decreased demand for (or availability of) credit, declining asset values, changes in government subsidies, reductions in collateral to receivable balance ratios, and an increase in delinquencies, defaults, insolvencies, foreclosures and losses. In such circumstances, our receivable servicing and litigation costs may also increase. In addition, governments may pass laws, or implement regulations, that modify rights and obligations under existing agreements, or which prohibit or limit the exercise of contractual rights; which events occurred in response to the COVID-19 pandemic in certain jurisdictions.

When a borrower defaults on a receivable and we repossess collateral securing the repayment of the receivable, our ability to recover or mitigate losses by selling the collateral is subject to the current market value of such collateral. Those values are affected by levels of new and used inventory of agricultural and construction equipment on the market. They are also dependent upon the strength or weakness of market demand for new and used agricultural and construction equipment, which is affected by the strength of the general economy. In addition, repossessed collateral may be in poor condition, which would reduce its value. Finally, relative pricing of used equipment, compared with new equipment, can affect levels of market demand and the resale of repossessed equipment. All of the foregoing could increase losses on receivables and operating leases, adversely affecting our financial position and results of operations.

Changes in interest rates, exchange rates and market liquidity could have a material adverse effect on our earnings and cash flows.

Because a significant number of our receivables are generated at fixed interest rates, our business is subject to fluctuations in interest rates. Although we seek to match fund our assets, with approximately 69% of our receivables and approximately 64% of our funding at a fixed rate, respectively, as of December 31, 2020, changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow.

We are subject to currency exchange risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, the reporting currency for the consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in other currencies. Those assets, liabilities, expenses and revenues are translated into the U.S. dollar at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items reflected in the consolidated financial statements, even if their value remains unchanged in the original currency. Changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our financial position and results of operations.

We also rely on the capital markets and a variety of funding programs to provide liquidity for our operations, including committed asset backed and unsecured facilities and the issuance of secured and unsecured debt. Significant changes in market liquidity conditions could affect our access to funding and the associated funding costs and reduce our earnings and cash flow.

Although we seek to manage interest rate, exchange rate and market liquidity risks with a variety of techniques, including a match funding program, the selective use of derivatives and a diversified funding program, there can be no assurance that fluctuations in interest rates, exchange rates and market liquidity conditions will not have a material adverse effect on our earnings and cash flow. If any of the variety of instruments and strategies we use to hedge our exposure to these various types of risk is ineffective, we may incur losses.

Changes in government monetary or fiscal policies may negatively impact our results.

Governments may implement measures designed to slow economic growth (e.g., higher interest rates, reduced bank lending and other anti-inflation measures). Rising interest rates could have a dampening effect on the overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect demand for our products and our customers’ ability to repay obligations to us. Central banks and other policy arms of many countries may take actions to vary the amount of liquidity and credit available in an economy. The impact from a change in liquidity and credit policies could negatively affect the customers and markets we serve, which could adversely impact our business, results of operations and financial condition. Government initiatives that are intended to stimulate or reduce demand for products sold by CNH Industrial North America, such as changes in tax treatment or purchase incentives for new equipment, can significantly influence the timing and level of our revenues. The terms, size and duration of such government actions are unpredictable and outside of our control. Any adverse change in government policy relating to those initiatives could have a material adverse effect on our business, results of operations and financial condition. Additionally, it is unclear what the macroeconomic effects will be of the economic stimulus actions taken by various countries in order to mitigate the adverse economic impact of the COVID-19 pandemic and of the resulting increase in government debt.

If we are unable to obtain funding, in particular through the ABS market and committed asset-backed facilities, at competitive rates, our ability to conduct our financing business may be severely impaired and our financial position, results of operations and cash flows may be materially and adversely affected.

We have traditionally relied upon the ABS market and committed asset-backed facilities as a primary source of funding and liquidity. Access to funding at competitive rates is essential to our business. An inability to access the ABS market or a significant reduction in liquidity in the secondary market for ABS transactions could adversely affect our ability to sell receivables on a favorable or timely basis. Such conditions could have an adverse impact on our access to funding, financial position and results of operations.

If we breach our representations and warranties in connection with our ABS transactions, we may be required to repurchase non-conforming receivables from the securitization vehicles, which could have an adverse effect on our financial position, results of operations and cash flows.

In connection with our ABS transactions, we make customary representations and warranties regarding the assets being securitized, as disclosed in the relevant offering documents. While no recourse provisions exist that allow holders of asset-backed securities issued by our ABS trusts to require us to repurchase those securities, a breach of these representations and warranties could give rise to an obligation to repurchase non-conforming receivables from the trusts. Any obligation to make future repurchases could have an adverse effect on our financial position, results of operations and cash flows.

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

Our operations are subject to extensive, complex and frequently changing rules, regulations and legal interpretations from various governmental authorities, which among other things:

●	regulate credit granting activities, including establishing licensing requirements;
●	establish maximum interest rates, finance and other charges;
●	regulate customers’ insurance coverage;
●	require disclosures to customers;
●	govern secured and unsecured transactions;
●	set collection, foreclosure, repossession and claims handling procedures and other trade practices;
●	prohibit discrimination in the extension of credit and administration of loans; and
●	regulate the use, handling and reporting of information related to applicants and borrowers.

As applicable laws are amended or construed differently, new laws are adopted to expand the scope of regulation imposed upon us, or existing laws prohibit interest rates we charge from rising to a level commensurate with risk and market conditions, such events could adversely affect our business and our financial position and results of operations.

New regulations or changes in financial services regulations could adversely impact us.

Our operations are highly regulated by governmental authorities which can impose significant additional costs and/or restrictions on our business. For example, the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), including its implementing regulations, may substantially affect our origination, servicing and securitization programs. The Dodd-Frank Act also strengthened the regulatory oversight of these securities and related capital market activities by the SEC and increased the regulation of the ABS markets through, among other things, a mandated risk retention requirement for securitizers and a direction to regulate credit rating agencies. Future regulations may affect our ability to engage in these capital market activities or increase the effective cost of such transactions, which could adversely affect our financial position, results of operations and cash flows.

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

In addition, natural disasters, epidemics and pandemics, acts of terrorism or violence, equipment failures, power outages, disruptions to our information technology systems and networks or other unexpected events could result in physical damage to and complete or partial closure of one or more of CNH Industrial’s manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of parts or component products, and disruption and delay in the transport of CNH Industrial North America’s products to dealers and customers. In the event such events occur, our financial results might be negatively impacted. Our existing insurance arrangements may not protect against all costs that may arise from such events.

Furthermore, the potential physical impacts of climate change on CNH Industrial North America’s facilities, suppliers and customers, and therefore on its operations, are highly uncertain and will be driven by the circumstances developing in various geographical regions. These may include long-term changes in temperature and water availability. These potential physical effects may adversely impact the demand for CNH Industrial North America’s products and the cost, production, sales and financial performance of its operations and as a result could adversely affect our financial position, results of operations and cash flows.

Changes in demand for food and alternate energy sources could impact our revenues.

Changing worldwide demand for farm outputs to meet the world’s growing food and alternative energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which affect sales of agricultural equipment. While higher commodity prices will benefit our crop producing agricultural equipment customers, higher commodity prices also result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. Lower commodity prices directly affect farm income, which could negatively affect sales of agricultural equipment. Moreover, changing alternative energy demands may cause farmers to change the types or quantities of the crops they grow, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for CNH Industrial North America’s equipment and result in higher research and development costs related to equipment fuel standards.

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

As of December 31, 2020, our total operating lease residual values were $1.5 billion.

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

During previous capital markets crises, which had a material adverse effect on the ABS markets, we relied more heavily upon financing provided by CNH Industrial and its predecessors. In the event of a severe downturn in the ABS markets, we would need to look to alternative funding sources, including CNH Industrial, though CNH Industrial would have no obligation to provide such financing (other than the obligations assumed by CNHI under the support agreement, dated November 4, 2011). To the extent CNH Industrial does not provide such financing to us when needed, we could suffer from a lack of funding and/or incur increased funding costs if funding is obtained through less favorable sources.

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

We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of our business activities. These systems include invoicing and collection of payments from CNH Industrial North America’s dealers and from our customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information and the proprietary information of our customers and CNH Industrial North America’s dealers, as well as personally identifiable information of our dealers, customers and our employees, in data centers and on information technology networks. Operating these information technology systems and networks, and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Increased information technology security threats (e.g. worms, viruses, malware, phishing attacks, ransomware, and other malicious threats) and more sophisticated computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data. The foregoing risks are heightened in the current environment where a material percentage of our employees have been and continue to work from home due to the COVID-19 pandemic.

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

A failure or breach in security, whether of our systems and networks or those of third parties on which we rely, could expose us and our customers and dealers to risks of misuse of information or systems, the compromising of confidential information, loss of financial resources, manipulation and destruction of data and operations disruptions, which in turn could adversely affect our reputation, competitive position, businesses and results of operations. Security breaches could also result in litigation, regulatory action, unauthorized release of confidential or otherwise protected information and corruption of data, as well as remediation costs and higher operational and other costs of implementing further data protection measures. In addition, as security threats continue to evolve, we may need to invest additional resources to protect the security of our systems and data. The amount or scope of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.

Changes in privacy laws could disrupt our business.

The regulatory framework for privacy and data security issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect personal information and other data as part of our business operations. This data is subject to a variety of U.S. and foreign laws and regulations. New privacy laws will continue to come into effect around the world. We may be required to incur significant costs to comply with this and other privacy and data security laws, rules and regulations. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules and regulations could have an adverse effect on our business prospects, results of operations and/or financial position.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of CNH Industrial Capital LLC’s limited liability company interests are owned by CNH Industrial America, which is indirectly wholly-owned by CNHI. There is currently no established trading market for CNH Industrial Capital LLC’s limited liability company interests. CNH Industrial Capital LLC paid cash dividends of $130 million, $265 million and $130 million to CNH Industrial America in 2020, 2019 and 2018, respectively.

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

Trends and Economic Conditions

During 2020, the impact of economic uncertainty caused by COVID-19 led to an increase in our allowance for credit losses. COVID-19 has caused disruption and volatility in the capital markets and an economic slowdown. In response to COVID-19, national and local governments have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The duration of these measures is unknown and may be extended, reimposed and/or additional measures may be imposed.

With respect to liquidity, we took several actions during 2020 to bolster our financial condition and to reduce costs while supporting business operations through the COVID-19 pandemic. Some of these actions included limiting discretionary spending, temporarily furloughing employees, eliminating non-essential travel and delaying or reducing hiring activities.

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the resurgence of COVID-19, its impact on our customers and suppliers and governmental and community vaccination efforts to the pandemic, which are uncertain. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.

The COVID-19 pandemic has necessitated a careful balancing of the needs of those customers hardest hit by the economic slowdown with our objective to minimize losses on existing retail receivables. Similar to PSCs previously granted to victims of wildfires or hurricanes, whereby we offered customers the ability to defer one or more payments, we have granted a payment schedule change (“PSC”) to customers impacted by COVID-19, particularly in the construction industry. We continue to review each request for a PSC on an individual basis with customers that were generally current in their payment obligations. PSC approvals are based on our internal business rules, along with a risk-based analysis for each customer, and which will in our judgment minimize losses to our portfolio over time. Though there was increased PSC activity in the second quarter of 2020, PSC activity normalized in the second half of 2020. PSCs continue to represent a small portion of our portfolio.

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. During 2020, the COVID-19 pandemic negatively impacted certain of CNH Industrial’s end-markets and operations. For the year ended December 31, 2020, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $3.8 billion and $1.0 billion, respectively, representing decreases of 4% and 31% from the same period in 2019, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $143.3 million for the year ended December 31, 2020, compared to $149.0 million for the year ended December 31, 2019. The decrease in net income was primarily due to higher provisions for credit losses and a lower average managed portfolio, partially offset by an increased net interest margin and lower losses on used equipment sales. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.7%, 0.7% and 0.6% at December 31, 2020, 2019 and 2018, respectively.

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

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues

Revenues for the years ended December 31, 2020 and 2019 were as follows (dollars in thousands):

	2020	2019	$ Change	% Change
Interest income on retail notes and finance leases	$183,229	$218,454	$(35,225)	(16.1)%
Interest income on wholesale notes	53,109	67,773	(14,664)	(21.6)
Interest and other income from affiliates	324,424	345,789	(21,365)	(6.2)
Rental income on operating leases	255,878	243,044	12,834	5.3
Other income	27,767	25,829	1,938	7.5
Total revenues	$844,407	$900,889	$(56,482)	(6.3)%

Revenues totaled $844.4 million for the year ended December 31, 2020 compared to $900.9 million for the year ended December 31, 2019. A lower average portfolio and a lower average yield drove the year-over-year decrease in total revenues. The average yield for the managed portfolio was 7.3% for the year ended December 31, 2020, compared to 7.5% for the year ended December 31, 2019.

Interest income on retail notes and finance leases for the year ended December 31, 2020 was $183.2 million,  representing a decrease of $35.2 million from the year ended December 31, 2019. The decrease was primarily due to a $28.1 million unfavorable impact from lower interest rates and a $7.1 million unfavorable impact from lower average earning assets.

Interest income on wholesale notes for the year ended December 31, 2020 was $53.1 million, representing a decrease of $14.7 million from the year ended December 31, 2019. The decrease was primarily due to a $10.4 million unfavorable impact from lower interest rates and a $4.3 million unfavorable impact from lower average earning assets.

Interest and other income from affiliates for the year ended December 31, 2020 was $324.4 million, representing a decrease of $21.4 million from the year ended December 31, 2019. Compensation from CNH Industrial North

America for retail low-rate financing programs and interest waiver programs offered to customers was $154.0 million and $160.4 million for the years ended December 31, 2020 and 2019, respectively. The decrease was primarily due to pricing and mix of programs. For the year ended December 31, 2020, compensation from CNH Industrial North America for wholesale marketing programs was $108.5 million compared to $122.6 million for the prior year. The decrease was primarily due to dealer destocking efforts. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $61.3 million and $60.2 million for the years ended December 31, 2020 and 2019, respectively. Also included in interest and other income from affiliates was $2.2 million of wholesale factoring income for the year ended December 31, 2019.

Rental income on operating leases for the year ended December 31, 2020 was $255.9 million, representing an increase of $12.8 million from the year ended December 31, 2019. The increase was primarily due to a $7.1 million favorable impact from higher average earning assets and a $5.7 million favorable impact from higher interest rates.

Other income for the year ended December 31, 2020 was $27.8 million, representing an increase of $1.9 million from the year ended December 31, 2019.

Expenses

Expenses for the years ended December 31, 2020 and 2019 were as follows (dollars in thousands):

	2020	2019	$ Change	% Change
Total interest expense	$279,958	$347,273	$(67,315)	(19.4)%
Fees charged by affiliates	45,905	46,601	(696)	(1.5)
Provision for credit losses	59,044	35,703	23,341	65.4
Depreciation of equipment on operating leases	237,405	229,652	7,753	3.4
Other expenses	35,303	48,446	(13,143)	(27.1)
Total expenses	$657,615	$707,675	$(50,060)	(7.1)%

Interest expense totaled $280.0 million for the year ended December 31, 2020 compared to $347.3 million for the year ended December 31, 2019. The decrease was primarily due to a $54.3 million favorable impact from lower average interest rates and a $13.0 million favorable impact from lower average total debt. The average debt cost was 2.7% for the year ended December 31, 2020 compared to 3.3% for the year ended December 31, 2019.

The provision for credit losses was $59.0 million for the year ended December 31, 2020 compared to a provision of $35.7 million for the year ended December 31, 2019. The increase in 2020 was primarily due to the expectation of deteriorating credit conditions related to the COVID-19 pandemic and the adoption of the new allowance for credit losses accounting standard on January 1, 2020. In the current year, we measured our allowance based on management’s estimate of the lifetime expected credit losses inherent in the receivables while in the prior period, we measured our allowance based on management’s estimate of incurred credit losses.

Depreciation of equipment on operating leases increased by $7.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to mix of products in the operating lease portfolio.

Other expenses decreased by $13.1 million for the year ended December 31, 2020 compared to the prior year, primarily due to lower losses on used equipment sales.

The effective tax rate for the year ended December 31, 2020 was a provision of 23.3%, compared to a provision of 22.9% for the year ended December 31, 2019.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the years ended December 31, 2020 and 2019 were as follows (dollars in thousands):

	2020	2019	$ Change	% Change
Retail	$3,030,219	$2,817,879	$212,340	7.5%
Wholesale	7,441,811	8,418,508	(976,697)	(11.6)
Wholesale factoring	—	144,040	(144,040)	(100.0)
Equipment on operating leases	598,387	715,686	(117,299)	(16.4)
Total originations	$11,070,417	$12,096,113	$(1,025,696)	(8.5)%

The year-over-year increase in retail originations was primarily due to increased penetration. The year-over-year decrease in wholesale originations was primarily due to decreased unit sales of CNH Industrial North America agricultural equipment, while the year-over-year decrease in operating lease originations was primarily due to programming.

Total receivables and equipment on operating leases held as of December 31, 2020 and 2019 were as follows (dollars in thousands):

	2020	2019	$ Change	% Change
Retail	$6,270,448	$6,268,251	$2,197	0.0%
Wholesale	2,762,499	3,639,774	(877,275)	(24.1)
Equipment on operating leases	1,859,184	1,783,283	75,901	4.3
Total receivables and equipment on operating leases	$10,892,131	$11,691,308	$(799,177)	(6.8)%

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 1.1% and 1.0% at December 31, 2020 and 2019, respectively. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at December 31, 2020 or 2019. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $37.5 million and $37.2 million at December 31, 2020 and 2019, respectively. Total wholesale receivables on nonaccrual status were $35.4 million and $29.2 million at December 31, 2020 and 2019, respectively.

Total receivable charge-offs and recoveries, by product, for the years ended December 31, 2020 and 2019 were as follows (dollars in thousands):

	2020	2019
Charge-offs:
Retail	$23,147	$35,535
Wholesale	1,530	5,102
Total charge-offs	24,677	40,637
Recoveries:
Retail	(2,481)	(3,046)
Wholesale	(10)	(16)
Total recoveries	(2,491)	(3,062)
Charge-offs, net of recoveries:
Retail	20,666	32,489
Wholesale	1,520	5,086
Total charge-offs, net of recoveries	$22,186	$37,575

Our allowance for credit losses on all receivables financed totaled $136.1 million at December 31, 2020 and $72.8 million at December 31, 2019. The allowance for credit losses includes $26 million recorded on January 1, 2020 upon the adoption of ASC 326.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of December 31, 2020.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Comparisons for the year ended December 31, 2019 to the year ended December 31, 2018 are discussed in Item 7 of the Company’s 2019 annual report filed with the SEC on March 3, 2020.

Liquidity and Capital Resources

The following discussion of liquidity and capital resources principally focuses on our statements of cash flows, balance sheets and capitalization. CNH Industrial Capital’s current funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments.

In the past, securitization has been one of our most economical sources of funding and, therefore, the majority of our originated receivables are securitized, with the cash generated from such receivables utilized to repay the related debt or purchase new receivables.

In addition, we have secured and unsecured facilities, commercial paper, unsecured notes, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the years ended December 31, 2020 and 2019, our cash flows were as follows (dollars in thousands):

	2020	2019
Cash flows from (used in):
Operating activities	$117,118	$482,684
Investing activities	757,935	(46,952)
Financing activities	(660,746)	(431,359)
Net cash increase (decrease)	$214,307	$4,373

Operating activities in the year ended December 31, 2020 generated cash of $117 million, resulting primarily from net income of $143 million, adjusted by depreciation and amortization of $239 million and provision for credit losses of $59 million, partially offset by $12 million of deferred tax benefits and changes in working capital of $312 million. The decrease in cash provided by operating activities in 2020 compared to 2019 was primarily due to $340 million related to changes in working capital, a $51 million change in deferred income tax adjustment and a $6 million decrease in net income, partially offset by a $23 million increase in provision for credit losses and a $8 million increase in depreciation and amortization expense. Operating activities in 2019 generated cash of $483 million, resulting primarily from net income of $149 million, adjusted by depreciation and amortization of $231 million, provision for credit losses of $36 million, deferred tax expenses of $38 million and changes in working capital of $28 million.

Investing activities in the year ended December 31, 2020 generated cash of $758 million, resulting primarily from a net reduction in receivables of $915 million, partially offset by net expenditures of $154 million for equipment on operating leases and $3 million for property, equipment and software. The increase in cash provided by investing activities in 2020 compared to 2019 was primarily due to a $744 million decrease in net expenditures for receivables, a $60 million decrease in net expenditures for equipment on operating leases and a $1 million decrease in expenditures for property, equipment and software. Investing activities in 2019 used cash of $47 million, resulting primarily from net expenditures of $214 million for equipment on operating leases and $4 million for property, equipment and software, partially offset by a net reduction in receivables of $171 million.

Financing activities in the year ended December 31, 2020 used cash of $661 million, resulting primarily from net cash paid on short-term borrowings and affiliated debt of $640 million and $30 million, respectively, and $130 million in dividends paid to CNH Industrial America, partially offset by net cash received on long-term debt of $139 million. The increase in cash used in financing activities in 2020 compared to 2019 was primarily due to an increase in net cash paid on short-term borrowings of $754 million, partially offset by a decrease in net cash paid on long-term debt and affiliated debt of $358 million and $32 million, respectively, and lower dividends of $135 million paid to CNH Industrial America. Financing activities in 2019 used cash of $431 million, resulting primarily from $265 million in dividends paid to CNH Industrial America and net cash paid on long-term debt and affiliated debt of $218 million and $62 million, respectively, partially offset by net cash received on short-term borrowings of $114 million.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost-effective financing source and allows access to a wide investor base. CNH Industrial Capital had approximately $4.0 billion of public and private asset-backed securities outstanding in both the U.S. and Canada as of December 31, 2020. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.1 billion at December 31, 2020, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At December 31, 2020, approximately $176 million of funding was available for use under these facilities.

Unsecured Facilities and Debt

Committed unsecured facilities with banks as of December 31, 2020 totaled $777 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of December 31, 2020, we had $181 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for our commercial paper borrowings, as needed. There was no outstanding commercial paper as of December 31, 2020.

As of December 31, 2020, our unsecured senior notes were as follows (dollars in thousands):

4.875% notes, due 2021	$500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
1.950% notes, due 2023	600,000
4.200% notes, due 2024	500,000
1.875% notes, due 2026	500,000
Hedging, discounts and unamortized issuance costs	41,689
Total	$3,041,689

These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

On November 6, 2020, we repaid $600 million of our 4.375% unsecured notes due 2020.

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

The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured debt securities by the rating agencies engaged by us are the same as those for CNHI. Those ratings as of December 31, 2020 were as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB	A-2	Stable
Fitch Ratings	BBB-	F3	Stable
Moody's Investors Service	Baa3	-	Stable

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $187 million and $214 million as of December 31, 2020 and 2019, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at both December 31, 2020 and 2019 was $1.3 billion. During 2020, CNH Industrial Capital LLC paid cash dividends of $130 million to CNH Industrial America.

Liquidity

While we expect securitization to continue to represent a material portion of our capital structure and affiliated borrowings to remain a marginal source of funding, we will continue to diversify our funding sources and expand our investor base to support our investment grade credit ratings. These diversified funding sources include committed asset-backed facilities, unsecured notes, bank facilities and a commercial paper program.

The liquidity available for use varies due to: (a) changes in origination volumes, reflecting the financing needs of our customers, and is influenced by the timing of any refinancing of underlying receivables; and (b) the execution of our funding strategy of maintaining a sufficient level of liquidity and flexible access to a wide variety of financial instruments.

Debt

Our consolidated debt as of December 31, 2020 and 2019 is set forth in the table below (dollars in thousands):

	2020	2019
Short-term debt (including current maturities of long-term debt)	$4,229,428	$4,790,172
Long-term debt	5,869,860	5,779,581
Total third-party debt	10,099,288	10,569753
Affiliated debt	187,310	213,856
Total debt	$10,286,598	$10,783,609

Cash, Cash Equivalents and Restricted Cash

The following table shows cash and cash equivalents and restricted cash as of December 31, 2020 and 2019 (dollars in thousands):

	2020	2019
Cash and cash equivalents	$392,929	$174,966
Restricted cash	625,622	629,278
Total cash	$1,018,551	$804,244

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

Off-Balance Sheet Arrangements

For additional information, see “Note 13: Commitments and Contingencies” to our consolidated financial statements for the year ended December 31, 2020.

Contractual Obligations

The following table sets forth the aggregate amounts of our contractual obligations and commitments as of December 31, 2020 with definitive payment terms that will require significant cash outlays in the future (dollars in thousands).

	Payments Due by Period
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years
Short-term and long-term debt (1)	$10,099,288	$4,229,428	$3,840,801	$1,448,926	$580,133
Affiliated debt	187,310	187,310	—	—	—
Interest on fixed rate debt	749,893	197,656	340,337	202,525	9,375
Interest on floating rate debt (2)	152,286	35,413	65,742	49,921	1,210
Operating leases (3)	9,500	1,900	5,700	1,900	—
Total contractual obligations	$11,198,277	$4,651,707	$4,252,580	$1,703,272	$590,718

(1)Short-term debt shown as less than one year includes current maturities of long-term debt of $2,915,106.
(2)The interest funding requirements are based on the year-end 2020 interest rates.
(3)Minimum rental commitments.

See “Liquidity and Capital Resources - Debt” for information relating to our consolidated debt as of December 31, 2020.

Other Data

	As of or for the
	Year Ended December 31,
	2020	2019	2018

	(Dollars in thousands)
Total managed receivables	$9,032,947	$9,908,025	$10,025,338
Operating lease equipment	1,859,184	1,783,283	1,724,217
Total managed portfolio	$10,892,131	$11,691,308	$11,749,555
Delinquency (1)	0.74%	0.69%	0.57%
Average managed receivables	$9,356,087	$9,987,527	$10,051,880
Net credit loss (2)	0.24%	0.38%	0.36%
Profitability:
Average receivable yields (3)	5.33%	5.72%	5.49%
Average debt cost	2.73%	3.26%	3.03%
Return on average managed portfolio (4)	1.29%	1.27%	1.33%
Asset Quality:
Allowance for credit losses/total receivables (5)	1.51%	0.73%	0.74%

(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Yield on retail and wholesale receivables.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.
(5)	The Company’s adoption of ASC 326 on January 1, 2020 measures the allowance based on management’s estimate of the lifetime expected credit losses inherent in the receivables owned by the Company. Prior periods presented reflect measurement of the allowance based on management’s estimate of incurred credit losses. See Note 2: Summary of Significant Accounting Policies to this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

The annual report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this filing, including statements regarding our future responses to COVID-19 pandemic; competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, capital expenditures, dividends, capital structure or other financial items; costs; and plans and objectives of management regarding operations, products and services, are forward-looking statements. These statements may include terminology such as “may,” “will,” “expect,” “could,” “should,” “intend,” “estimate,” “anticipate,” “believe,” “outlook,” “continue,” “remain,” “on track,” “design,” “target,” “objective,” “goal,” “forecast,” “projection,” “prospects,” “plan,” or similar terminology. Forward-looking statements are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize or other assumptions underlying any of the forward-looking statements prove to be incorrect, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: the many interrelated factors that affect customer confidence and demand for our financing products and services; the unknown duration and economic, operational and financial impacts of the COVID-19 pandemic; general economic conditions; changes in government policies regarding banking, monetary and fiscal policies; legislation, particularly relating to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including protectionist trade policies such as higher tariffs, sanctions, import quotas, capital controls and new barriers to entry or consequent reactions by other governments against such policies; costs related to litigation or regulatory actions; actions of competitors in the various industries in which CNH Industrial North America competes; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; a decline in the price of used equipment; political and civil unrest; volatility and deterioration of capital and financial markets, the duration and scope of the COVID-19 pandemic and governmental, business and individuals’ response thereto; other similar risks and uncertainties and our success, and CNH Industrial North America’s success, in managing the risks involved in the foregoing.

Forward-looking statements are based upon assumptions relating to the factors described in this annual report, which are sometimes based upon estimates and data received from third parties. Such estimates and data are often revised. Our actual results could differ materially from those anticipated in such forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update or revise publicly our forward-looking statements.

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

Allowance for Credit Losses

The allowance for credit losses is our estimate of the lifetime expected credit losses inherent in the receivables owned by us. Retail receivables include retail and other notes and finance lease products offered for retail purchases of new and used equipment sold through our dealer network. Wholesale receivables include financing of the sale of goods to dealers and distributors by us, and to a lesser extent, the financing of dealer operations. Wholesale factoring receivables represent the short-term receivables purchased from Iveco Argentina S.A. Typically, our receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk.

Retail receivables that share the same risk characteristics such as, collateralization levels, geography, product type and other relevant factors are reviewed on a collective basis using measurement models and management judgment. The allowance for retail credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward looking macroeconomic factors, such as GDP and Net Farm Income. The forward-looking macroeconomic factors are updated quarterly. In addition, qualitative factors, such as the potential impact of COVID-19, that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

The total allowance for credit losses at December 31, 2020 and 2019 was $136.1 million and $72.8 million, respectively. For further information, see the adoption of ASC 326 in Note 2: Summary of Significant Accounting Policies to the consolidated financial statements for the year ended December 31, 2020. Management’s ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current and future economic conditions.

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

Total operating lease residual values at December 31, 2020 and 2019 were $1.5 billion and $1.4 billion, respectively.

Estimates used in determining end-of-lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future values for this equipment were to decrease 10% from our present estimates, the total impact would be to increase our depreciation expense on equipment on operating leases by approximately $146.7 million. This amount would be charged to depreciation expense during the remaining lease terms such that the net amount of equipment on operating leases at the end of the lease terms would be equal to the revised residual values. Initial lease terms generally range from two to five years.

New Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This ASU eliminates certain exceptions to the general principles in ASC 740, Income Taxes. Specifically, it eliminates the exception to (1) the incremental approach for intraperiod tax allocation where there is a loss from continuing operations, and income or a gain from other items; (2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 will be effective for the annual periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, primarily changes in interest rates. We monitor our exposure to these risks, and manage the underlying economic exposures on transactions using financial instruments such as forward contracts, interest rate swaps, interest rate caps and forward starting swaps. We do not hold or issue derivatives or other financial instruments for speculative purposes or to hedge translation risks. See “Note 10: Financial Instruments” in the notes to our consolidated financial statements for the year ended December 31, 2020, for a description of our risk management strategy and the methods and assumptions used to determine the fair values of financial instruments.

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

We monitor interest rate risk to achieve a predetermined level of matching between the interest rate structure of our financial assets and liabilities. Fixed-rate financial instruments, including receivables, debt and other investments, are segregated from floating-rate instruments in evaluating the potential impact of changes in applicable interest rates. A sensitivity analysis was performed to compute the impact on fair value which would be caused by a hypothetical 10% change in the interest rates used to discount each category of financial assets and liabilities. The net impact on the fair value of the financial instruments and derivative instruments held as of December 31, 2020 and 2019, resulting from a hypothetical 10% change in interest rates, would be approximately $10.7 million and $9.5 million, respectively. For the sensitivity analysis the financial instruments are grouped according to the currency in which financial assets and liabilities are denominated and the applicable interest rate index. As a result, our interest rate risk sensitivity model may overstate the impact of interest rate fluctuations for such financial instruments, as consistently unfavorable movements of all interest rates are unlikely.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements are included in this annual report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Omitted pursuant to General Instruction I of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I of Form 10-K.

Item 14.  Principal Accounting Fees and Services

For the years ended December 31, 2020 and 2019, Ernst & Young LLP, the member firms of Ernst & Young and their respective affiliates (collectively, the “Ernst & Young Entities”) were appointed to serve as our independent registered public accounting firm.

We incurred the following fees for professional services performed by the Ernst & Young Entities for the years ended December 31, 2020 and 2019, respectively:

	2020	2019
Audit fees	$914,600	$780,500
Audit-related fees	419,700	575,100
Total	$1,334,300	$1,355,600

“Audit Fees” are the aggregate fees billed for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees charged for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” This category is comprised of fees for agreed-upon procedure engagements and other attestation services subject to regulatory and funding requirements. There were no fees billed for professional services in connection with tax compliance, tax advice, tax planning or other fees not included above for the years ended December 31, 2020 and 2019.

Audit Committee’s Pre-Approval Policies and Procedures

As a wholly-owned subsidiary of CNHI, audit and non-audit services provided by our independent registered public accounting firm are subject to CNHI’s Audit Committee pre-approval policies and procedures. During the year ended December 31, 2020, all audit and non-audit services provided by our independent registered public accounting firm were pre-approved in accordance with such policies and procedures.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements
2.	Financial Statement Schedules

See table of contents to financial statements and schedules immediately preceding the financial statements and schedules to the consolidated financial statements.

3.	Exhibits.

Exhibit	Description
3.1

Certificate of Formation of CNH Industrial Capital LLC dated December 31, 2004, as amended by the Certificate of Amendment to the Certificate of Formation of CNH Industrial Capital LLC dated February 10, 2014. (Previously filed as Exhibit 3.1 to the annual report on Form 10-K of the registrant for the year ended December 31, 2015 (File No. 333-182411) and incorporated herein by reference).

3.2

Amended and Restated Limited Liability Company Agreement of CNH Industrial Capital LLC, amended on July 7, 2011. (Previously filed as Exhibit 3.2 to the registration statement on Form S-4 of the registrant (File No. 333-182411) and incorporated herein by reference).

4.1

Indenture, dated as of September 11, 2015, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Previously filed as Exhibit 4.9 to the registration statement on Form F-3 of the registrant (File No. 333- 206891-03) and incorporated herein by reference).

4.2

Officers’ Certificate, dated as of March 17, 2016 (including Form of 4.875% Note due 2021 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on March 17, 2016 (File No. 000-55510) and incorporated herein by reference).

4.3

Officers’ Certificate, dated as of October 21, 2016 (including Form of 3.875% Note due 2021 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on October 21, 2016 (File No. 000-55510) and incorporated herein by reference).

4.4

Officers’ Certificate, dated as of April 10, 2017 (including Form of 4.375% Note due 2022 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on April 10, 2017 (File No. 000-55510) and incorporated herein by reference).

4.5

Officers’ Certificate, dated as of August 14, 2018 (including Form of 4.200% Note due 2024 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on August 14, 2018 (File No. 000-55510) and incorporated herein by reference).

4.6

Officers’ Certificate, dated as of July 2, 2020 (including Form of 1.950% Note due 2023 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on July 2, 2020 (File No. 000-55510) and incorporated herein by reference).

4.7

Officers’ Certificate, dated as of October 6, 2020 (including Form of 1.875% Note due 2026 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on October 6, 2020 (File No. 000-55510) and incorporated herein by reference).

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

23.1	Consent of Ernst & Young LLP.
31.1	Certifications of President Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification required by Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

CNH INDUSTRIAL CAPITAL LLC

Date: March 3, 2021	By:	/s/ Carlo Alberto Sisto
		Name:	Carlo Alberto Sisto
		Title:	Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlo Alberto Sisto	Chairman, President and Director	March 3, 2021
Carlo Alberto Sisto	(Principal Executive Officer)

/s/ Douglas MacLeod	Chief Financial Officer and Assistant Treasurer	March 3, 2021
Douglas MacLeod	(Principal Financial Officer and Principal Accounting Officer)

/s/ Leandro Lecheta	Director	March 3, 2021
Leandro Lecheta

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of CNH Industrial Capital LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNH Industrial Capital LLC and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standard

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company changed its method of accounting for credit losses as of January 1, 2020. See below for discussion of our related critical audit matter.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses
Description of the Matter

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments and recorded an increase to the allowance for credit losses (ACL) of $26 million. The Company’s receivables portfolio totaled $9.0 billion as of December 31, 2020, and the associated ACL for the receivables portfolio was $136.1 million. As discussed above and in Notes 2 and 4 to the consolidated financial statements, the Company changed its method of accounting for credit losses and estimates lifetime expected credit losses on receivables to determine the ACL. Receivables that share the same risk characteristics are reviewed on a collective basis, and management calculates the ACL based on loss forecast models that consider a variety of factors such as historical loss experience, collateral value, portfolio balance and delinquency. Management then applies forward-looking macroeconomic forecasts and qualitative factors for factors that are not fully captured in the ACL model calculation. For loans that do not share similar risk characteristics, management measures the ACL on an individual receivable basis by considering the probability-weighted present value of all cash shortfalls (including the value of the collateral, if appropriate) over the expected life of each financial asset. The Company has identified two portfolio segments, retail and wholesale, in the determination of the ACL.

Auditing management’s ACL estimate for retail receivables, reviewed on a collective basis, involved a high degree of subjectivity, in particular due to the degree of management judgement involved in adjusting loss forecast models for macroeconomic factors and qualitative factors. Management’s measurement of the macroeconomic factors and identification and measurement of the qualitative factors are highly judgmental and could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s process for assessing, selecting, and reviewing macroeconomic factors and qualitative factors and controls over the accuracy and completeness of such factors considered in the Company’s calculation of the retail ACL.

To test the Company’s macroeconomic factors and qualitative factors for the retail receivables portfolio, we evaluated the accuracy, completeness, and the relevance of the inputs and assumptions used in the estimate calculation. Specifically, we compared the inputs and assumptions to internal and external sources including, among others, the economic forecasts utilized by the Company and other available economic forecasts for contrary or corroborative evidence. Further, we evaluated management’s basis for the factors in relation to changes in economic conditions and forecasts. We involved our internal specialists in evaluating the conceptual soundness of the model methodology. In addition, we evaluated the overall ACL amount, inclusive of the macroeconomic factors and qualitative factors, and whether the amount appropriately reflects losses expected in the receivables portfolios as of the consolidated balance sheet date. For example, we compared the Company’s recorded ACL to its historical loss experience and peer reserve rates. We also reviewed subsequent events and considered whether they corroborate or contradict the Company’s conclusion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2011.

Milwaukee, WI

March 3, 2021

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(Dollars in thousands)

	2020	2019	2018
REVENUES
Interest income on retail notes and finance leases	$183,229	$218,454	$201,269
Interest income on wholesale notes	53,109	67,773	66,899
Interest and other income from affiliates	324,424	345,789	345,933
Rental income on operating leases	255,878	243,044	241,582
Other income	27,767	25,829	22,671
Total revenues	844,407	900,889	878,354
EXPENSES
Interest expense:
Interest expense to third parties	276,390	333,147	317,747
Interest expense to affiliates	3,568	14,126	7,533
Total interest expense	279,958	347,273	325,280
Administrative and operating expenses:
Fees charged by affiliates	45,905	46,601	47,475
Provision for credit losses	59,044	35,703	31,699
Depreciation of equipment on operating leases	237,405	229,652	231,805
Other expenses	35,303	48,446	43,778
Total administrative and operating expenses	377,657	360,402	354,757
Total expenses	657,615	707,675	680,037
INCOME BEFORE TAXES	186,792	193,214	198,317
Income tax provision	43,512	44,211	41,472
NET INCOME	$143,280	$149,003	$156,845

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(Dollars in thousands)

	2020	2019	2018
NET INCOME	$143,280	$149,003	$156,845
Other comprehensive income (loss):
Foreign currency translation adjustment	11,849	21,593	(48,009)
Pension liability adjustment	306	2,850	665
Change in derivative financial instruments	(7,994)	(1,243)	508
Total other comprehensive income (loss)	4,161	23,200	(46,836)
COMPREHENSIVE INCOME	$147,441	$172,203	$110,009

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(Dollars in thousands)

	2020	2019
ASSETS
Cash and cash equivalents	$392,929	$174,966
Restricted cash and cash equivalents	625,622	629,278
Receivables, less allowance for credit losses of $136,136 and $72,751, respectively	8,896,811	9,835,274
Affiliated accounts and notes receivable	414,810	64,307
Equipment on operating leases, net	1,859,184	1,783,283
Equipment held for sale	36,515	170,218
Goodwill	110,158	109,629
Other intangible assets, net	13,333	12,195
Other assets	101,807	74,937
TOTAL	$12,451,169	$12,854,087
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,229,428	$4,790,172
Accounts payable and other accrued liabilities	904,399	807,437
Affiliated debt	187,310	213,856
Long-term debt	5,869,860	5,779,581
Total liabilities	11,190,997	11,591,046
Commitments and contingent liabilities (Note 13)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,234	843,749
Accumulated other comprehensive loss	(120,235)	(124,396)
Retained earnings	537,173	543,688
Total stockholder’s equity	1,260,172	1,263,041
TOTAL	$12,451,169	$12,854,087

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF DECEMBER 31, 2020 AND 2019

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

	2020	2019
Restricted cash and cash equivalents	$625,622	$629,278
Receivables, less allowance for credit losses of $78,960 and $48,413, respectively	6,364,343	6,748,621
TOTAL	$6,989,965	$7,377,899

Short-term debt (including current maturities of long-term debt)	$3,017,432	$3,274,216
Long-term debt	3,262,842	3,495,022
TOTAL	$6,280,274	$6,769,238

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(Dollars in thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$143,280	$149,003	$156,845
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	237,412	229,653	231,812
Amortization of intangibles	1,562	1,790	2,114
Provision for credit losses	59,044	35,703	31,699
Deferred income tax expense (benefit)	(12,377)	38,421	28,254
Changes in components of working capital:
Change in affiliated accounts and notes receivables	(350,289)	(19,665)	29,203
Change in other assets and equipment held for sale	(40,160)	(5,456)	(50,798)
Change in accounts payable and other accrued liabilities	78,646	53,235	(66,248)
Net cash from (used in) operating activities	117,118	482,684	362,881
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(10,472,030)	(11,380,427)	(11,802,561)
Collections of receivables	11,387,140	11,551,430	12,072,940
Purchase of equipment on operating leases	(598,387)	(715,686)	(680,266)
Proceeds from disposal of equipment on operating leases	443,912	501,550	468,257
Change in property, equipment and software, net	(2,700)	(3,819)	(5,427)
Net cash from (used in) investing activities	757,935	(46,952)	52,943
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	1,078,351	1,509,528	1,138,573
Payment of affiliated debt	(1,108,568)	(1,571,943)	(1,292,749)
Proceeds from issuance of long-term debt	3,056,026	3,191,270	3,240,771
Payment of long-term debt	(2,916,765)	(3,409,576)	(3,630,702)
Change in short-term borrowings, net	(639,790)	114,362	182,596
Dividends paid to CNH Industrial America LLC	(130,000)	(265,000)	(130,000)
Net cash from (used in) financing activities	(660,746)	(431,359)	(491,511)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	214,307	4,373	(75,687)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of year	804,244	799,871	875,558
End of year	$1,018,551	$804,244	$799,871
CASH PAID DURING THE YEAR FOR INTEREST	$268,080	$337,199	$316,675
CASH PAID (RECEIVED) DURING THE YEAR FOR TAXES	$56,201	$(41,129)	$47,577

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(Dollars in thousands)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2018	$—	$843,559	$(100,163)	$632,243	$1,375,639
Net income	—	—	—	156,845	156,845
Dividends paid to CNH Industrial America LLC	—	—	—	(130,000)	(130,000)
Foreign currency translation adjustment	—	—	(48,009)	—	(48,009)
Stock compensation	—	84	—	—	84
Pension liability adjustment, net of tax	—	—	665	—	665
Change in derivative financial instruments, net of tax	—	—	508	—	508
BALANCE - December 31, 2018	$—	$843,643	$(146,999)	$659,088	$1,355,732
Net income	—	—	—	149,003	149,003
Dividends paid to CNH Industrial America LLC	—	—	—	(265,000)	(265,000)
Foreign currency translation adjustment	—	—	21,593	—	21,593
Stock compensation	—	106	—	—	106
Reclassification of certain tax effects	—	—	(597)	597	—
Pension liability adjustment, net of tax	—	—	2,850	—	2,850
Change in derivative financial instruments, net of tax	—	—	(1,243)	—	(1,243)
BALANCE - December 31, 2019 as previously reported	$—	$843,749	$(124,396)	$543,688	$1,263,041
Adoption of ASC 326	—	—	—	(19,790)	(19,790)
BALANCE - January 1, 2020 as recast	$—	$843,749	$(124,396)	$523,898	$1,243,251
Net income	—	—	—	143,280	143,280
Dividends paid to CNH Industrial America LLC	—	—	—	(130,000)	(130,000)
Foreign currency translation adjustment	—	—	11,849	(5)	11,844
Stock compensation	—	(515)	—	—	(515)
Pension liability adjustment, net of tax	—	—	306	—	306
Change in derivative financial instruments, net of tax	—	—	(7,994)	—	(7,994)
BALANCE - December 31, 2020	$—	$843,234	$(120,235)	$537,173	$1,260,172

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Significant estimates in these consolidated financial statements include the allowance for credit losses and residual values of equipment on operating leases. Actual results could differ from these estimates.

The COVID-19 pandemic has resulted in uncertainties in the Company's business, which may cause actual results to differ materially from the estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with the allowance for credit losses, the determination of end-of-lease market values for equipment on operating leases, goodwill and income taxes. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

Revenue Recognition

Finance and interest income on retail notes and finance leases and on wholesale notes is recorded using the effective yield method. Deferred costs on the origination of financing receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the effective yield method. Recognition of income on receivables is suspended when management determines that collection of future income is not probable or when an account becomes 90 days delinquent, whichever occurs earlier. Income accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time. The Company applies cash received on nonaccrual financing receivables to first reduce any unrecognized interest and then the recorded investment and any other fees. Receivables are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Delinquency is reported on receivables greater than 30 days past due. Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is estimated that amounts due are deemed uncollectible.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Foreign Currency Translation

The Company’s non-U.S. subsidiaries maintain their books and accounting records using local currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated into U.S. dollars at period-end exchange rates, and net exchange gains or losses resulting from such translation are included in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. Income and expense accounts of these non-U.S. subsidiaries are translated at the average exchange rates for the period, and gains and losses from foreign currency transactions are included in net income in the period that they arise.

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

Allowance for Credit Losses

Post-Adoption of ASC 326, Financial Instruments – Credit Losses (“ASC 326”) on January 1, 2020

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

Retail receivables that share the same risk characteristics such as, collateralization levels, geography, product type and other relevant factors are reviewed on a collective basis using measurement models and management judgment. The allowance for retail credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward looking macroeconomic factors, such as GDP and Net Farm Income. The forward-looking macroeconomic factors are

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

updated quarterly. In addition, qualitative factors, such as the potential impact of COVID-19,  that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

Prior to Adoption of ASC 326 on January 1, 2020

The allowance for credit losses was the Company’s estimate of losses on receivables owned by the Company and consisted of two components, and depended on whether the receivable had been individually identified as being impaired. The first component of the allowance for credit losses covered the receivables specifically reviewed by management for which the Company had determined it was probable that it would not collect all the principal and interest payments as per the terms of the contract. Receivables were individually reviewed for impairment based on, among other items, amounts outstanding, days past due and prior collection history. These receivables were subject to impairment measurement at the loan level based either on the fair value of the collateral for collateral dependent receivables or on the present value of expected future cash flows discounted at the receivables’ effective interest rate.

The second component of the allowance for credit losses covered all receivables that had not been individually reviewed for impairment. The allowance for these receivables was based on aggregated portfolio evaluations, generally by financial product. The allowance for retail and wholesale credit losses was based on loss forecast models that considered a variety of factors that included, but were not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models were updated on a quarterly basis. In addition, qualitative factors that were not fully captured in the loss forecast models, including industry trends, and macroeconomic factors, were considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors were subjective and required a degree of management judgment.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite useful life and is reviewed for impairment at least annually. During 2020 and 2019, the Company performed its annual impairment review as of December 31, and concluded that there was no impairment in either year. Other intangible assets consist of software and are being amortized on a straight-line basis over five years.

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

New Accounting Pronouncements Adopted in 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which established ASC 326. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”), which superseded existing ASU 2016-13. The ASU introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Additional disclosures about significant estimates and credit quality were also required. The Company adopted ASU 2018-19 on January 1, 2020, using the modified retrospective approach. The impact to the consolidated balance sheet on January 1, 2020 was an increase to the allowance for credit losses of $26 million and an increase to deferred tax assets of $6 million, with the offset to retained earnings, net of tax, of $20 million.

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

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the year ended December 31, 2020:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(125,133)	$(302)	$1,335	$(124,100)
Tax asset	—	58	(354)	(296)
Beginning balance, net of tax	(125,133)	(244)	981	(124,396)
Other comprehensive income (loss) before reclassifications	11,849	577	(11,047)	1,379
Amounts reclassified from accumulated other comprehensive income (loss)	—	(208)	171	(37)
Tax effects	—	(63)	2,882	2,819
Net current-period other comprehensive income (loss)	11,849	306	(7,994)	4,161
Total	$(113,284)	$62	$(7,013)	$(120,235)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the year ended December 31, 2019:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(146,726)	$(4,070)	$3,025	$(147,771)
Tax asset	—	1,573	(801)	772
Beginning balance, net of tax	(146,726)	(2,497)	2,224	(146,999)
Other comprehensive income (loss) before reclassifications	21,593	3,408	(1,002)	23,999
Amounts reclassified from accumulated other comprehensive income (loss)	—	360	(689)	(329)
Tax effects	—	(918)	448	(470)
Net current-period other comprehensive income (loss)	21,593	2,850	(1,243)	23,200
Reclassification of stranded tax effects	—	(597)	—	(597)
Total	$(125,133)	$(244)	$981	$(124,396)

The reclassifications out of AOCI and the location on the consolidated statements of income for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019	Affected Line Item
Amortization of defined benefit pension items:
	$208	$(360)	Various line items individually insignificant
	208	(360)	Income before taxes
	(36)	88	Income tax effects
	$172	$(272)	Net of tax
Unrealized losses on derivatives:
	$(171)	$689	Interest expense to third parties
	(171)	689	Income before taxes
	46	(182)	Income tax effects
	$(125)	$507	Net of tax

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of December 31, 2020 and 2019 is as follows:

	2020	2019
Retail	$833,864	$656,518
Wholesale	639,934	813,454
Finance lease	156,161	79,848
Restricted receivables	7,402,988	8,358,205
Gross receivables	9,032,947	9,908,025
Less: Allowance for credit losses	(136,136)	(72,751)
Total receivables, net	$8,896,811	$9,835,274

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

Wholesale receivables arise primarily from the financing of the sale of goods to dealers and distributors by CNH Industrial North America, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have interest-free periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. During the interest-free period, the Company is compensated by CNH Industrial North America based on market interest rates. After the expiration of any interest-free period, interest is charged to dealers on outstanding balances until the Company receives payment in full. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. Interest rates are set based on market factors and the prime rate or LIBOR. The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH Industrial North America may be obligated to repurchase the dealer’s equipment upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2020, 2019 or 2018 relating to the termination of dealer contracts.

Wholesale factoring receivables represent short-term receivables purchased from Iveco Argentina.

Maturities of receivables as of December 31, 2020, are as follows:

2021	$4,598,478
2022	1,481,983
2023	1,220,178
2024	890,717
2025 and thereafter	705,455
Total receivables	$8,896,811

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of December 31, 2020 and 2019:

	2020	2019
Retail	$5,280,423	$5,531,885
Wholesale	2,122,565	2,826,320
Total restricted receivables	$7,402,988	$8,358,205

Retail Receivables Securitizations

Within the U.S. retail receivables securitization programs, qualifying retail receivables are sold to bankruptcy-remote SPEs. In turn, these SPEs either establish separate trusts to which the receivables are transferred in exchange for proceeds from asset-backed securities issued by the trusts, or pledge the receivables as collateral in exchange for proceeds from a committed asset-backed facility. In Canada, the receivables are transferred directly to the trusts. These trusts were determined to be VIEs. In its role as servicer, the Company has the power to direct the trusts’ activities. Through its retained interests, the Company has an obligation to absorb certain losses, or the right to receive certain benefits, that could potentially be significant to the trusts. Consequently, the Company has consolidated these retail trusts.

During the years ended December 31, 2020 and 2019, the Company executed $1,120,065 and $2,800,356, respectively, in term retail asset-backed transactions in the U.S. and Canada. The securities in these transactions are backed by agricultural and construction equipment retail receivable contracts originated through CNH Industrial North America’s dealer network. As of December 31, 2020 and 2019, $4,012,398 and $5,173,413, respectively, of asset-backed securities issued to investors were outstanding with weighted average remaining maturities of 30 months and 33 months, respectively. The Company believes that it is probable that it will continue to regularly utilize the term ABS markets.

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

The Company also has $1,592,471 in committed asset-backed facilities through which it may sell on a monthly basis retail receivables generated in the United States and Canada. The Company has utilized these facilities in the past to fund the origination of receivables and has later repurchased and resold the receivables in the term ABS markets or found alternative financing for the receivables. The U.S. and Canadian facilities had an original funding term of two years and are renewable in September 2022 and December 2022, respectively. To the extent these facilities are not renewed, they will be repaid according to the amortization of the underlying receivables.

Wholesale Receivables Securitizations

With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities which are bankruptcy-remote SPEs. As of December 31, 2020, debt issued through the U.S. master trust facility consists of two short-term series: $700,000 and $300,000.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The Canadian master trust facility consists of a C$585,750 ($459,780) facility renewable December 2022 at the discretion of the investor.

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

Allowance for credit losses activity for the year ended December 31, 2020 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$64,750	$8,001	$72,751
Adoption of ASC 326	25,877	—	25,877
Beginning balance, as recast	$90,627	$8,001	$98,628
Charge-offs	(23,147)	(1,530)	(24,677)
Recoveries	2,481	10	2,491
Provision	56,252	2,792	59,044
Foreign currency translation and other	638	12	650
Ending balance	$126,851	$9,285	$136,136
Receivables:
Ending balance	$6,270,448	$2,762,499	$9,032,947

At December 31, 2020, the allowance for credit losses includes a build of reserves primarily due to the expectation of deteriorating credit conditions related to the COVID-19 pandemic and the adoption of ASC 326. The Company continues to monitor the situation and will update the macroeconomic factors and qualitative factors in future periods, as warranted.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Allowance for credit losses activity for the year ended December 31, 2019 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$66,944	$7,468	$74,412
Charge-offs	(35,535)	(5,102)	(40,637)
Recoveries	3,046	16	3,062
Provision	30,115	5,588	35,703
Foreign currency translation and other	180	31	211
Ending balance	$64,750	$8,001	$72,751
Receivables:
Ending balance	$6,268,251	$3,639,774	$9,908,025

Allowance for credit losses activity for the year ended December 31, 2018 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$73,610	$5,586	$79,196
Charge-offs	(39,375)	(1,567)	(40,942)
Recoveries	4,702	71	4,773
Provision	28,277	3,422	31,699
Foreign currency translation and other	(270)	(44)	(314)
Ending balance	$66,944	$7,468	$74,412
Receivables:
Ending balance	$6,441,054	$3,584,284	$10,025,338

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The aging of receivables as of December 31, 2020 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Retail
United States
2020	$3,334	$569	$3,317	$7,220	$2,076,477	$2,083,697
2019	7,912	1,201	4,243	13,356	1,264,842	1,278,198
2018	5,742	1,261	5,385	12,388	849,397	861,785
2017	3,841	461	2,655	6,957	454,256	461,213
2016	1,699	220	2,894	4,813	223,024	227,837
2015	781	173	2,091	3,045	53,981	57,026
Prior to 2015	256	47	2,874	3,177	15,459	18,636
Total	$23,565	$3,932	$23,459	$50,956	$4,937,436	$4,988,392
Canada
2020	$1,613	$30	$707	$2,350	$588,691	$591,041
2019	1,772	249	3,292	5,313	327,716	333,029
2018	1,254	218	1,508	2,980	197,895	200,875
2017	535	474	970	1,979	96,215	98,194
2016	265	127	1,209	1,601	43,480	45,081
2015	91	6	560	657	11,512	12,169
Prior to 2015	126	11	48	185	1,482	1,667
Total	$5,656	$1,115	$8,294	$15,065	$1,266,991	$1,282,056
Wholesale
United States	$18	$—	$458	$476	$2,206,690	$2,207,166
Canada	$6	$—	$—	$6	$555,327	$555,333
Total
Retail	$29,221	$5,047	$31,753	$66,021	$6,204,427	$6,270,448
Wholesale	$24	$—	$458	$482	$2,762,017	$2,762,499

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Included in the receivables balance at December 31, 2020 is accrued interest of $52,595. The Company does not include accrued interest in its allowance for credit losses. Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days delinquent, whichever occurs first. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the year ended December 31, 2020. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of December 31, 2020 and 2019 are as follows:

	2020			2019
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$28,882	$35,402	$64,284	$33,463	$29,211	$62,674
Canada	$8,597	$—	$8,597	$3,749	$—	$3,749

As of December 31, 2020 and 2019, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the years ended December 31, 2020 and 2019 was immaterial.

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

As of December 31, 2020, the Company had 253 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $8,690 and the post-modification value was $7,841. Additionally, the Company had 362 accounts with a balance of $25,635 undergoing bankruptcy proceedings where a concession has not yet been determined. As of December 31, 2019, the Company had 279 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $10,049 and the post-modification value was $9,110. Additionally, the Company had 323 accounts with a balance of $14,850 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by the court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Company’s wholesale TDRs were immaterial.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 5: EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases as of December 31, 2020 and 2019 is as follows:

	2020	2019
Equipment on operating leases	$2,261,703	$2,109,682
Accumulated depreciation	(402,519)	(326,399)
Total equipment on operating leases, net	$1,859,184	$1,783,283

Depreciation expense totaled $237,405, $229,652 and $231,805 for the years ended December 31, 2020, 2019 and 2018, respectively.

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $116,815) as of December 31, 2020 are as follows:

2021	$235,958
2022	152,480
2023	74,203
2024	25,161
2025 and thereafter	7,412
Total lease payments	$495,214

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Balance, beginning of year	$109,629	$108,399
Foreign currency translation adjustment	529	1,230
Balance, end of year	$110,158	$109,629

Goodwill is tested for impairment at least annually. During 2020, 2019 and 2018, the Company performed its annual impairment review as of December 31 and concluded that there were no impairments in any year.

As of December 31, 2020 and 2019, the Company’s intangible asset and related accumulated amortization for its software is as follows:

	2020	2019
Software	$37,127	$34,427
Accumulated amortization	(23,794)	(22,232)
Total software, net	$13,333	$12,195

The Company recorded amortization expense of $1,562, $1,790 and $2,114 during 2020, 2019 and 2018, respectively.

Based on the current amount of software subject to amortization, the estimated annual amortization expense for each of the succeeding five years is as follows: $1,684 in 2021; $1,409 in 2022; $1,223 in 2023; $1,100 in 2024; and $969 in 2025.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 7: OTHER ASSETS

The components of other assets as of December 31, 2020 and 2019 are as follows:

	2020	2019
Derivative assets	$59,063	$39,172
Deferred tax assets	15,239	12,820
Other current assets	27,505	22,945
Total other assets	$101,807	$74,937

NOTE 8: CREDIT FACILITIES AND DEBT

The following table summarizes the Company’s debt and credit facilities, borrowings thereunder and availability at December 31, 2020:

	2020
				Current
				Maturities of
		Total	Short-Term	Long-Term	Long-Term
	Maturity (1)	Facility/Debt	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2022	$1,200,000	$—	$254,974	$944,654	$372
Retail - Canada	Dec 2022	392,471	—	61,353	300,499	30,619
Wholesale VFN - U.S.	Various	1,000,000	1,000,000	—	—	—
Wholesale VFN - Canada	Dec 2022	459,780	314,322	—	—	145,458
		3,052,251	1,314,322	316,327	1,245,153	176,449
Secured Debt
Amortizing retail term ABS - N.A.	Various	3,414,546	—	1,386,783	2,027,763	—
Other ABS financing - N.A.	Various	597,852	—	209,376	388,476	—
Unamortized issuance costs		(9,920)	—	—	(9,920)	—
		4,002,478	—	1,596,159	2,406,319	—
Unsecured Credit Lines and Facilities
Credit lines	Various	—	—	—	—	—
Revolving credit facilities	Various	776,771	—	102,042	78,494	596,235
Unamortized issuance costs		(1,217)	—	—	(1,217)	—
		775,554	—	102,042	77,277	596,235
Unsecured Debt
Commercial paper	Various	—	—	—	—	—
Notes	Various	3,000,000	—	900,000	2,100,000	—
Hedging effects, discounts and unamortized issuance costs		41,689	—	578	41,111	—
		3,041,689	—	900,578	2,141,111	—
Total credit facilities and debt		$10,871,972	$1,314,322	$2,915,106	$5,869,860	$772,684

(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

A summary of the minimum annual repayments of long-term debt as of December 31, 2020, for 2022 and thereafter is as follows:

2022	$2,228,412
2023	1,612,390
2024	1,195,641
2025	253,284
2026 and thereafter	580,133
Total	$5,869,860

The following table summarizes the Company’s credit facilities, borrowings thereunder and availability at December 31, 2019:

	2019
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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Committed Asset-Backed Facilities

The Company has access to committed asset-backed facilities with several banks through which it may sell its receivables. The Company utilizes retail facilities to fund the origination of retail receivables and has exercised the option to periodically repurchase receivables and resell them in the term ABS markets (shown as “Amortizing retail term ABS - N.A.”) or found alternative financing for the receivables. Under these facilities, the maximum amount of proceeds that can be accessed at one time is $1,592,471. In addition, if the receivables sold are not repurchased by the Company, the related debt is paid only as the underlying receivables are collected. Such receivables have maturities not exceeding seven years. The Company believes it is probable that a majority of these receivables will be repurchased and resold in the ABS markets. Borrowings against these facilities accrue interest based on prevailing money market rates, plus an applicable margin.

The Company finances a portion of its wholesale receivable portfolio with the issue of Variable Funding Notes (“VFNs”) which are privately subscribed by certain banks and asset-backed commercial paper conduits. These notes accrue interest based on prevailing money market rates, plus an applicable margin.

Secured Debt

Secured borrowings bear interest at either floating rates of LIBOR plus an applicable margin or fixed rates.

Unsecured Credit Line, Facilities and Debt

Committed unsecured facilities with banks as of December 31, 2020 totaled $776,771. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of December 31, 2020, the Company had $180,536 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings, as needed. There was no outstanding commercial paper as of December 31, 2020.

As of December 31, 2020, the Company’s outstanding unsecured senior notes were as follows:

4.875% notes, due 2021	$500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
1.950% notes, due 2023	600,000
4.200% notes, due 2024	500,000
1.875% notes, due 2026	500,000
Hedging, discounts and unamortized issuance costs	41,689
Total	$3,041,689

These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

On November 6, 2020, the Company repaid $600,000 of its 4.375% unsecured notes due 2020.

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

Interest Rates

The weighted-average interest rate on total short-term debt outstanding at December 31, 2020 and 2019 was 1.1% and 2.4%, respectively. The weighted-average interest rate on total long-term debt (including current maturities of long-term debt) at December 31, 2020 and 2019 was 2.5% and 3.1%, respectively. The average rate is calculated using the actual rates at December 31, 2020 and 2019, weighted by the amount of outstanding borrowings of each debt instrument.

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

NOTE 9: INCOME TAXES

The income and expenses of the Company and certain of its domestic subsidiaries are included in the consolidated income tax return of CNH Industrial U.S. Holdings, Inc., a wholly-owned subsidiary of CNHI. CNH Industrial U.S. Holdings, Inc. is the new parent of Case New Holland Inc., who remains the parent of CNH Industrial America. The Company’s Canadian subsidiaries file separate income tax returns, as do certain domestic subsidiaries. The Company and certain of its domestic subsidiaries are LLCs and, as a result, incur no federal income tax liabilities on a stand-alone basis. However, for financial reporting, all tax accounts have been disclosed and the income tax expense is reflective for all of the companies included in the consolidated financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The sources of income before taxes for the years ended December 31, 2020, 2019, and 2018 are as follows, with foreign defined as any income earned outside the United States:

	2020	2019	2018
Domestic	$141,167	$134,971	$120,375
Foreign	45,625	58,243	77,942
Income before taxes	$186,792	$193,214	$198,317

The provision for income taxes for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Current income tax expense (benefit):
Domestic	$45,371	$(4,445)	$(11,719)
Foreign	10,518	10,235	24,937
Total current income tax expense	55,889	5,790	13,218
Deferred income tax expense (benefit):
Domestic	(12,992)	35,125	34,304
Foreign	615	3,296	(6,050)
Total deferred income tax expense	(12,377)	38,421	28,254
Total tax provision	$43,512	$44,211	$41,472

A reconciliation of CNH’s statutory and effective income tax rate for the years ended December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
Tax provision at statutory rate	21.0%	21.0%	21.0%
State taxes	4.6	4.4	1.8
Foreign taxes	(1.4)	(1.8)	(3.4)
Tax contingencies	0.1	0.1	2.5
Withholding taxes and credits	—	—	1.5
Tax credits and incentives	(0.5)	(0.7)	(0.9)
Tax rate and legislative changes	—	—	(1.4)
Other	(0.5)	(0.1)	(0.2)
Total tax provision effective rate	23.3%	22.9%	20.9%

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The components of the Company’s net deferred tax liability as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Pension, postretirement and post-employment benefits	$2,129	$1,964
Marketing and sales incentive programs	50,590	56,569
Allowance for credit losses	32,492	17,242
Other accrued liabilities	26,070	14,501
Tax loss and tax credit carry forwards	1,077	10,693
Total deferred tax assets	$112,358	$100,969
Deferred tax liability:
Equipment on operating lease	$355,020	$374,386
Deferred tax liability, net (1)	$(242,662)	$(273,417)

(1)	In the accompanying consolidated balance sheets, the US net deferred tax position in 2020 and 2019 is included in “Accounts payable and other accrued liabilities” while the Canadian net deferred tax position in 2020 and 2019 is included in “Other assets”.

Deferred taxes are provided to reflect timing differences between the financial and tax basis of assets and liabilities and tax carryforwards using currently enacted tax rates and laws. Management believes it is more likely than not the benefit of the deferred tax assets will be realized.

A reconciliation of the gross amounts of tax contingencies at the beginning and end of the year is as follows:

	2020	2019	2018
Balance, beginning of year	$4,274	$4,274	$—
Additions based on tax positions related to the current year	—	—	4,274
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance, end of year	$4,274	$4,274	$4,274

The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $4,274.

The Company recognizes interest and penalties accrued related to tax contingencies in income tax expense. During the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $214, $280 and $686, respectively, in interest and penalties. The Company had approximately $1,180, $966 and $686 for the expected future payment of interest and penalties accrued at December 31, 2020, 2019 and 2018, respectively.

The Company has open tax years from 2012 to 2019.  The Company does not believe the resolution of any outstanding tax examinations will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

At December 31, 2020, there are no material deferred tax liabilities on undistributed earnings of subsidiaries outside of the U.S.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of December 31, 2020, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 48 months. As of December 31, 2020, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $549.

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the years ended December 31, 2020, 2019 and 2018.

All of the Company’s interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $4,369,574 and $3,004,709 at December 31, 2020 and 2019, respectively. The thirteen-month average notional amounts as of December 31, 2020 and 2019 were $3,305,539 and $2,967,321, respectively.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of December 31, 2020 and 2019 in the consolidated balance sheets are recorded as follows:

	2020	2019
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$58,008	$38,732
Accounts payable and other accrued liabilities:
Interest rate derivatives	$4,882	$1,243
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$1,053	$440
Foreign exchange contracts	2	—
Total	$1,055	$440
Accounts payable and other accrued liabilities:
Interest rate derivatives	$1,053	$440
Foreign exchange contracts	3,815	800
Total	$4,868	$1,240

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the years ended December 31, 2020, 2019 and 2018 are recorded in the following accounts:

	2020	2019	2018
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$(11,047)	$(1,002)	$726
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	(171)	689	34
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$1,946	$3,098	$(12,355)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019, all of which are measured as Level 2:

	2020	2019
Assets
Interest rate derivatives	$59,061	$39,172
Foreign exchange contracts	2	—
Total assets	$59,063	$39,172
Liabilities
Interest rate derivatives	$5,935	$1,683
Foreign exchange contracts	3,815	800
Total liabilities	$9,750	$2,483

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

Certain equipment held for sale measured at fair value on a nonrecurring basis was $109,088 as of December 31, 2019. The fair market value of these assets was based on an internal valuation methodology, which used industry guide book values adjusted for recent remarketing history and was classified as Level 3 under the fair value hierarchy. For the years ended December 31, 2019 and 2018, the Company recorded impairment losses on equipment held for sale of $2,010 and $2,894, respectively. In addition, the Company recorded net losses on the sale of the equipment held of $10,169, $14,504 and $11,018 for the years ended December 31, 2020, 2019 and 2018, respectively. Both the impairment losses and the losses on the sale of equipment held were included in “Other expenses” in the accompanying consolidated statements of income.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of December 31, 2020 and 2019 are as follows:

	2020		2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$8,896,811	$8,987,830	$9,835,274	$9,870,076
Long-term debt	$5,869,860	$5,992,745	$5,779,581	$5,830,157

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 11: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	2020	2019	2018
Revenues
United States	$682,413	$725,529	$693,191
Canada	166,802	184,279	192,645
Eliminations	(4,808)	(8,919)	(7,482)
Total	$844,407	$900,889	$878,354
Interest expense
United States	$234,723	$290,861	$276,956
Canada	50,043	65,331	55,806
Eliminations	(4,808)	(8,919)	(7,482)
Total	$279,958	$347,273	$325,280
Net income
United States	$108,788	$104,291	$97,790
Canada	34,492	44,712	59,055
Total	$143,280	$149,003	$156,845
Depreciation and amortization
United States	$193,932	$187,964	$191,347
Canada	45,042	43,479	42,579
Total	$238,974	$231,443	$233,926
Expenditures for equipment on operating leases
United States	$466,288	$575,269	$533,706
Canada	132,099	140,417	146,560
Total	$598,387	$715,686	$680,266
Provision for credit losses
United States	$45,080	$32,201	$28,932
Canada	13,964	3,502	2,767
Total	$59,044	$35,703	$31,699
Total assets
United States	$10,186,808	$10,439,737	$10,482,805
Canada	2,442,180	2,566,635	2,511,839
Eliminations	(177,819)	(152,285)	(62,732)
Total	$12,451,169	$12,854,087	$12,931,912
Managed receivables
United States	$7,195,558	$7,946,542	$8,080,756
Canada	1,837,389	1,961,483	1,944,582
Total	$9,032,947	$9,908,025	$10,025,338

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income at December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
Subsidy from CNH Industrial North America
Retail	$153,990	$160,361	$149,363
Wholesale	108,479	122,582	123,615
Operating lease	61,328	60,221	60,841
Income from Iveco Argentina
Wholesale factoring	—	2,187	10,881
Income from affiliated receivables
CNH Industrial North America	474	—	1,096
Other affiliates	153	438	137
Total interest and other income from affiliates	$324,424	$345,789	$345,933

Interest expense to affiliates was $3,568, $14,126 and $7,533, respectively, for the years ended December 31, 2020, 2019 and 2018. Fees charged by affiliates were $45,905 and $46,601 and $47,475 for the years ended December 31, 2020, 2019 and 2018, respectively, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

As of December 31, 2020 and 2019, the Company had various accounts and notes receivable and debt with the following affiliates:

	2020			2019
Affiliated receivables
CNH Industrial America	0%	—	$391,445	0%	—	$24,832
CNH Industrial Canada Ltd.	0%	—	10,906	0%	—	26,931
Other affiliates	0%	—	12,459	0%	—	12,544
Total affiliated receivables			$414,810			$64,307
Affiliated debt
CNH Industrial America	—	—	$—	1.76%	2020	$213,856
CNH Industrial Canada Ltd.	1.41%	2021	187,310	—	—	—
Total affiliated debt			$187,310			$213,856

Accounts payable and other accrued liabilities, including tax payables, of $31,795 and $20,527, respectively, as of December 31, 2020 and 2019, were payable to related parties.

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

Commitments

The Company has various agreements, on an uncommitted basis, to extend credit for the wholesale and dealer financing managed portfolio. At December 31, 2020, the total credit limit available was $6,137,680, of which $2,650,654 was utilized.

NOTE 14: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

CNH Industrial Capital America and New Holland Credit (the “Guarantor Entities”), which are 100%-owned subsidiaries of CNH Industrial Capital LLC, guarantee certain indebtedness of CNH Industrial Capital LLC. As the guarantees are full, unconditional, and joint and several and because the Guarantor Entities are 100%-owned by CNH Industrial Capital LLC, the Company has included the following condensed consolidating financial information as of December 31, 2020 and 2019 and for the three years ended December 31, 2020. The condensed consolidating financial information reflects investments in consolidated subsidiaries under the equity method of accounting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Comprehensive Income for the
	Year Ended December 31, 2020
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
REVENUES
Interest income on retail notes and finance leases	$—	$4,335	$178,894	$—	$183,229
Interest income on wholesale notes	—	(382)	53,491	—	53,109
Interest and other income from affiliates	19,081	181,309	270,239	(146,205)	324,424
Rental income on operating leases	—	199,877	56,001	—	255,878
Other income	—	86,234	1,945	(60,412)	27,767
Total revenues	19,081	471,373	560,570	(206,617)	844,407
EXPENSES
Interest expense:
Interest expense to third parties	148,547	(24,813)	152,656	—	276,390
Interest expense to affiliates	—	125,372	24,401	(146,205)	3,568
Total interest expense	148,547	100,559	177,057	(146,205)	279,958
Administrative and operating expenses:
Fees charged by affiliates	—	37,685	68,632	(60,412)	45,905
Provision for credit losses	—	12,164	46,880	—	59,044
Depreciation of equipment on operating leases	—	192,364	45,041	—	237,405
Other expenses	24	31,760	3,519	—	35,303
Total administrative and operating expenses	24	273,973	164,072	(60,412)	377,657
Total expenses	148,571	374,532	341,129	(206,617)	657,615
Income (loss) before income taxes and equity in income of consolidated subsidiaries accounted for under the equity method	(129,490)	96,841	219,441	—	186,792
Income tax provision (benefit)	(31,617)	24,920	50,209	—	43,512
Equity in income of consolidated subsidiaries accounted for under the equity method	241,153	169,232	—	(410,385)	—
NET INCOME	$143,280	$241,153	$169,232	$(410,385)	$143,280
COMPREHENSIVE INCOME	$147,441	$245,314	$171,360	$(416,674)	$147,441

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Balance Sheets as of December 31, 2020
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$158,334	$234,595	$—	$392,929
Restricted cash and cash equivalents	—	—	625,622	—	625,622
Receivables, less allowance for credit losses	—	1,479,161	7,417,650	—	8,896,811
Affiliated accounts and notes receivable	1,303,046	2,538,254	2,819,819	(6,246,309)	414,810
Equipment on operating leases, net	—	1,434,253	424,931	—	1,859,184
Equipment held for sale	—	30,183	6,332	—	36,515
Investments in consolidated subsidiaries accounted for under the equity method	3,278,397	2,722,781	—	(6,001,178)	—
Goodwill and intangible assets, net	—	94,905	28,586	—	123,491
Other assets	5,621	72,600	26,028	(2,442)	101,807
TOTAL	$4,587,064	$8,530,471	$11,583,563	$(12,249,929)	$12,451,169
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt, including current maturities of long-term debt	$900,578	$209,376	$3,119,474	$—	$4,229,428
Accounts payable and other accrued liabilities	286,215	3,776,490	1,201,653	(4,359,959)	904,399
Affiliated debt	—	877,732	1,198,370	(1,888,792)	187,310
Long-term debt	2,140,099	388,476	3,341,285	—	5,869,860
Total liabilities	3,326,892	5,252,074	8,860,782	(6,248,751)	11,190,997
Stockholder’s equity	1,260,172	3,278,397	2,722,781	(6,001,178)	1,260,172
TOTAL	$4,587,064	$8,530,471	$11,583,563	$(12,249,929)	$12,451,169

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Cash Flows for the
	Year Ended December 31, 2020
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$149,830	$278,271	$(87,793)	$(223,190)	$117,118
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(8,598,229)	(8,439,636)	6,565,835	(10,472,030)
Collections of receivables	—	8,620,803	9,333,285	(6,566,948)	11,387,140
Purchase of equipment on operating leases, net	—	(81,410)	(73,065)	—	(154,475)
Change in property and equipment and software, net	—	(2,700)	—	—	(2,700)
Net cash from (used in) investing activities	—	(61,536)	820,584	(1,113)	757,935
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(483,757)	229,237	224,303	(30,217)
Net change in indebtedness	(19,830)	304,156	(784,855)	—	(500,529)
Dividends paid to CNH Industrial America LLC	(130,000)	—	—	—	(130,000)
Net cash from (used in) financing activities	(149,830)	(179,601)	(555,618)	224,303	(660,746)
INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	37,134	177,173	—	214,307
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	—	121,200	683,044	—	804,244
End of year	$—	$158,334	$860,217	$—	$1,018,551

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	Condensed Statements of Cash Flows for the Year Ended December 31, 2018
	CNH
	Industrial	Guarantor	All Other
	Capital LLC	Entities	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from (used in) operating activities	$142,488	$488,329	$143,064	$(411,000)	$362,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of receivables acquired	—	(9,080,473)	(9,991,699)	7,269,611	(11,802,561)
Collections of receivables	—	8,967,965	10,375,251	(7,270,276)	12,072,940
Purchase of equipment on operating leases, net	—	(146,618)	(65,391)	—	(212,009)
Change in property and equipment and software, net	—	(5,427)	—	—	(5,427)
Net cash from (used in) investing activities	—	(264,553)	318,161	(665)	52,943
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany activity	—	(211,322)	(128,802)	185,948	(154,176)
Net change in indebtedness	(12,488)	(54,285)	(140,562)	—	(207,335)
Dividends paid to CNH Industrial America LLC	(130,000)	—	(225,717)	225,717	(130,000)
Net cash from (used in) financing activities	(142,488)	(265,607)	(495,081)	411,665	(491,511)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	(41,831)	(33,856)	—	(75,687)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	—	160,339	715,219	—	875,558
End of year	$—	$118,508	$681,363	$—	$799,871

NOTE 15: SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

	For the Year Ended December 31, 2020
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$215,817	$213,704	$209,674	$205,212	$844,407
Interest expense	78,688	67,974	68,840	64,456	279,958
Administrative and operating expenses	91,624	99,183	90,904	95,946	377,657
Income tax provision	10,428	10,556	11,775	10,753	43,512
Net income	$35,077	$35,991	$38,155	$34,057	$143,280

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