Form 10-Q
period 2021-03-31
CNH Industrial Capital LLC
filed 2021-05-11
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

As of March 31, 2021, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
REVENUES
Interest income on retail notes and finance leases	$41,152	$47,531
Interest income on wholesale notes	8,929	15,572
Interest and other income from affiliates	79,765	85,443
Rental income on operating leases	67,975	62,085
Other income	5,829	5,186
Total revenues	203,650	215,817
EXPENSES
Interest expense:
Interest expense to third parties	56,180	76,877
Interest expense to affiliates	810	1,811
Total interest expense	56,990	78,688
Administrative and operating expenses:
Fees charged by affiliates	11,539	12,148
Provision (benefit) for credit losses	(1,538)	14,478
Depreciation of equipment on operating leases	61,068	58,290
Other expenses	2,313	6,708
Total administrative and operating expenses	73,382	91,624
Total expenses	130,372	170,312
INCOME BEFORE TAXES	73,278	45,505
Income tax provision	17,298	10,428
NET INCOME	$55,980	$35,077

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
NET INCOME	$55,980	$35,077
Other comprehensive income (loss):
Foreign currency translation adjustment	5,758	(44,269)
Pension liability adjustment	(56)	(6)
Change in derivative financial instruments	2,263	(7,756)
Total other comprehensive income (loss)	7,965	(52,031)
COMPREHENSIVE INCOME	$63,945	$(16,954)

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$158,579	$392,929
Restricted cash and cash equivalents	589,972	625,622
Receivables, less allowance for credit losses of $132,321 and $136,136, respectively	8,771,647	8,896,811
Affiliated accounts and notes receivable	586,974	414,810
Equipment on operating leases, net	1,842,319	1,859,184
Equipment held for sale	25,197	36,515
Goodwill	110,442	110,158
Other intangible assets, net	13,611	13,333
Other assets	91,039	101,807
TOTAL	$12,189,780	$12,451,169
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,074,516	$4,229,428
Accounts payable and other accrued liabilities	974,715	904,399
Affiliated debt	350,704	187,310
Long-term debt	5,465,617	5,869,860
Total liabilities	10,865,552	11,190,997
Commitments and contingent liabilities (Note 11)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,345	843,234
Accumulated other comprehensive loss	(112,270)	(120,235)
Retained earnings	593,153	537,173
Total stockholder’s equity	1,324,228	1,260,172
TOTAL	$12,189,780	$12,451,169

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

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

	March 31,	December 31,
	2021	2020
Restricted cash and cash equivalents	$589,972	$625,622
Receivables, less allowance for credit losses of $70,483 and $78,960, respectively	5,762,549	6,364,343
TOTAL	$6,352,521	$6,989,965

Short-term debt (including current maturities of long-term debt)	$2,915,515	$3,017,432
Long-term debt	2,875,291	3,262,842
TOTAL	$5,790,806	$6,280,274

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Dollars in thousands)

(Unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,980	$35,077
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	61,070	58,290
Amortization of intangibles	472	401
Provision (benefit) for credit losses	(1,538)	14,478
Deferred income tax expense	4,656	6,954
Changes in components of working capital:
Change in affiliated accounts and notes receivables	(172,164)	47,670
Change in other assets and equipment held for sale	12,147	(38,720)
Change in accounts payable and other accrued liabilities	67,427	43,486
Net cash from (used in) operating activities	28,050	167,636
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(2,534,290)	(2,318,986)
Collections of receivables	2,680,774	2,570,326
Purchase of equipment on operating leases	(124,175)	(135,185)
Proceeds from disposal of equipment on operating leases	94,608	122,809
Change in property, equipment and software, net	(750)	(155)
Net cash from (used in) investing activities	116,167	238,809
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	173,262	347,861
Payment of affiliated debt	(13,516)	(300,673)
Proceeds from issuance of long-term debt	961,690	200,000
Payment of long-term debt	(1,533,981)	(370,401)
Change in short-term borrowings, net	(1,672)	(384,449)
Dividends paid to CNH Industrial America LLC	—	(40,000)
Net cash from (used in) financing activities	(414,217)	(547,662)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(270,000)	(141,217)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	1,018,551	804,244
End of period	$748,551	$663,027
CASH PAID DURING THE PERIOD FOR INTEREST	$50,325	$57,499
CASH PAID DURING THE PERIOD FOR TAXES	$8,718	$144

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2020 as previously reported	$—	$843,749	$(124,396)	$543,688	$1,263,041
Adoption of ASC 326	—	—	—	(19,790)	(19,790)
BALANCE - January 1, 2020 as recast	—	843,749	(124,396)	523,898	1,243,251
Net income	—	—	—	35,077	35,077
Dividends paid to CNH Industrial America LLC	—	—	—	(40,000)	(40,000)
Foreign currency translation adjustment	—	—	(44,269)	—	(44,269)
Stock compensation	—	(1)	—	—	(1)
Pension liability adjustment, net of tax	—	—	(6)	—	(6)
Change in derivative financial instruments, net of tax	—	—	(7,756)	—	(7,756)
BALANCE - March 31, 2020	$—	$843,748	$(176,427)	$518,975	$1,186,296
BALANCE - January 1, 2021	$—	$843,234	$(120,235)	$537,173	$1,260,172
Net income	—	—	—	55,980	55,980
Foreign currency translation adjustment	—	—	5,758	—	5,758
Stock compensation	—	111	—	—	111
Pension liability adjustment, net of tax	—	—	(56)	—	(56)
Change in derivative financial instruments, net of tax	—	—	2,263	—	2,263
BALANCE - March 31, 2021	$—	$843,345	$(112,270)	$593,153	$1,324,228

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

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which should be read in conjunction with the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020. Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, which is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

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

The COVID-19 pandemic has resulted in uncertainties in the Company’s business, which may cause actual results to differ materially from the estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with the allowance for credit losses, the determination of end-of-lease market values for equipment on operating leases, goodwill and income taxes. Changes in estimates are recorded in results of operations in the period that the events or circumstances giving rise to such changes occur.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Adopted in 2021

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This ASU eliminates certain exceptions to the general principles in ASC 740, Income Taxes. Specifically, it eliminates the exception to (1) the incremental approach for intraperiod tax allocation where there is a loss from continuing operations, and income or a gain from other items; (2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of this standard did not have a material impact on its consolidated financial statements. The Company has elected, pursuant to this ASU, to include a portion of CNH Industrial America’s consolidated income tax expense in the results of certain entities included in these financial statements that are disregarded by the relevant tax authorities and, therefore, would not be subject to income tax on a stand-alone basis.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) includes net income plus other comprehensive income, which includes foreign currency translation gains and losses, certain changes in pension plans and changes in fair value of certain derivatives designated as cash flow hedges.

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended March 31, 2021:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(113,284)	$67	$(9,542)	$(122,759)
Tax asset (liability)	—	(5)	2,529	2,524
Beginning balance, net of tax	(113,284)	62	(7,013)	(120,235)
Other comprehensive income (loss) before reclassifications	5,758	(110)	2,887	8,535
Amounts reclassified from accumulated other comprehensive income (loss)	—	36	192	228
Tax effects	—	18	(816)	(798)
Net current-period other comprehensive income (loss)	5,758	(56)	2,263	7,965
Total	$(107,526)	$6	$(4,750)	$(112,270)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended March 31, 2020:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(125,133)	$(302)	$1,335	$(124,100)
Tax asset (liability)	—	58	(354)	(296)
Beginning balance, net of tax	(125,133)	(244)	981	(124,396)
Other comprehensive income (loss) before reclassifications	(44,269)	(59)	(10,389)	(54,717)
Amounts reclassified from accumulated other comprehensive income (loss)	—	52	(163)	(111)
Tax effects	—	1	2,796	2,797
Net current-period other comprehensive income (loss)	(44,269)	(6)	(7,756)	(52,031)
Total	$(169,402)	$(250)	$(6,775)	$(176,427)

The reclassifications out of AOCI and the location on the consolidated statements of income for the three months ended March 31, 2021 and 2020 are as follows:

	2021	2020	Affected Line Item
Amortization of defined benefit pension items:
	$(36)	$(52)	Various line items individually insignificant
	(36)	(52)	Income before taxes
	9	7	Income tax effects
	$(27)	$(45)	Net of tax
Unrealized losses on derivatives:
	$(192)	$163	Interest expense to third parties
	(192)	163	Income before taxes
	51	(43)	Income tax effects
	$(141)	$120	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of March 31, 2021 and December 31, 2020 is as follows:

	March 31,	December 31,
	2021	2020
Retail	$1,333,947	$833,864
Wholesale	612,757	639,934
Finance lease	158,961	156,161
Restricted receivables	6,798,303	7,402,988
Gross receivables	8,903,968	9,032,947
Less: Allowance for credit losses	(132,321)	(136,136)
Total receivables, net	$8,771,647	$8,896,811

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Retail	$4,649,480	$5,280,423
Wholesale	2,148,823	2,122,565
Total restricted receivables	$6,798,303	$7,402,988

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended March 31, 2021 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$126,851	$9,285	$136,136
Charge-offs	(3,232)	—	(3,232)
Recoveries	776	3	779
Provision	(2,021)	483	(1,538)
Foreign currency translation and other	167	9	176
Ending balance	$122,541	$9,780	$132,321
Receivables:
Ending balance	$6,142,388	$2,761,580	$8,903,968

At March 31, 2021, the allowance for credit losses included a release of reserves primarily due to the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID-19 pandemic. The Company continues to monitor the situation and will update the macroeconomic factors and qualitative factors in future periods, as warranted.

At both March 31, 2020 and December 31, 2020, the allowance for credit losses included a build of reserves primarily due to the expectation of deteriorating credit conditions related to the COVID 19 pandemic and the adoption of ASC 326.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables as of March 31, 2021 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Retail
United States
2021	$—	$—	$—	$—	$511,450	$511,450
2020	8,747	1,537	534	10,818	1,916,106	1,926,924
2019	4,952	3,441	5,746	14,139	1,080,646	1,094,785
2018	3,476	621	3,456	7,553	717,439	724,992
2017	2,377	757	2,848	5,982	364,980	370,962
2016	963	615	2,804	4,382	161,055	165,437
Prior to 2016	959	372	2,899	4,230	41,238	45,468
Total	$21,474	$7,343	$18,287	$47,104	$4,792,914	$4,840,018
Canada
2021	$—	$—	$—	$—	$148,045	$148,045
2020	1,988	790	249	3,027	561,315	564,342
2019	569	1,671	2,621	4,861	289,658	294,519
2018	872	627	997	2,496	167,415	169,911
2017	415	52	681	1,148	80,402	81,550
2016	184	74	1,367	1,625	32,964	34,589
Prior to 2016	31	2	408	441	8,973	9,414
Total	$4,059	$3,216	$6,323	$13,598	$1,288,772	$1,302,370
Wholesale
United States	$8	$287	$266	$561	$2,144,536	$2,145,097
Canada	$—	$—	$—	$—	$616,483	$616,483
Total
Retail	$25,533	$10,559	$24,610	$60,702	$6,081,686	$6,142,388
Wholesale	$8	$287	$266	$561	$2,761,019	$2,761,580

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

Included in the receivables balance at March 31, 2021 and December 31, 2020 is accrued interest of $44,145 and $52,595, respectively. The Company does not include accrued interest in its allowance for credit losses. Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged off to interest income. Interest income charged off was not material for the three months ended March 31, 2021 and 2020. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021			December 31, 2020
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$22,667	$30,912	$53,579	$28,882	$35,402	$64,284
Canada	$6,478	$—	$6,478	$8,597	$—	$8,597

As of March 31, 2021 and December 31, 2020, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three months ended March 31, 2021 and 2020 was immaterial.

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

As of March 31, 2021, the Company had 218 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $6,157 and the post-modification value was $5,542. Additionally, the Company had 356 accounts with a balance of $23,674 undergoing bankruptcy proceedings where a concession has not yet been determined. As of March 31, 2020, the Company had 289 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $8,947 and the post-modification value was $7,968. Additionally, the Company had 334 accounts with a balance of $16,909 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended March 31, 2021 and 2020.

As of March 31, 2021 and 2020, the Company’s wholesale TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $110,010) as of March 31, 2021 are as follows:

2021	$177,607
2022	161,362
2023	83,222
2024	28,693
2025 and thereafter	9,436
Total lease payments	$460,320

NOTE 6: CREDIT FACILITIES AND DEBT

On March 15, 2021, the Company, through a bankruptcy-remote trust, issued $961,690 of amortizing asset-backed notes secured by U.S. retail receivables.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Committed unsecured facilities with banks as of March 31, 2021 totaled $582,435. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of March 31, 2021, the Company had $182,435 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings, as needed. There was no outstanding commercial paper as of March 31, 2021.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended March 31, 2021 and 2020 were 23.6% and 22.9%, respectively.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of March 31, 2021, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 45 months. As of March 31, 2021, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $638.

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three months ended March 31, 2021 and 2020.

All of the Company’s interest rate derivatives as of March 31, 2021 and December 31, 2020 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $4,329,183 and $4,369,574 at March 31, 2021 and December 31, 2020, respectively. The four-month average notional amounts for the three months ended March 31, 2021 and 2020 were $4,345,668 and $2,981,170, respectively.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of March 31, 2021 and December 31, 2020 in the consolidated balance sheets are recorded as follows:

	March 31,	December 31,
	2021	2020
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$49,889	$58,008
Accounts payable and other accrued liabilities:
Interest rate derivatives	$5,577	$4,882
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$5,568	$1,053
Foreign exchange contracts	—	2
Total	$5,568	$1,055
Accounts payable and other accrued liabilities:
Interest rate derivatives	$5,568	$1,053
Foreign exchange contracts	4,678	3,815
Total	$10,246	$4,868

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three months ended March 31, 2021 and 2020 are recorded in the following accounts:

	Three Months Ended
	March 31,
	2021	2020
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$2,887	$(10,389)
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	(192)	163
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$867	$(5,251)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, all of which are measured as Level 2:

	March 31,	December 31,
	2021	2020
Assets
Interest rate derivatives	$55,457	$59,061
Foreign exchange contracts	—	2
Total assets	$55,457	$59,063
Liabilities
Interest rate derivatives	$11,145	$5,935
Foreign exchange contracts	4,678	3,815
Total liabilities	$15,823	$9,750

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$8,771,647	$8,908,653	$8,896,811	$8,987,830
Long-term debt	$5,465,617	$5,529,755	$5,869,860	$5,992,745

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended
	March 31,
	2021	2020
Revenues
United States	$164,142	$173,641
Canada	40,741	43,741
Eliminations	(1,233)	(1,565)
Total	$203,650	$215,817
Interest expense
United States	$47,922	$65,766
Canada	10,301	14,487
Eliminations	(1,233)	(1,565)
Total	$56,990	$78,688
Net income
United States	$44,604	$26,103
Canada	11,376	8,974
Total	$55,980	$35,077
Depreciation and amortization
United States	$49,051	$47,859
Canada	12,491	10,832
Total	$61,542	$58,691
Expenditures for equipment on operating leases
United States	$99,219	$113,622
Canada	24,956	21,563
Total	$124,175	$135,185
Provision for credit losses
United States	$(2,505)	$11,299
Canada	967	3,179
Total	$(1,538)	$14,478

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	March 31,	December 31,
	2021	2020
Total assets
United States	$9,855,272	$10,186,808
Canada	2,515,000	2,442,180
Eliminations	(180,492)	(177,819)
Total	$12,189,780	$12,451,169
Managed receivables
United States	$6,985,115	$7,195,558
Canada	1,918,853	1,837,389
Total	$8,903,968	$9,032,947

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three months ended March 31, 2021 and 2020 is as follows:

	2021	2020
Subsidy from CNH Industrial North America
Retail	$37,138	$41,140
Wholesale	25,499	28,976
Operating lease	16,888	15,179
Income from affiliated receivables
CNH Industrial North America	197	—
Other affiliates	43	148
Total interest and other income from affiliates	$79,765	$85,443

Interest expense to affiliates was $810 and $1,811, respectively, for the three months ended March 31, 2021 and 2020. Fees charged by affiliates were $11,539 and $12,148 for the three months ended March 31, 2021 and 2020, respectively, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of March 31, 2021 and December 31, 2020, the Company had various accounts and notes receivable and debt with the following affiliates:

	March 31	December 31
	2021	2020
Affiliated receivables
CNH Industrial America	$574,497	$391,445
CNH Industrial Canada Ltd.	—	10,906
Other affiliates	12,477	12,459
Total affiliated receivables	$586,974	$414,810
Affiliated debt
CNH Industrial Canada Ltd.	$350,704	$187,310
Total affiliated debt	$350,704	$187,310

Accounts payable and other accrued liabilities, including tax payables, of $104,137 and $31,795 were payable to related parties as of March 31, 2021 and December 31, 2020, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

Guarantees

The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $55,000. The guarantees are in effect for the term of the underlying funding facilities.

Commitments

The Company has various agreements, on an uncommitted basis, to extend credit for the wholesale and dealer financing managed portfolio. At March 31, 2021, the total credit limit available was $6,067,993, of which $2,651,315 was utilized.

NOTE 12: SUBSEQUENT EVENTS

On April 1, 2021, the Company repaid $500,000 of its 4.875% unsecured notes due 2021.

On April 20, 2021, the Company, through a trust, issued C$511,825 ($405,903) of amortizing asset-backed notes secured by Canadian retail receivables.

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

Trends and Economic Conditions

The extent of the continuing impact of COVID-19 on our operational and financial performance will depend on certain developments, including the resurgence of COVID-19, its impact on our customers and suppliers and the efficacy of governmental and community vaccination efforts, which are uncertain. We will continue to proactively respond to the situation and may take further actions that alter our business operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and customers.

CNH Industrial has confirmed its intention to enhance its customer focus through the separation of its “On-Highway” (commercial and specialty vehicles and powertrain) and “Off-Highway” (agriculture and construction) businesses in early 2022. The separation is expected to be effected through the spin-off of CNH Industrial N.V.’s equity interest in “On-Highway” to CNH Industrial N.V. shareholders. Execution of the transaction requires further work on structure, management, governance and other significant matters as well as appropriate corporate approvals (including approval at an extraordinary general meeting of shareholders) and satisfaction of other conditions. CNH Industrial can make no assurance that any spin-off transaction will ultimately occur, or, if one does occur, its terms or timing.

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended March 31, 2021, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,058 million and $280 million, respectively, representing increases of 27.6% and 64.7% from the same period in 2020, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $56.0 million for the three months ended March 31, 2021, compared to $35.1 million for the three months ended March 31, 2020. The increase in net income was primarily due to an increased net interest margin and a lower provision for credit losses. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.7% at March 31, 2021, December 31, 2020 and March 31, 2020.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

Revenues for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020	$ Change	% Change
Interest income on retail notes and finance leases	$41,152	$47,531	$(6,379)	(13.4)%
Interest income on wholesale notes	8,929	15,572	(6,643)	(42.7)
Interest and other income from affiliates	79,765	85,443	(5,678)	(6.6)
Rental income on operating leases	67,975	62,085	5,890	9.5
Other income	5,829	5,186	643	12.4
Total revenues	$203,650	$215,817	$(12,167)	(5.6)%

Revenues totaled $203.7 million for the three months ended March 31, 2021 compared to $215.8 million for the three months ended March 31, 2020. The decrease was primarily driven by a lower average managed portfolio and a slightly lower average yield. The average yield for the managed portfolio was 7.3% and 7.4% for the three months ended March 31, 2021 and 2020, respectively.

Interest income on retail notes and finance leases for the three months ended March 31, 2021 was $41.2 million, representing a decrease of $6.4 million from the three months ended March 31, 2020. The decrease was primarily due to a $6.5 million unfavorable impact from lower interest rates, partially offset by a $0.1 million favorable impact from higher average earning assets.

Interest income on wholesale notes for the three months ended March 31, 2021 was $8.9 million, representing a decrease of $6.6 million from the three months ended March 31, 2020. The decrease was due to the unfavorable impacts of $4.3 million from lower average earning assets and $2.3 million from lower interest rates.

Interest and other income from affiliates for the three months ended March 31, 2021 was $79.8 million compared to $85.4 million for the three months ended March 31, 2020. Compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $37.1 million and $41.1 million for the three months ended March 31, 2021 and 2020, respectively. The decrease was primarily due to pricing and mix of programs. For the three months ended March 31, 2021, compensation from CNH Industrial North America for wholesale marketing programs was $25.5 million, a decrease of $3.5 million from the same period in 2020. The decrease was primarily due to lower CNH Industrial North America volumes. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $16.9 million and $15.2 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to higher average earning assets.

Rental income on operating leases for the three months ended March 31, 2021 was $68.0 million, representing an increase of $5.9 million from the same period in 2020. The increase was due to the favorable impacts of $3.1 million from higher average earning assets and $2.8 million from higher interest rates.

Other income for the three months ended March 31, 2021 was $5.8 million, representing an increase of $0.6 million from the three months ended March 31, 2020.

Expenses

Expenses for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020	$ Change	% Change
Total interest expense	$56,990	$78,688	$(21,698)	(27.6)%
Fees charged by affiliates	11,539	12,148	(609)	(5.0)
Provision (benefit) for credit losses	(1,538)	14,478	(16,016)	(110.6)
Depreciation of equipment on operating leases	61,068	58,290	2,778	4.8
Other expenses	2,313	6,708	(4,395)	(65.5)
Total expenses	$130,372	$170,312	$(39,940)	(23.5)%

Interest expense totaled $57.0 million for the three months ended March 31, 2021 compared to $78.7 million for the same period in 2020. The decrease was due to the favorable impacts of $18.2 million from lower average interest rates and $3.5 million from lower average total debt. The average debt cost was 2.3% for the three months ended March 31, 2021 compared to 3.0% for the three months ended March 31, 2020.

The provision (benefit) for credit losses was a $1.5 million benefit for the three months ended March 31, 2021 compared to a $14.5 million provision for the same period in 2020. The decrease in the provision for credit losses in 2021 was due to the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID-19 pandemic.

Depreciation of equipment on operating leases increased by $2.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to higher operating lease portfolio.

Other expenses were $2.3 million for the three months ended March 31, 2021 compared to $6.7 million for the three months ended March 31, 2020. The decrease was due to lower losses on equipment held for sale.

The effective tax rate for the three months ended March 31, 2021 was 23.6%, compared to 22.9% for the three months ended March 31, 2020.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020	$ Change	% Change
Retail	$754,185	$617,142	$137,043	22.2%
Wholesale	1,780,105	1,701,844	78,261	4.6
Equipment on operating leases	124,175	135,185	(11,010)	(8.1)
Total originations	$2,658,465	$2,454,171	$204,294	8.3%

The quarter-over-quarter increase in retail and wholesale originations was primarily due an increase in unit sales of CNH Industrial North America equipment, while the quarter-over-quarter decrease in operating lease originations was primarily due to programming.

Total receivables and equipment on operating leases held as of March 31, 2021, December 31, 2020 and March 31, 2020 were as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2021	2020	2020
Retail	$6,142,388	$6,270,448	$5,967,540
Wholesale	2,761,580	2,762,499	3,538,398
Equipment on operating leases	1,842,319	1,859,184	1,742,711
Total receivables and equipment on operating leases	$10,746,287	$10,892,131	$11,248,649

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 1.0% at March 31, 2021 and 1.1% at both December 31, 2020 and March 31, 2020. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at March 31, 2021, December 31, 2020 or March 31, 2020. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $29.1 million, $37.5 million and $43.8 million at March 31, 2021, December 31, 2020 and March 31,2020, respectively. Total wholesale receivables on nonaccrual status were $30.9 million, $35.4 million and $27.3 million at March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

Total receivable charge-off amounts and recoveries, by product, for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020
Charge-offs:
Retail	$3,232	$7,837
Wholesale	—	179
Total charge-offs	3,232	8,016
Recoveries:
Retail	(776)	(727)
Wholesale	(3)	(3)
Total recoveries	(779)	(730)
Charge-offs, net of recoveries:
Retail	2,456	7,110
Wholesale	(3)	176
Total charge-offs, net of recoveries	$2,453	$7,286

Our allowance for credit losses on all receivables financed totaled $132.3 million at March 31, 2021, $136.1 million at December 31, 2020 and $105.2 million at March 31, 2020.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of March 31, 2021.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured notes, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the three months ended March 31, 2021 and 2020, our cash flows were as follows (dollars in thousands):

	2021	2020
Cash flows from (used in):
Operating activities	$28,050	$167,636
Investing activities	116,167	238,809
Financing activities	(414,217)	(547,662)
Net cash increase (decrease)	$(270,000)	$(141,217)

Operating activities in the three months ended March 31, 2021 generated cash of $28 million, resulting primarily from net income of $56 million, adjusted by depreciation and amortization of $62 million and $5 million in deferred tax expense, partially offset by changes in working capital of $93 million and a benefit for credit losses of $2 million. The decrease in cash provided by operating activities for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to $145 million related to changes in working capital, a $16 million decrease in provision for credit losses and a $2 million decrease in deferred tax adjustment, partially offset by a $21 million increase in net income and a $3 million increase in depreciation and amortization.

Investing activities in the three months ended March 31, 2021 generated cash of $116 million, resulting primarily from a reduction in net expenditures for receivables of $146 million, partially offset by net expenditures of $29 million for equipment on operating leases and $1 million for property, equipment and software. The decrease in cash provided by investing activities for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to a $105 million increase in net expenditures for receivables, a $17 million increase in net expenditures for equipment on operating leases and a $1 million increase in expenditures for property, equipment and software.

Financing activities in the three months ended March 31, 2021 used cash of $414 million, resulting primarily from net cash paid on long-term debt and short-term borrowings of $572 million and $2 million, respectively, partially offset by net cash received on affiliated debt of $160 million. The decrease in cash used in financing activities in the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to a decrease in net cash paid on short-term borrowings and affiliated debt of $383 million and $112 million, respectively, and lower dividends of $40 million paid to CNH Industrial America, partially offset by an increase in net cash paid on long-term debt of $402 million.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost-effective financing source and allows access to a wide investor base. CNH Industrial Capital had approximately $4.2 billion of public and private asset-backed securities outstanding in both the U.S. and Canada as of March 31, 2021. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.1 billion at March 31, 2021, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At March 31, 2021, approximately $0.9 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

Committed unsecured facilities with banks as of March 31, 2021 totaled $582 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of March 31, 2021, we had $182 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for our commercial paper borrowings, as needed. There was no outstanding commercial paper as of March 31, 2021.

As of March 31, 2021, our unsecured senior notes were as follows (dollars in thousands):

4.875% notes, due 2021	$500,000
3.875% notes, due 2021	400,000
4.375% notes, due 2022	500,000
1.950% notes, due 2023	600,000
4.200% notes, due 2024	500,000
1.875% notes, due 2026	500,000
Hedging, discounts and unamortized issuance costs	31,878
Total	$3,031,878

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

The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured debt securities by the rating agencies engaged by us are the same as those for CNHI. Those ratings as of March 31, 2021 were as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB	A-2	Stable
Fitch Ratings	BBB-	F3	Stable
Moody's Investors Service	Baa3	-	Stable

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $351 million and $187 million as of March 31, 2021 and December 31, 2020, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity was $1.3 billion at both March 31, 2021 and December 31, 2020. For the three months ended March 31, 2020, CNH Industrial Capital LLC paid cash dividends of $40 million to CNH Industrial America.

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

Guarantor Statements

CNH Industrial Capital America and New Holland Credit (the “Guarantor Entities”), which are 100%-owned subsidiaries of CNH Industrial Capital LLC, guarantee the unsecured senior notes issued by CNH Industrial Capital LLC. The guarantees (“Guarantees”) are full, unconditional, and joint and several.

The Guarantor Entities’ guarantees are general unsecured obligations of the Guarantor Entities and rank senior in right of payment to all future obligations of the Guarantor Entities that are, by their terms, expressly subordinated in right of payment to the Guarantees and pari passu in right of payment with all existing and future unsecured indebtedness of the Guarantor Entities that are not so subordinated.

The Guarantor Entities’ obligations under the Guarantees are limited as necessary to prevent the Guarantees from constituting a fraudulent conveyance under applicable law. If the Guarantees were rendered voidable, they could be subordinated by a court to all other indebtedness (including guarantees and other contingent liabilities) of the Guarantor Entities and, depending on the amount of the indebtedness, the Guarantor Entities’ liability on the Guarantees could be reduced to zero.

The Guarantees of the Guarantor Entities will be automatically released:

(1)

in connection with any sale or other disposition of all of the capital stock of the Guarantor Entities to a person other than CNH Industrial Capital LLC or any subsidiary of CNH Industrial Capital LLC;

(2)

in connection with the sale or other disposition of all or substantially all of the assets or properties of the Guarantor Entities, including by way of merger, consolidation or otherwise, to a person other than CNH Industrial Capital LLC or any subsidiary of CNH Industrial Capital LLC; or

(3)	certain other circumstances.

The following financial information consists of summarized financial information of CNH Industrial Capital LLC and the Guarantor Entities (the “Obligors”), presented on a combined basis. Intercompany balances and transactions between Obligors have been eliminated. The investments in, and equity in income from, non-guarantor subsidiaries has been excluded. The Obligors’ summarized financial information as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and the year ended December 31, 2020 was as follows (dollars in thousands):

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Revenues	$119,181	$471,374
Interest expense	40,318	230,025
Administrative and operating expenses	66,971	273,997
Income tax provision (benefit)	2,899	(6,697)
Net income (loss)	$8,993	$(25,951)

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$106,286	$158,334
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $39,531 and $35,710	1,810,035	1,479,160
Equipment on operating leases, net	1,413,789	1,434,253
Short-term debt, including current maturities of long-term debt	1,159,001	1,109,953
Accounts payable and other accrued liabilities	803,996	798,624
Long-term debt	2,408,108	2,528,576

The Obligors’ amounts due from and due to the non-guarantor subsidiaries as of March 31, 2021 and December 31, 2020 were as follows (dollars in thousands):

	March 31,	December 31,
	2021	2020
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$2,158,782	$2,135,799
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	2,895,542	2,810,187

Other Data

	Investments
	As of or for the
	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Total managed receivables	$8,903,968	$9,505,938
Operating lease equipment	1,842,319	1,742,711
Total managed portfolio	$10,746,287	$11,248,649
Delinquency (1)	0.69%	0.68%
Average managed receivables	$9,164,492	$9,911,873
Net credit loss (2)	0.19%	0.36%
Profitability: (3)
Return on average managed portfolio (4)	2.08%	1.23%
Asset Quality:
Allowance for credit losses/total receivables	1.49%	1.11%

(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Three months ended March 31, 2021 and 2020 annualized.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this filing, including statements regarding our future responses to and effect of the COVID-19 pandemic; competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, capital expenditures, dividends, capital structure or other financial items; costs; and plans and objectives of management regarding operations, products and services, are forward-looking statements. These statements may include terminology such as “may,” “will,” “expect,” “could,” “should,” “intend,” “estimate,” “anticipate,” “believe,” “outlook,” “continue,” “remain,” “on track,” “design,” “target,” “objective,” “goal,” “forecast,” “projection,” “prospects,” “plan,” or similar terminology. Forward-looking statements, including those related to the COVID-19 pandemic, are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize or other assumptions underlying any of the forward-looking statements prove to be incorrect, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: the many interrelated factors that affect customer confidence and demand for our financing products and services; the unknown duration and economic, operational and financial impacts of the COVID-19 pandemic; general economic conditions; changes in government policies regarding banking, monetary and fiscal policies; legislation, particularly relating to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including protectionist trade policies such as higher tariffs, sanctions, import quotas, capital controls and new barriers to entry or consequent reactions by other governments against such policies; costs related to litigation or regulatory actions; actions of competitors in the various industries in which CNH Industrial North America competes; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; a decline in the price of used equipment; political and civil unrest; volatility and deterioration of capital and financial markets; the duration and scope of the COVID-19 pandemic and governmental, business and individuals’ response thereto; the ability of CNHI to complete the spin-off transaction considering the various conditions to the completion of the spin-off transaction (some of which are outside of CNHI’s control); other similar risks and uncertainties and our success, and CNH Industrial North America’s success, in managing the risks involved in the foregoing.

Forward-looking statements are based upon assumptions relating to the factors described in this filing, which are sometimes based upon estimates and data received from third parties. Such estimates and data are often revised. Our actual results could differ materially from those anticipated in such forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update or revise publicly our forward-looking statements, whether as a result of new developments or otherwise.

Additional factors which could cause actual results to differ from those expressed or implied by the forward-looking statements are included in the Company’s filings with the SEC (including, but not limited to, the factors discussed in our annual report on Form 10-K and quarterly reports submitted on Form 10-Q).

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2020 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended March 31, 2021.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the three months ended March 31, 2021.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three months ended March 31, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iii) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) Consolidated Statements of Changes in Stockholder’s Equity for the three months ended March 31, 2021 and 2020 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: May 11, 2021	By:	/s/ Carlo Alberto Sisto

		Name:	Carlo Alberto Sisto
		Title:	Chairman and President