Form 10-Q
period 2021-06-30
CNH Industrial Capital LLC
filed 2021-08-05
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧ Emerging growth company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of June 30, 2021, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Interest income on retail notes and finance leases	$38,899	$48,489	$80,051	$96,020
Interest income on wholesale notes	8,400	13,569	17,329	29,141
Interest and other income from affiliates	75,312	82,069	155,077	167,512
Rental income on operating leases	68,049	62,109	136,024	124,194
Other income	6,600	7,468	12,429	12,654
Total revenues	197,260	213,704	400,910	429,521
EXPENSES
Interest expense:
Interest expense to third parties	47,370	67,739	103,550	144,616
Interest expense to affiliates	1,755	235	2,565	2,046
Total interest expense	49,125	67,974	106,115	146,662
Administrative and operating expenses:
Fees charged by affiliates	11,185	10,995	22,724	23,143
Provision (benefit) for credit losses	(8,001)	20,659	(9,539)	35,137
Depreciation of equipment on operating leases	60,628	58,836	121,696	117,126
Other expenses	9,562	8,693	11,875	15,401
Total administrative and operating expenses	73,374	99,183	146,756	190,807
Total expenses	122,499	167,157	252,871	337,469
INCOME BEFORE TAXES	74,761	46,547	148,039	92,052
Income tax provision	18,248	10,556	35,546	20,984
NET INCOME	$56,513	$35,991	$112,493	$71,068

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
NET INCOME	$56,513	$35,991	$112,493	$71,068
Other comprehensive income (loss):
Foreign currency translation adjustment	9,891	19,311	15,649	(24,958)
Pension liability adjustment	(59)	(49)	(115)	(55)
Change in derivative financial instruments	810	(790)	3,073	(8,546)
Total other comprehensive income (loss)	10,642	18,472	18,607	(33,559)
COMPREHENSIVE INCOME	$67,155	$54,463	$131,100	$37,509

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$168,421	$392,929
Restricted cash and cash equivalents	498,015	625,622
Receivables, less allowance for credit losses of $123,918 and $136,136, respectively	8,960,193	8,896,811
Affiliated accounts and notes receivable	549,000	414,810
Equipment on operating leases, net	1,800,373	1,859,184
Equipment held for sale	18,767	36,515
Goodwill	110,924	110,158
Other intangible assets, net	13,216	13,333
Other assets	87,163	101,807
TOTAL	$12,206,072	$12,451,169
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,098,992	$4,229,428
Accounts payable and other accrued liabilities	1,023,353	904,399
Affiliated debt	211,772	187,310
Long-term debt	5,560,456	5,869,860
Total liabilities	10,894,573	11,190,997
Commitments and contingent liabilities (Note 11)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,461	843,234
Accumulated other comprehensive loss	(101,628)	(120,235)
Retained earnings	569,666	537,173
Total stockholder’s equity	1,311,499	1,260,172
TOTAL	$12,206,072	$12,451,169

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

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

	June 30,	December 31,
	2021	2020
Restricted cash and cash equivalents	$498,015	$625,622
Receivables, less allowance for credit losses of $65,275 and $78,960, respectively	5,948,222	6,364,343
TOTAL	$6,446,237	$6,989,965

Short-term debt (including current maturities of long-term debt)	$2,935,900	$3,017,432
Long-term debt	2,938,522	3,262,842
TOTAL	$5,874,422	$6,280,274

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Dollars in thousands)

(Unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,493	$71,068
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	121,700	117,129
Amortization of intangibles	927	803
Provision (benefit) for credit losses	(9,539)	35,137
Deferred income tax expense	1,872	(4,304)
Changes in components of working capital:
Change in affiliated accounts and notes receivables	(134,190)	(135,571)
Change in other assets and equipment held for sale	16,806	(66,512)
Change in accounts payable and other accrued liabilities	115,910	67,454
Net cash from (used in) operating activities	225,979	85,204
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(5,706,759)	(4,793,000)
Collections of receivables	5,708,040	5,290,616
Purchase of equipment on operating leases	(226,738)	(273,464)
Proceeds from disposal of equipment on operating leases	191,897	223,875
Change in property, equipment and software, net	(810)	(154)
Net cash from (used in) investing activities	(34,370)	447,873
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	214,818	557,352
Payment of affiliated debt	(196,202)	(771,208)
Proceeds from issuance of long-term debt	1,959,069	1,956,026
Payment of long-term debt	(2,461,472)	(2,034,118)
Change in short-term borrowings, net	20,063	(304,356)
Dividends paid to CNH Industrial America LLC	(80,000)	(90,000)
Net cash from (used in) financing activities	(543,724)	(686,304)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(352,115)	(153,227)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	1,018,551	804,244
End of period	$666,436	$651,017
CASH PAID DURING THE PERIOD FOR INTEREST	$110,602	$141,472
CASH PAID DURING THE PERIOD FOR TAXES	$22,403	$10,310

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2021	$—	$843,234	$(120,235)	$537,173	$1,260,172
Net income	—	—	—	55,980	55,980
Foreign currency translation adjustment	—	—	5,758	—	5,758
Stock compensation	—	111	—	—	111
Pension liability adjustment, net of tax	—	—	(56)	—	(56)
Change in derivative financial instruments, net of tax	—	—	2,263	—	2,263
BALANCE - March 31, 2021	$—	$843,345	$(112,270)	$593,153	$1,324,228
Net income	—	—	—	56,513	56,513
Dividends paid to CNH Industrial America LLC	—	—	—	(80,000)	(80,000)
Foreign currency translation adjustment	—	—	9,891	—	9,891
Stock compensation	—	116	—	—	116
Pension liability adjustment, net of tax	—	—	(59)	—	(59)
Change in derivative financial instruments, net of tax	—	—	810	—	810
BALANCE - June 30, 2021	$—	$843,461	$(101,628)	$569,666	$1,311,499

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Continued)

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

The COVID-19 pandemic has resulted in uncertainties in the Company’s business, which may cause actual results to differ materially from the estimates and assumptions used in preparation of the financial statements including, but not limited to, future cash flows associated with the allowance for credit losses, the determination of end-of-lease market values for equipment on operating leases, goodwill and income taxes. Changes in estimates are recorded in the results of operations in the period that the events or circumstances giving rise to such changes occur.

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

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended June 30, 2021:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(107,526)	$(7)	$(6,462)	$(113,995)
Tax asset	—	13	1,712	1,725
Beginning balance, net of tax	(107,526)	6	(4,750)	(112,270)
Other comprehensive income (loss) before reclassifications	9,891	(113)	945	10,723
Amounts reclassified from accumulated other comprehensive income (loss)	—	35	157	192
Tax effects	—	19	(292)	(273)
Net current-period other comprehensive income (loss)	9,891	(59)	810	10,642
Total	$(97,635)	$(53)	$(3,940)	$(101,628)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the six months ended June 30, 2021:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(113,284)	$67	$(9,542)	$(122,759)
Tax asset	—	(5)	2,529	2,524
Beginning balance, net of tax	(113,284)	62	(7,013)	(120,235)
Other comprehensive income (loss) before reclassifications	15,649	(223)	3,832	19,258
Amounts reclassified from accumulated other comprehensive income (loss)	—	71	349	420
Tax effects	—	37	(1,108)	(1,071)
Net current-period other comprehensive income (loss)	15,649	(115)	3,073	18,607
Total	$(97,635)	$(53)	$(3,940)	$(101,628)

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

The reclassifications out of AOCI and the location on the consolidated statements of income for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020	Affected Line Item
Amortization of defined benefit pension items:
	$(35)	$(50)	$(71)	$(102)	Various line items individually insignificant
	(35)	(50)	(71)	(102)	Income before taxes
	8	17	17	24	Income tax effects
	$(27)	$(33)	$(54)	$(78)	Net of tax
Unrealized losses on derivatives:
	$(157)	$(112)	$(349)	$51	Interest expense to third parties
	(157)	(112)	(349)	51	Income before taxes
	41	30	92	(13)	Income tax effects
	$(116)	$(82)	$(257)	$38	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of June 30, 2021 and December 31, 2020 is as follows:

	June 30,	December 31,
	2021	2020
Retail	$1,359,870	$833,864
Wholesale	644,395	639,934
Finance lease	174,221	156,161
Restricted receivables	6,905,625	7,402,988
Gross receivables	9,084,111	9,032,947
Less: Allowance for credit losses	(123,918)	(136,136)
Total receivables, net	$8,960,193	$8,896,811

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Retail	$4,796,942	$5,280,423
Wholesale	2,108,683	2,122,565
Total restricted receivables	$6,905,625	$7,402,988

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

Retail receivables that share the same risk characteristics such as, collateralization levels, geography, product type and other relevant factors are reviewed on a collective basis using measurement models and management judgment. The allowance for retail credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward looking macroeconomic factors, such as GDP and Net Farm Income. The forward-looking macroeconomic factors are updated quarterly. In addition, qualitative factors, such as the evolving impact of COVID-19, that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended June 30, 2021 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$122,541	$9,780	$132,321
Charge-offs	(1,088)	(179)	(1,267)
Recoveries	575	3	578
Provision (benefit)	(5,617)	(2,384)	(8,001)
Foreign currency translation and other	273	14	287
Ending balance	$116,684	$7,234	$123,918

Allowance for credit losses activity for the six months ended June 30, 2021 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$126,851	$9,285	$136,136
Charge-offs	(4,320)	(179)	(4,499)
Recoveries	1,351	6	1,357
Provision (benefit)	(7,638)	(1,901)	(9,539)
Foreign currency translation and other	440	23	463
Ending balance	$116,684	$7,234	$123,918
Receivables:
Ending balance	$6,331,033	$2,753,078	$9,084,111

At June 30, 2021, the allowance for credit losses included a release of reserves primarily due to the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID-19 pandemic. The Company continues to monitor the situation and will update the macroeconomic factors and qualitative factors in future periods, as warranted.

At both June 30, 2020 and December 31, 2020, the allowance for credit losses was based on the Company’s expectation of deteriorating credit conditions related to the COVID 19 pandemic.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables as of June 30, 2021 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Retail
United States
2021	$651	$—	$—	$651	$1,167,331	$1,167,982
2020	3,238	1,395	1,902	6,535	1,716,777	1,723,312
2019	3,373	1,821	3,380	8,574	964,258	972,832
2018	2,902	1,335	2,790	7,027	624,374	631,401
2017	2,073	281	2,604	4,958	308,375	313,333
2016	910	320	2,950	4,180	117,505	121,685
Prior to 2016	324	149	2,662	3,135	31,795	34,930
Total	$13,471	$5,301	$16,288	$35,060	$4,930,415	$4,965,475
Canada
2021	$238	$—	$—	$238	$360,093	$360,331
2020	1,867	716	665	3,248	504,849	508,097
2019	991	581	2,301	3,873	248,828	252,701
2018	1,038	312	812	2,162	140,236	142,398
2017	257	302	551	1,110	67,501	68,611
2016	173	70	765	1,008	25,372	26,380
Prior to 2016	34	—	327	361	6,679	7,040
Total	$4,598	$1,981	$5,421	$12,000	$1,353,558	$1,365,558
Wholesale
United States	$14	$4	$136	$154	$2,105,397	$2,105,551
Canada	$2	$—	$—	$2	$647,525	$647,527
Total
Retail	$18,069	$7,282	$21,709	$47,060	$6,283,973	$6,331,033
Wholesale	$16	$4	$136	$156	$2,752,922	$2,753,078

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

Included in the receivables balance at June 30, 2021 and December 31, 2020 is accrued interest of $43,567 and $52,595, respectively. The Company does not include accrued interest in its allowance for credit losses. Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged off to interest income. Interest income charged off was not material for the three and six months ended June 30, 2021 and 2020. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021			December 31, 2020
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$27,942	$18,612	$46,554	$28,882	$35,402	$64,284
Canada	$5,792	$—	$5,792	$8,597	$—	$8,597

As of June 30, 2021 and December 31, 2020, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three and six months ended June 30, 2021 and 2020 was immaterial.

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

As of June 30, 2021, the Company had 204 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $5,609 and the post-modification value was $5,039. Additionally, the Company had 339 accounts with a balance of $22,482 undergoing bankruptcy proceedings where a concession has not yet been determined. As of June 30, 2020, the Company had 275 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $8,580 and the post-modification value was $7,549. Additionally, the Company had 330 accounts with a balance of $21,058 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended June 30, 2021 and 2020.

As of June 30, 2021 and 2020, the Company’s wholesale TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $101,531) as of June 30, 2021 are as follows:

2021	$122,959
2022	178,055
2023	100,631
2024	39,167
2025 and thereafter	16,171
Total lease payments	$456,983

NOTE 6: CREDIT FACILITIES AND DEBT

On April 1, 2021, the Company repaid $500,000 of its 4.875% unsecured notes due 2021.

On April 20, 2021, the Company, through a trust, issued C$511,825 ($405,903) of amortizing asset-backed notes secured by Canadian retail receivables.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

On May 24, 2021, the Company completed an offering of $600,000 in aggregate principal amount of its 1.450% unsecured notes due 2026, issued at a price to the public of 99.208%.

Committed unsecured facilities with banks as of June 30, 2021 totaled $585,662. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of June 30, 2021, the Company had $185,662 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings, as needed. There was no outstanding commercial paper as of June 30, 2021.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended June 30, 2021 and 2020 were 24.4% and 22.7%, respectively. The effective tax rate was 24.0% for the six months ended June 30, 2021, compared to 22.8% for the same period in 2020.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of June 30, 2021, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 42 months. As of June 30, 2021, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $763.

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and six months ended June 30, 2021 and 2020.

All of the Company’s interest rate derivatives as of June 30, 2021 and December 31, 2020 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $4,191,438 and $4,369,574 at June 30, 2021 and December 31, 2020, respectively. The seven-month average notional amounts for the six months ended June 30, 2021 and 2020 were $4,210,894 and $3,124,169, respectively.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of June 30, 2021 and December 31, 2020 in the consolidated balance sheets are recorded as follows:

	June 30,	December 31,
	2021	2020
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$45,940	$58,008
Accounts payable and other accrued liabilities:
Interest rate derivatives	$3,944	$4,882
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$6,058	$1,053
Foreign exchange contracts	939	2
Total	$6,997	$1,055
Accounts payable and other accrued liabilities:
Interest rate derivatives	$6,058	$1,053
Foreign exchange contracts	5,921	3,815
Total	$11,979	$4,868

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and six months ended June 30, 2021 and 2020 are recorded in the following accounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$945	$(1,187)	$3,832	$(11,576)
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	(157)	(112)	(349)	51
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$1,244	$2,051	$2,111	$(3,200)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, all of which are measured as Level 2:

	June 30,	December 31,
	2021	2020
Assets
Interest rate derivatives	$51,998	$59,061
Foreign exchange contracts	939	2
Total assets	$52,937	$59,063
Liabilities
Interest rate derivatives	$10,002	$5,935
Foreign exchange contracts	5,921	3,815
Total liabilities	$15,923	$9,750

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$8,960,193	$9,092,826	$8,896,811	$8,987,830
Long-term debt	$5,560,456	$5,621,627	$5,869,860	$5,992,745

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
United States	$154,717	$173,322	$318,859	$346,963
Canada	43,726	41,593	84,467	85,334
Eliminations	(1,183)	(1,211)	(2,416)	(2,776)
Total	$197,260	$213,704	$400,910	$429,521
Interest expense
United States	$40,278	$56,895	$88,200	$122,661
Canada	10,030	12,290	20,331	26,777
Eliminations	(1,183)	(1,211)	(2,416)	(2,776)
Total	$49,125	$67,974	$106,115	$146,662
Net income
United States	$41,938	$27,454	$86,542	$53,557
Canada	14,575	8,537	25,951	17,511
Total	$56,513	$35,991	$112,493	$71,068
Depreciation and amortization
United States	$48,030	$48,543	$97,081	$96,402
Canada	13,055	10,698	25,546	21,530
Total	$61,085	$59,241	$122,627	$117,932
Expenditures for equipment on operating leases
United States	$69,351	$108,796	$168,570	$222,418
Canada	33,212	29,483	58,168	51,046
Total	$102,563	$138,279	$226,738	$273,464
Provision (benefit) for credit losses
United States	$(6,852)	$16,294	$(9,357)	$27,593
Canada	(1,149)	4,365	(182)	7,544
Total	$(8,001)	$20,659	$(9,539)	$35,137

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	June 30,	December 31,
	2021	2020
Total assets
United States	$9,837,686	$10,186,808
Canada	2,593,279	2,442,180
Eliminations	(224,893)	(177,819)
Total	$12,206,072	$12,451,169
Managed receivables
United States	$7,071,026	$7,195,558
Canada	2,013,085	1,837,389
Total	$9,084,111	$9,032,947

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Subsidy from CNH Industrial North America
Retail	$36,703	$39,243	$73,841	$80,383
Wholesale	23,880	27,138	49,379	56,114
Operating lease	14,588	15,591	31,476	30,770
Income from affiliated receivables
CNH Industrial North America	102	57	299	163
Other affiliates	39	40	82	82
Total interest and other income from affiliates	$75,312	$82,069	$155,077	$167,512

Interest expense to affiliates was $1,755 and $235, respectively, for the three months ended June 30, 2021 and 2020 and $2,565 and $2,046, respectively, for the six months ended June 30, 2021 and 2020. Fees charged by affiliates were $11,185 and $10,995, respectively, for the three months ended June 30, 2021 and 2020, and $22,724 and $23,143, respectively, for the six months ended June 30, 2021 and 2020, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of June 30, 2021 and December 31, 2020, the Company had various accounts and notes receivable and debt with the following affiliates:

	June 30,	December 31,
	2021	2020
Affiliated receivables
CNH Industrial America	$536,123	$391,445
CNH Industrial Canada Ltd.	—	10,906
Other affiliates	12,877	12,459
Total affiliated receivables	$549,000	$414,810
Affiliated debt
CNH Industrial Canada Ltd.	$211,772	$187,310
Total affiliated debt	$211,772	$187,310

Accounts payable and other accrued liabilities, including tax payables, of $192,715 and $31,795 were payable to related parties as of June 30, 2021 and December 31, 2020, respectively.

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

Commitments

The Company has various agreements, on an uncommitted basis, to extend credit for the wholesale and dealer financing managed portfolio. At June 30, 2021, the total credit limit available was $6,053,708, of which $2,664,182 was utilized.

NOTE 12: SUBSEQUENT EVENTS

On July 27, 2021, the Company, through a bankruptcy-remote trust, issued $843,840 of amortizing asset-backed notes secured by U.S. retail receivables.

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

Rising demand is adding pressure to CNH Industrial’s supply chain, requiring diligent coordination to keep its production at desired levels. CNH Industrial remains cautious about future impacts on its end-markets and business operations of restrictions on social interactions and business operations to limit the resurgence of the pandemic. CNH Industrial is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, its employees and its results of operations, financial condition and cash flows in 2021.

CNH Industrial has confirmed its intention to enhance its customer focus through the separation of its “On-Highway” (commercial and specialty vehicles, powertrain and the related financial services business) and “Off-Highway” (agriculture, construction and the related financial services business) businesses in early 2022. The separation is expected to be effected through the spin-off of CNH Industrial N.V.’s equity interest in “On-Highway” to CNH Industrial N.V. shareholders. Execution of the transaction requires further work on structure, management, governance and other significant matters as well as appropriate corporate approvals (including approval at an extraordinary general meeting of shareholders) and satisfaction of other conditions. CNH Industrial can make no assurance that any spin-off transaction will ultimately occur, or, if one does occur, its terms or timing.

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended June 30, 2021, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,286 million and $372 million, respectively, representing increases of 43.5% and 131.1% from the same period in 2020, respectively. For the six months ended June 30, 2021, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $2,344 million and $652 million, respectively, representing increases of 35.9% and 97.0% from the same period in 2020, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $56.5 million and $112.5 million for the three and six months ended June 30, 2021, compared to $36.0 million and $71.1 million for the three and six months ended June 30, 2020. The increase in net income was primarily due to an increased net interest margin and a lower provision for credit losses. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.5%, 0.7% and 0.6% at June 30, 2021, December 31, 2020 and June 30, 2020, respectively.

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

Results of Operations

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

Revenues

Revenues for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2021	2020	$ Change	% Change
Interest income on retail notes and finance leases	$38,899	$48,489	$(9,590)	(19.8)%
Interest income on wholesale notes	8,400	13,569	(5,169)	(38.1)
Interest and other income from affiliates	75,312	82,069	(6,757)	(8.2)
Rental income on operating leases	68,049	62,109	5,940	9.6
Other income	6,600	7,468	(868)	(11.6)
Total revenues	$197,260	$213,704	$(16,444)	(7.7)%

	Six Months Ended
	June 30,
	2021	2020	$ Change	% Change
Interest income on retail notes and finance leases	$80,051	$96,020	$(15,969)	(16.6)%
Interest income on wholesale notes	17,329	29,141	(11,812)	(40.5)
Interest and other income from affiliates	155,077	167,512	(12,435)	(7.4)
Rental income on operating leases	136,024	124,194	11,830	9.5
Other income	12,429	12,654	(225)	(1.8)
Total revenues	$400,910	$429,521	$(28,611)	(6.7)%

Revenues totaled $197.3 million and $400.9 million for the three and six months ended June 30, 2021, respectively, compared to $213.7 million and $429.5 million for the same periods in 2020. The quarter-over-quarter and year-over-year decreases were primarily driven by a lower average managed portfolio and a slightly lower average yield. The average yield for the managed portfolio was 7.1% and 7.4% for the three months ended June 30, 2021 and 2020, respectively, and 7.2% and 7.4% for the six months ended June 30, 2021 and 2020, respectively.

Interest income on retail notes and finance leases for the three and six months ended June 30, 2021 was $38.9 million and $80.1 million, respectively, representing a decrease of $9.6 million and $16.0 million from the same periods in 2020, respectively. For the second quarter, the decrease was primarily due to a $11.7 million unfavorable impact from lower interest rates, partially offset by a $2.1 million favorable impact from higher average earning assets. For the six months ended June 30, 2021, compared to the same period in 2020, the decrease was primarily due to a $18.2 million unfavorable impact from lower interest rates, partially offset by a $2.2 million favorable impact from higher average earning assets.

Interest income on wholesale notes for the three and six months ended June 30, 2021 was $8.4 million and $17.3 million, respectively, representing a decrease of $5.2 million and $11.8 million from the same periods in 2020, respectively. For the second quarter, the decrease was due to the unfavorable impacts of $4.5 million from lower average earning assets and $0.7 million from lower interest rates. For the six months ended June 30, 2021, compared to the same period in 2020, the decrease was due to the unfavorable impacts of $8.8 million from lower average earning assets and $3.0 million from lower interest rates.

Interest and other income from affiliates for the three and six months ended June 30, 2021 was $75.3 million and $155.1 million, respectively, compared to $82.1 million and $167.5 million, respectively, for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2021, compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $36.7 million and $73.8 million, respectively, a decrease of $2.5 million and $6.6 million from the same periods in 2020, respectively. Both the quarter-over-quarter and year-over year decreases were primarily due to pricing. For the three and six months ended June 30, 2021, compensation from CNH Industrial North America for wholesale marketing programs was $23.9 million and $49.4 million, respectively, a decrease of $3.2 million and $6.7 million from the same periods in 2020, respectively. The decreases were primarily due to lower CNH Industrial North

America volumes. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $14.6 million and $31.5 million for the three and six months ended June 30, 2021, a decrease of $1.0 million and an increase of $0.7 million from the same periods in 2020, respectively.

Rental income on operating leases for the three and six months ended June 30, 2021 was $68.0 million and $136.0 million, representing an increase of $5.9 million and $11.8 million from the same periods in 2020, respectively. The second quarter increase was due to the favorable impacts of $3.5 million from higher interest rates and $2.4 million from higher average earning assets. For the six months ended June 30, 2021, compared to the same period in 2020, the increase was due to the favorable impacts of $6.3 million from higher interest rates and $5.5 million from higher average earning assets.

Other income for the three and six months ended June 30, 2021 was $6.6 million and $12.4 million, representing a decrease of $0.9 million and $0.2 million from the same periods in 2020, respectively.

Expenses

Expenses for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2021	2020	$ Change	% Change
Total interest expense	$49,125	$67,974	$(18,849)	(27.7)%
Fees charged by affiliates	11,185	10,995	190	1.7
Provision (benefit) for credit losses	(8,001)	20,659	(28,660)	(138.7)
Depreciation of equipment on operating leases	60,628	58,836	1,792	3.0
Other expenses	9,562	8,693	869	10.0
Total expenses	$122,499	$167,157	$(44,658)	(26.7)%

	Six Months Ended
	June 30,
	2021	2020	$ Change	% Change
Total interest expense	$106,115	$146,662	$(40,547)	(27.6)%
Fees charged by affiliates	22,724	23,143	(419)	(1.8)
Provision (benefit) for credit losses	(9,539)	35,137	(44,676)	(127.1)
Depreciation of equipment on operating leases	121,696	117,126	4,570	3.9
Other expenses	11,875	15,401	(3,526)	(22.9)
Total expenses	$252,871	$337,469	$(84,598)	(25.1)%

Interest expense totaled $49.1 million and $106.1 million for the three and six months ended June 30, 2021, respectively, compared to $68.0 million and $146.7 million for the same periods in 2020. For the three months ended June 30, 2021, the decrease was due to the favorable impacts of $15.3 million from lower average interest rates and $3.6 million from lower average total debt. For the six months ended June 30, 2021, the decrease was due to the favorable impacts of $33.5 million from lower average interest rates and $7.1 million from lower average total debt. The average debt cost was 2.2% for the six months ended June 30, 2021 compared to 2.9% for the six months ended June 30, 2020.

The provision (benefit) for credit losses was an $8.0 million benefit and a $9.5 million benefit for the three and six months ended June 30, 2021, respectively, compared to a $20.7 million provision and a $35.1 million provision for the same periods in 2020. The decreases in the provision for credit losses in 2021 was due to the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID-19 pandemic.

Depreciation of equipment on operating leases was $60.6 million and $121.7 million for the three and six months ended June 30, 2021, respectively, compared to $58.8 million and $117.1 million for the same periods in 2020. The increase for the three and six months ended June 30, 2021, compared to the same periods in 2020, was primarily due to a higher average operating lease portfolio.

Other expenses were $9.6 million and $11.9 million for the three and six months ended June 30, 2021, respectively, compared to $8.7 million and $15.4 million for the same periods in 2020.  For the six months ended June 30, 2021, compared to the same period in 2020, the decrease was due to improved pricing on used equipment sales.

The effective tax rates for the three months ended June 30, 2021 and 2020 were 24.4% and 22.7%, respectively. The effective tax rate was 24.0% for the six months ended June 30, 2021, compared to 22.8% for the same period in 2020.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2021	2020	$ Change	% Change
Retail	$903,865	$771,381	$132,484	17.2%
Wholesale	2,268,604	1,702,633	565,971	33.2
Equipment on operating leases	102,563	138,279	(35,716)	(25.8)
Total originations	$3,275,032	$2,612,293	$662,739	25.4%

	Six Months Ended
	June 30,
	2021	2020	$ Change	% Change
Retail	$1,658,050	$1,388,523	$269,527	19.4%
Wholesale	4,048,709	3,404,477	644,232	18.9
Equipment on operating leases	226,738	273,464	(46,726)	(17.1)
Total originations	$5,933,497	$5,066,464	$867,033	17.1%

The quarter-over-quarter and year-over-year increase in retail and wholesale originations was primarily due to an increase in unit sales of CNH Industrial North America equipment. The quarter-over-quarter and year-over-year decrease in operating lease originations was primarily due to customer’s preference for retail financing products.

Total receivables and equipment on operating leases held as of June 30, 2021, December 31, 2020 and June 30, 2020 were as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2021	2020	2020
Retail	$6,331,033	$6,270,448	$6,076,780
Wholesale	2,753,078	2,762,499	3,250,544
Equipment on operating leases	1,800,373	1,859,184	1,761,261
Total receivables and equipment on operating leases	$10,884,484	$10,892,131	$11,088,585

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.7% at June 30, 2021, 1.1% at December 31, 2020 and 0.8% at June 30, 2020. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at June 30, 2021, December 31, 2020 or June 30, 2020. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $33.7 million, $37.5 million and $38.7 million at June 30, 2021, December 31, 2020 and June 30, 2020, respectively. Total wholesale receivables on nonaccrual status were $18.6 million, $35.4 million and $25.3 million at June 30, 2021, December 31, 2020 and June 30, 2020, respectively.

Total receivable charge-off amounts and recoveries, by product, for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Charge-offs:
Retail	$1,088	$6,947	$4,320	$14,784
Wholesale	179	33	179	212
Total charge-offs	1,267	6,980	4,499	14,996
Recoveries:
Retail	(575)	(600)	(1,351)	(1,327)
Wholesale	(3)	—	(6)	(3)
Total recoveries	(578)	(600)	(1,357)	(1,330)
Charge-offs, net of recoveries:
Retail	513	6,347	2,969	13,457
Wholesale	176	33	173	209
Total charge-offs, net of recoveries	$689	$6,380	$3,142	$13,666

Our allowance for credit losses on all receivables financed totaled $123.9 million at June 30, 2021, $136.1 million at December 31, 2020 and $119.8 million at June 30, 2020.

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

We believe our allowance is sufficient to provide for expected losses in our receivable portfolio as of June 30, 2021.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured notes, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the six months ended June 30, 2021 and 2020, our cash flows were as follows (dollars in thousands):

	2021	2020
Cash flows from (used in):
Operating activities	$225,979	$85,204
Investing activities	(34,370)	447,873
Financing activities	(543,724)	(686,304)
Net cash increase (decrease)	$(352,115)	$(153,227)

Operating activities in the six months ended June 30, 2021 generated cash of $226 million, resulting primarily from net income of $112 million, adjusted by depreciation and amortization of $123 million and $2 million in deferred tax expense, partially offset by changes in working capital of $1 million and a benefit for credit losses of $10 million. The increase in cash provided by operating activities for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to $134 million related to changes in working capital, a $41 million increase in net income, a $6 million increase in deferred tax adjustment and a $5 million increase in depreciation and amortization, partially offset by a $45 million decrease in provision for credit losses.

Investing activities in the six months ended June 30, 2021 used cash of $34 million, resulting primarily from net expenditures for equipment on operating leases of $35 million, partially offset by a $1 million reduction in net expenditures for receivables. The increase in cash used by investing activities for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to a $496 million increase in net expenditures for receivables and a $1 million increase in expenditures for property, equipment and software, partially offset by a $15 million decrease in net expenditures for equipment on operating leases.

Financing activities in the six months ended June 30, 2021 used cash of $544 million, resulting primarily from net cash paid on long-term debt of $503 million and $80 million in dividends paid to CNH Industrial America, partially offset by net cash received on short-term borrowings and affiliated debt of $20 million and $19 million, respectively. The decrease in cash used in financing activities in the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to a decrease in net cash paid on short-term borrowings and affiliated debt of $324 million and $233 million, respectively, and lower dividends of $10 million paid to CNH Industrial America, partially offset by an increase in net cash paid on long-term debt of $424 million.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost-effective financing source and allows access to a wide investor base. CNH Industrial Capital had approximately $3.9 billion of public and private asset-backed securities outstanding in both the U.S. and Canada as of June 30, 2021. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.1 billion at June 30, 2021, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At June 30, 2021, approximately $0.6 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

Committed unsecured facilities with banks as of June 30, 2021 totaled $586 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of June 30, 2021, we had $186 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for our commercial paper borrowings, as needed. There was no outstanding commercial paper as of June 30, 2021.

As of June 30, 2021, our unsecured senior notes were as follows (dollars in thousands):

3.875% notes, due 2021	$400,000
4.375% notes, due 2022	500,000
1.950% notes, due 2023	600,000
4.200% notes, due 2024	500,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
Hedging, discounts and unamortized issuance costs	21,112
Total	$3,121,112

These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.

On April 1, 2021, we repaid $500 million of our 4.875% unsecured notes due 2021.

On May 24, 2021, we completed an offering of $600 million in aggregate principal amount of our 1.450% unsecured notes due 2026, issued at a price to the public of 99.208%.

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

The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured debt securities by the rating agencies engaged by us are the same as those for CNHI. Those ratings as of June 30, 2021 were as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB	A-2	Stable
Fitch Ratings	BBB-	F3	Stable
Moody's Investors Service	Baa3	-	Stable

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $212 million and $187 million as of June 30, 2021 and December 31, 2020, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity was $1.3 billion at both June 30, 2021 and December 31, 2020. For the six months ended June 30, 2021, CNH Industrial Capital LLC paid cash dividends of $80 million to CNH Industrial America.

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

The following financial information consists of summarized financial information of CNH Industrial Capital LLC and the Guarantor Entities (the “Obligors”), presented on a combined basis. Intercompany balances and transactions between Obligors have been eliminated. The investments in, and equity in income from, non-guarantor subsidiaries has been excluded. The Obligors’ summarized financial information for the three and six months ended June 30, 2021 and as of June 30, 2021 and December 31, 2020 was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$113,093	$117,498	$232,274	$234,094
Interest expense	39,782	55,921	80,100	117,290
Administrative and operating expenses	61,655	70,152	128,626	135,750
Income tax provision (benefit)	2,832	(2,010)	5,731	(4,466)
Net income (loss)	$8,824	$(6,565)	$17,817	$(14,480)

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$102,412	$158,334
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $37,727 and $35,710	1,895,754	1,479,160
Equipment on operating leases, net	1,369,555	1,434,253
Short-term debt, including current maturities of long-term debt	1,163,092	1,109,953
Accounts payable and other accrued liabilities	766,231	798,624
Long-term debt	2,436,255	2,528,576

The Obligors’ amounts due from and due to the non-guarantor subsidiaries as of June 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	June 30,	December 31,
	2021	2020
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$2,218,789	$2,135,799
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	2,980,649	2,810,187

Other Data

	Investments
	As of or for the
	Six Months Ended June 30,
	2021	2020

	(Dollars in thousands)
Total managed receivables	$9,084,111	$9,327,324
Operating lease equipment	1,800,373	1,761,261
Total managed portfolio	$10,884,484	$11,088,585
Delinquency (1)	0.52%	0.56%
Average managed receivables	$9,067,444	$9,756,962
Net credit loss (2)	0.13%	0.35%
Profitability: (3)
Return on average managed portfolio (4)	2.09%	1.26%
Asset Quality:
Allowance for credit losses/total receivables	1.36%	1.28%
(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Six months ended June 30, 2021 and 2020 annualized.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.

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

The impact of COVID-19 has already exacerbated and is expected to further exacerbate all or part of the risks discussed in this section.

All future written and oral forward-looking statements by CNH Industrial Capital or persons acting on the behalf of CNH Industrial Capital are expressly qualified in their entirety by the cautionary statements contained herein or referred to above.

Additional factors which could cause actual results to differ from those expressed or implied by the forward-looking statements are included in the Company’s filings with the SEC (including, but not limited to, the factors discussed in our annual report on Form 10-K and quarterly reports submitted on Form 10-Q).

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2020 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended June 30, 2021.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the three months ended June 30, 2021.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit	Description
22	Guarantor Subsidiaries
31.1	Certifications of President Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification required by Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101

Interactive Inline data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (v) Consolidated Statements of Changes in Stockholder’s Equity for the six months ended June 30, 2021 and 2020 and (vi) Condensed Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

CNH INDUSTRIAL CAPITAL LLC
Date: August 5, 2021	By:	/s/ Carlo Alberto Sisto

		Name:	Carlo Alberto Sisto
		Title:	Chairman and President