Form 10-Q
period 2021-09-30
CNH Industrial Capital LLC
filed 2021-11-10
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

As of September 30, 2021, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES
Interest income on retail notes and finance leases	$43,531	$46,995	$123,582	$143,015
Interest income on wholesale notes	7,577	12,673	24,906	41,814
Interest and other income from affiliates	71,322	75,233	226,399	242,745
Rental income on operating leases	66,870	64,406	202,894	188,600
Other income	16,791	10,367	29,220	23,021
Total revenues	206,091	209,674	607,001	639,195
EXPENSES
Interest expense:
Interest expense to third parties	46,093	68,122	149,643	212,738
Interest expense to affiliates	1,260	718	3,825	2,764
Total interest expense	47,353	68,840	153,468	215,502
Administrative and operating expenses:
Fees charged by affiliates	11,394	10,399	34,118	33,542
Provision (benefit) for credit losses	622	12,575	(8,917)	47,712
Depreciation of equipment on operating leases	59,577	59,722	181,273	176,848
Other expenses	5,209	8,208	17,084	23,609
Total administrative and operating expenses	76,802	90,904	223,558	281,711
Total expenses	124,155	159,744	377,026	497,213
INCOME BEFORE TAXES	81,936	49,930	229,975	141,982
Income tax provision	19,514	11,775	55,060	32,759
NET INCOME	$62,422	$38,155	$174,915	$109,223

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
NET INCOME	$62,422	$38,155	$174,915	$109,223
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,310)	10,733	(661)	(14,225)
Pension liability adjustment	(42)	(17)	(157)	(72)
Change in derivative financial instruments	757	362	3,830	(8,184)
Total other comprehensive income (loss)	(15,595)	11,078	3,012	(22,481)
COMPREHENSIVE INCOME	$46,827	$49,233	$177,927	$86,742

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$375,629	$392,929
Restricted cash and cash equivalents	508,813	625,622
Receivables, less allowance for credit losses of $119,825 and $136,136, respectively	8,895,667	8,896,811
Affiliated accounts and notes receivable	637,358	414,810
Equipment on operating leases, net	1,740,969	1,859,184
Equipment held for sale	27,072	36,515
Goodwill	110,161	110,158
Other intangible assets, net	13,585	13,333
Other assets	79,937	101,807
TOTAL	$12,389,191	$12,451,169
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,226,014	$4,229,428
Accounts payable and other accrued liabilities	977,292	904,399
Affiliated debt	4,000	187,310
Long-term debt	5,903,592	5,869,860
Total liabilities	11,110,898	11,190,997
Commitments and contingent liabilities (Note 11)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,428	843,234
Accumulated other comprehensive loss	(117,223)	(120,235)
Retained earnings	552,088	537,173
Total stockholder’s equity	1,278,293	1,260,172
TOTAL	$12,389,191	$12,451,169

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

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

	September 30,	December 31,
	2021	2020
Restricted cash and cash equivalents	$508,813	$625,622
Receivables, less allowance for credit losses of $66,040 and $78,960, respectively	6,304,814	6,364,343
TOTAL	$6,813,627	$6,989,965

Short-term debt (including current maturities of long-term debt)	$2,943,751	$3,017,432
Long-term debt	3,282,575	3,262,842
TOTAL	$6,226,326	$6,280,274

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Dollars in thousands)

(Unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$174,915	$109,223
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	181,279	176,853
Amortization of intangibles	1,400	1,171
Provision (benefit) for credit losses	(8,917)	47,712
Deferred income tax expense	3,890	(10,783)
Changes in components of working capital:
Change in affiliated accounts and notes receivables	(222,541)	(248,652)
Change in other assets and equipment held for sale	21,988	(38,750)
Change in accounts payable and other accrued liabilities	71,616	81,704
Net cash from (used in) operating activities	223,630	118,478
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(8,733,466)	(7,327,903)
Collections of receivables	8,743,735	7,991,709
Purchase of equipment on operating leases	(334,539)	(375,458)
Proceeds from disposal of equipment on operating leases	281,336	285,890
Change in property, equipment and software, net	(1,652)	(1,010)
Net cash from (used in) investing activities	(44,586)	573,228
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	259,793	765,415
Payment of affiliated debt	(443,103)	(764,889)
Proceeds from issuance of long-term debt	3,039,408	2,556,026
Payment of long-term debt	(3,002,563)	(2,625,939)
Change in short-term borrowings, net	(6,688)	(527,786)
Dividends paid to CNH Industrial America LLC	(160,000)	(130,000)
Net cash from (used in) financing activities	(313,153)	(727,173)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(134,109)	(35,467)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	1,018,551	804,244
End of period	$884,442	$768,777
CASH PAID DURING THE PERIOD FOR INTEREST	$156,617	$187,712
CASH PAID DURING THE PERIOD FOR TAXES	$43,459	$24,511

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2021	$—	$843,234	$(120,235)	$537,173	$1,260,172
Net income	—	—	—	55,980	55,980
Dividends paid to CNH Industrial America LLC	—	—	—	—	—
Foreign currency translation adjustment	—	—	5,758	—	5,758
Stock compensation	—	111	—	—	111
Pension liability adjustment, net of tax	—	—	(56)	—	(56)
Change in derivative financial instruments, net of tax	—	—	2,263	—	2,263
BALANCE - March 31, 2021	$—	$843,345	$(112,270)	$593,153	$1,324,228
Net income	—	—	—	56,513	56,513
Dividends paid to CNH Industrial America LLC	—	—	—	(80,000)	(80,000)
Foreign currency translation adjustment	—	—	9,891	—	9,891
Stock compensation	—	116	—	—	116
Pension liability adjustment, net of tax	—	—	(59)	—	(59)
Change in derivative financial instruments, net of tax	—	—	810	—	810
BALANCE - June 30, 2021	$—	$843,461	$(101,628)	$569,666	$1,311,499
Net income	—	—	—	62,422	62,422
Dividends paid to CNH Industrial America LLC	—	—	—	(80,000)	(80,000)
Foreign currency translation adjustment	—	—	(16,310)	—	(16,310)
Stock compensation	—	(33)	—	—	(33)
Pension liability adjustment, net of tax	—	—	(42)	—	(42)
Change in derivative financial instruments, net of tax	—	—	757	—	757
BALANCE - September 30, 2021	$—	$843,428	$(117,223)	$552,088	$1,278,293

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Continued)

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

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended September 30, 2021:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(97,635)	$(85)	$(5,360)	$(103,080)
Tax asset	—	32	1,420	1,452
Beginning balance, net of tax	(97,635)	(53)	(3,940)	(101,628)
Other comprehensive income (loss) before reclassifications	(16,310)	(91)	833	(15,568)
Amounts reclassified from accumulated other comprehensive income (loss)	—	36	197	233
Tax effects	—	13	(273)	(260)
Net current-period other comprehensive income (loss)	(16,310)	(42)	757	(15,595)
Total	$(113,945)	$(95)	$(3,183)	$(117,223)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the nine months ended September 30, 2021:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(113,284)	$67	$(9,542)	$(122,759)
Tax asset	—	(5)	2,529	2,524
Beginning balance, net of tax	(113,284)	62	(7,013)	(120,235)
Other comprehensive income (loss) before reclassifications	(661)	(314)	4,665	3,690
Amounts reclassified from accumulated other comprehensive income (loss)	—	107	546	653
Tax effects	—	50	(1,381)	(1,331)
Net current-period other comprehensive income (loss)	(661)	(157)	3,830	3,012
Total	$(113,945)	$(95)	$(3,183)	$(117,223)

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

The reclassifications out of AOCI and the location on the consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020	Affected Line Item
Amortization of defined benefit pension items:
	$(36)	$(52)	$(107)	$(154)	Various line items individually insignificant
	(36)	(52)	(107)	(154)	Income before taxes
	9	44	26	68	Income tax effects
	$(27)	$(8)	$(81)	$(86)	Net of tax
Unrealized losses on derivatives:
	$(197)	$(110)	$(546)	$(59)	Interest expense to third parties
	(197)	(110)	(546)	(59)	Income before taxes
	53	29	145	16	Income tax effects
	$(144)	$(81)	$(401)	$(43)	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of September 30, 2021 and December 31, 2020 is as follows:

	September 30,	December 31,
	2021	2020
Retail	$1,075,051	$833,864
Wholesale	638,682	639,934
Finance lease	175,799	156,161
Restricted receivables	7,125,960	7,402,988
Gross receivables	9,015,492	9,032,947
Less: Allowance for credit losses	(119,825)	(136,136)
Total receivables, net	$8,895,667	$8,896,811

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Retail	$5,193,736	$5,280,423
Wholesale	1,932,224	2,122,565
Total restricted receivables	$7,125,960	$7,402,988

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended September 30, 2021 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$116,684	$7,234	$123,918
Charge-offs	(4,736)	—	(4,736)
Recoveries	368	108	476
Provision (benefit)	2,420	(1,798)	622
Foreign currency translation and other	(433)	(22)	(455)
Ending balance	$114,303	$5,522	$119,825

Allowance for credit losses activity for the nine months ended September 30, 2021 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$126,851	$9,285	$136,136
Charge-offs	(9,056)	(179)	(9,235)
Recoveries	1,719	114	1,833
Provision (benefit)	(5,218)	(3,699)	(8,917)
Foreign currency translation and other	7	1	8
Ending balance	$114,303	$5,522	$119,825
Receivables:
Ending balance	$6,444,586	$2,570,906	$9,015,492

At September 30, 2021, the allowance for credit losses included a release of reserves primarily due to the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID-19 pandemic. The Company continues to monitor the situation and will update the macroeconomic factors and qualitative factors in future periods, as warranted.

At both September 30, 2020 and December 31, 2020, the allowance for credit losses was based on the Company’s expectation of deteriorating credit conditions related to the COVID 19 pandemic.

Allowance for credit losses activity for the three months ended September 30, 2020 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$112,492	$7,333	$119,825
Charge-offs	(3,244)	(1)	(3,245)
Recoveries	578	5	583
Provision	11,331	1,244	12,575
Foreign currency translation and other	190	17	207
Ending balance	$121,347	$8,598	$129,945

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables as of September 30, 2021 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Retail
United States
2021	$2,611	$185	$253	$3,049	$1,738,339	$1,741,388
2020	3,853	1,172	1,732	6,757	1,547,686	1,554,443
2019	3,300	1,043	3,991	8,334	857,872	866,206
2018	2,164	1,159	2,517	5,840	539,249	545,089
2017	871	537	2,476	3,884	258,104	261,988
2016	439	73	2,422	2,934	86,723	89,657
Prior to 2016	43	55	2,147	2,245	23,747	25,992
Total	$13,281	$4,224	$15,538	$33,043	$5,051,720	$5,084,763
Canada
2021	$409	$6	$—	$415	$518,468	$518,883
2020	1,243	280	626	2,149	430,712	432,861
2019	553	200	1,330	2,083	209,156	211,239
2018	873	121	1,247	2,241	117,751	119,992
2017	239	24	437	700	53,567	54,267
2016	164	47	573	784	16,987	17,771
Prior to 2016	27	—	312	339	4,471	4,810
Total	$3,508	$678	$4,525	$8,711	$1,351,112	$1,359,823
Wholesale
United States	$22	$—	$—	$22	$2,044,650	$2,044,672
Canada	—	—	—	—	526,234	526,234
Total
Retail	$16,789	$4,902	$20,063	$41,754	$6,402,832	$6,444,586
Wholesale	22	—	—	22	2,570,884	2,570,906

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables as of December 31, 2020 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Retail
United States
2020	$3,334	$569	$3,317	$7,220	$2,076,477	$2,083,697
2019	7,912	1,201	4,243	13,356	1,264,842	1,278,198
2018	5,742	1,261	5,385	12,388	849,397	861,785
2017	3,841	461	2,655	6,957	454,256	461,213
2016	1,699	220	2,894	4,813	223,024	227,837
2015	781	173	2,091	3,045	53,981	57,026
Prior to 2015	256	47	2,874	3,177	15,459	18,636
Total	$23,565	$3,932	$23,459	$50,956	$4,937,436	$4,988,392
Canada
2020	$1,613	$30	$707	$2,350	$588,691	$591,041
2019	1,772	249	3,292	5,313	327,716	333,029
2018	1,254	218	1,508	2,980	197,895	200,875
2017	535	474	970	1,979	96,215	98,194
2016	265	127	1,209	1,601	43,480	45,081
2015	91	6	560	657	11,512	12,169
Prior to 2015	126	11	48	185	1,482	1,667
Total	$5,656	$1,115	$8,294	$15,065	$1,266,991	$1,282,056
Wholesale
United States	$18	$—	$458	$476	$2,206,690	$2,207,166
Canada	6	—	—	6	555,327	555,333
Total
Retail	$29,221	$5,047	$31,753	$66,021	$6,204,427	$6,270,448
Wholesale	24	—	458	482	2,762,017	2,762,499

Included in the receivables balance at September 30, 2021 and December 31, 2020 is accrued interest of $44,986 and $52,595, respectively. The Company does not include accrued interest in its allowance for credit losses. Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged off to interest income. Interest income charged off was not material for the three and nine months ended September 30, 2021 and 2020. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021			December 31, 2020
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$27,798	$—	$27,798	$28,882	$35,402	$64,284
Canada	4,525	—	4,525	8,597	—	8,597

As of September 30, 2021 and December 31, 2020, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three and nine months ended September 30, 2021 and 2020 was immaterial.

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

As of September 30, 2021, the Company had 187 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $5,244 and the post-modification value was $4,707. Additionally, the Company had 337 accounts with a balance of $23,523 undergoing bankruptcy proceedings where a concession has not yet been determined. As of September 30, 2020, the Company had 254 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $7,876 and the post-modification value was $7,065. Additionally, the Company had 394 accounts with a balance of $26,338 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended September 30, 2021 and 2020.

As of September 30, 2021 and 2020, the Company’s wholesale TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $94,583) as of September 30, 2021 are as follows:

2021	$61,605
2022	189,279
2023	112,317
2024	48,089
2025 and thereafter	21,506
Total lease payments	$432,796

NOTE 6: CREDIT FACILITIES AND DEBT

On July 27, 2021, the Company, through a bankruptcy-remote trust, issued $843,840 of amortizing asset-backed notes secured by U.S. retail receivables.

On September 24, 2021, the Company extended the maturity date of the U.S. retail committed asset-backed facility to September 2023 and lowered the total facility from $1,200,000 to $1,000,000.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

On September 28, 2021, CNH Industrial Capital Canada Ltd. completed an offering of C$300,000 ($236,499) in aggregate principal amount of its 1.500% unsecured notes due 2024, issued at 99.936% in a private placement.

Committed unsecured facilities with banks as of September 30, 2021 totaled $588,404. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of September 30, 2021, the Company had $125,603 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings, as needed. There was no outstanding commercial paper as of September 30, 2021.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended September 30, 2021 and 2020 were 23.8% and 23.6%, respectively. The effective tax rate was 23.9% for the nine months ended September 30, 2021, compared to 23.1% for the same period in 2020.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of September 30, 2021, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 39 months. As of September 30, 2021, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $880.

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and nine months ended September 30, 2021 and 2020.

All of the Company’s interest rate derivatives as of September 30, 2021 and December 31, 2020 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $3,995,925 and $4,369,574 at September 30, 2021 and December 31, 2020, respectively. The ten-month average notional amounts for the nine months ended September 30, 2021 and 2020 were $4,167,183 and $3,205,481, respectively.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of September 30, 2021 and December 31, 2020 in the consolidated balance sheets are recorded as follows:

	September 30,	December 31,
	2021	2020
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$39,321	$58,008
Accounts payable and other accrued liabilities:
Interest rate derivatives	$3,891	$4,882
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$5,079	$1,053
Foreign exchange contracts	1,994	2
Total	$7,073	$1,055
Accounts payable and other accrued liabilities:
Interest rate derivatives	$5,079	$1,053
Foreign exchange contracts	3,768	3,815
Total	$8,847	$4,868

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and nine months ended September 30, 2021 and 2020 are recorded in the following accounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$833	$383	$4,665	$(11,193)
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	(197)	(110)	(546)	(59)
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$(4,150)	$1,290	$(2,038)	$(1,910)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, all of which are measured as Level 2:

	September 30,	December 31,
	2021	2020
Assets
Interest rate derivatives	$44,400	$59,061
Foreign exchange contracts	1,994	2
Total assets	$46,394	$59,063
Liabilities
Interest rate derivatives	$8,970	$5,935
Foreign exchange contracts	3,768	3,815
Total liabilities	$12,738	$9,750

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$8,895,667	$9,018,755	$8,896,811	$8,987,830
Long-term debt	$5,903,592	$5,914,616	$5,869,860	$5,992,745

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
United States	$165,669	$169,661	$484,528	$516,624
Canada	41,915	41,054	126,382	126,388
Eliminations	(1,493)	(1,041)	(3,909)	(3,817)
Total	$206,091	$209,674	$607,001	$639,195
Interest expense
United States	$39,064	$57,837	$127,264	$180,498
Canada	9,782	12,044	30,113	38,821
Eliminations	(1,493)	(1,041)	(3,909)	(3,817)
Total	$47,353	$68,840	$153,468	$215,502
Net income
United States	$50,377	$29,397	$136,919	$82,954
Canada	12,045	8,758	37,996	26,269
Total	$62,422	$38,155	$174,915	$109,223
Depreciation and amortization
United States	$47,292	$48,738	$144,373	$145,140
Canada	12,760	11,354	38,306	32,884
Total	$60,052	$60,092	$182,679	$178,024
Expenditures for equipment on operating leases
United States	$81,918	$75,148	$250,488	$297,566
Canada	25,883	26,846	84,051	77,892
Total	$107,801	$101,994	$334,539	$375,458
Provision (benefit) for credit losses
United States	$83	$9,848	$(9,274)	$37,441
Canada	539	2,727	357	10,271
Total	$622	$12,575	$(8,917)	$47,712

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020
Total assets
United States	$10,090,240	$10,186,808
Canada	2,519,069	2,442,180
Eliminations	(220,118)	(177,819)
Total	$12,389,191	$12,451,169
Managed receivables
United States	$7,129,435	$7,195,558
Canada	1,886,057	1,837,389
Total	$9,015,492	$9,032,947

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Subsidy from CNH Industrial North America
Retail	$34,793	$36,807	$108,634	$117,190
Wholesale	22,566	23,387	71,945	79,501
Operating lease	13,620	14,780	45,096	45,550
Income from affiliated receivables
CNH Industrial North America	291	229	590	392
Other affiliates	52	30	134	112
Total interest and other income from affiliates	$71,322	$75,233	$226,399	$242,745

Interest expense to affiliates was $1,260 and $718, respectively, for the three months ended September 30, 2021 and 2020 and $3,825 and $2,764, respectively, for the nine months ended September 30, 2021 and 2020. Fees charged by affiliates were $11,394 and $10,399, respectively, for the three months ended September 30, 2021 and 2020, and $34,118 and $33,542, respectively, for the nine months ended September 30, 2021 and 2020, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of September 30, 2021 and December 31, 2020, the Company had various accounts and notes receivable and debt with the following affiliates:

	September 30,	December 31,
	2021	2020
Affiliated receivables
CNH Industrial America	$549,614	$391,445
CNH Industrial Canada Ltd.	75,071	10,906
Other affiliates	12,673	12,459
Total affiliated receivables	$637,358	$414,810
Affiliated debt
CNH Industrial Canada Ltd.	—	187,310
Other affiliates	4,000	—
Total affiliated debt	$4,000	$187,310

Accounts payable and other accrued liabilities, including tax payables, of $171,127 and $31,795 were payable to related parties as of September 30, 2021 and December 31, 2020, respectively.

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

Commitments

The Company has various agreements, on an uncommitted basis, to extend credit for the wholesale and dealer financing managed portfolio. At September 30, 2021, the total credit limit available was $6,065,506, of which $2,484,752 was utilized.

NOTE 12: SUBSEQUENT EVENTS

On October 15, 2021, the Company repaid $400,000 of its 3.875% unsecured notes due 2021.

On October 27, 2021, the Company, through a bankruptcy-remote trust, issued $940,430 of amortizing asset-backed notes secured by U.S. retail receivables.

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

CNH Industrial has confirmed its intention to enhance its customer focus through the separation of its “On-Highway” (commercial and specialty vehicles, powertrain and the related financial services business), now named “Iveco Group”, and “Off-Highway” (agriculture, construction and the related financial services business) businesses in early 2022. The separation is expected to be effected through the spin-off of CNH Industrial N.V.’s assets (mainly equity interests) and liabilities relating to Iveco Group to a company, (Iveco Group N.V.), whose shares will be allotted to CNH Industrial N.V. shareholders on a pro rata basis. Iveco Group N.V.'s common shares will be admitted by Borsa Italiana to the listing and trading on Euronext Milan by the effective date of the spin-off. Execution of the transaction is subject to various regulatory approvals, admission to listing on Euronext Milan, and the approval at an extraordinary general meeting of shareholders.

On October 13, 2021, CNH Industrial announced the temporary closure of several of its European agricultural, commercial vehicle and powertrain manufacturing facilities in response to ongoing disruptions to the procurement environment and shortages of core components, especially semiconductors. The global supply chain still shows increasing input costs and logistics pressures, with ongoing disruptions to the procurement environment forcing repeated reviews of production schedules. Critical conditions affecting the supply chain are expected to remain through the last quarter of the year and CNH Industrial has made no assurances that further temporary closures of its agricultural, commercial vehicle and powertrain manufacturing facilities will not be necessary.

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended September 30, 2021, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,290 million and $342 million, respectively, representing increases of 37.7% and 27.1% from the same period in 2020, respectively. For the nine months ended September 30, 2021, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $3,634 million and $994 million, respectively, representing increases of 36.5% and 65.7% from the same period in 2020, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $62.4 million and $174.9 million for the three and nine months ended September 30, 2021, compared to $38.2 million and $109.2 million for the three and nine months ended September 30, 2020. The increase in net income was primarily due to an increased net interest margin and a lower provision for credit losses. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.5%, 0.7% and 1.0% at September 30, 2021, December 31, 2020 and September 30, 2020, respectively.

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

Results of Operations

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

Revenues

Revenues for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change
Interest income on retail notes and finance leases	$43,531	$46,995	$(3,464)	(7.4)%
Interest income on wholesale notes	7,577	12,673	(5,096)	(40.2)
Interest and other income from affiliates	71,322	75,233	(3,911)	(5.2)
Rental income on operating leases	66,870	64,406	2,464	3.8
Other income	16,791	10,367	6,424	62.0
Total revenues	$206,091	$209,674	$(3,583)	(1.7)%

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change
Interest income on retail notes and finance leases	$123,582	$143,015	$(19,433)	(13.6)%
Interest income on wholesale notes	24,906	41,814	(16,908)	(40.4)
Interest and other income from affiliates	226,399	242,745	(16,346)	(6.7)
Rental income on operating leases	202,894	188,600	14,294	7.6
Other income	29,220	23,021	6,199	26.9
Total revenues	$607,001	$639,195	$(32,194)	(5.0)%

Revenues totaled $206.1 million and $607.0 million for the three and nine months ended September 30, 2021, respectively, compared to $209.7 million and $639.2 million for the same periods in 2020. The quarter-over-quarter and year-over-year decreases were primarily driven by a lower average managed portfolio and a slightly lower average yield. The average yield for the managed portfolio was 7.0% and 7.2% for the three months ended September 30, 2021 and 2020, respectively, and 7.1% and 7.3% for the nine months ended September 30, 2021 and 2020, respectively.

Interest income on retail notes and finance leases for the three and nine months ended September 30, 2021 was $43.5 million and $123.6 million, respectively, representing a decrease of $3.4 million and $19.4 million from the same periods in 2020, respectively. For the third quarter, the decrease was primarily due to a $5.1 million unfavorable impact from lower interest rates, partially offset by a $1.7 million favorable impact from higher average earning assets. For the nine months ended September 30, 2021, compared to the same period in 2020, the decrease was primarily due to a $23.3 million unfavorable impact from lower interest rates, partially offset by a $3.9 million favorable impact from higher average earning assets.

Interest income on wholesale notes for the three and nine months ended September 30, 2021 was $7.6 million and $24.9 million, respectively, representing a decrease of $5.1 million and $16.9 million from the same periods in 2020, respectively. For the third quarter, the decrease was due to the unfavorable impacts of $4.2 million from lower average earning assets and $0.9 million from lower interest rates. For the nine months ended September 30, 2021, compared to the same period in 2020, the decrease was due to the unfavorable impacts of $13.0 million from lower average earning assets and $3.9 million from lower interest rates.

Interest and other income from affiliates for the three and nine months ended September 30, 2021 was $71.3 million and $226.4 million, respectively, compared to $75.2 million and $242.7 million, respectively, for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2021, compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $34.8 million and $108.6 million, respectively, a decrease of $2.0 million and $8.6 million from the same periods in 2020, respectively. Both the quarter-over-quarter and year-over year decreases were primarily due to pricing. For the three and nine months ended September 30, 2021, compensation from CNH Industrial North America for wholesale marketing programs was $22.6 million and $71.9 million, respectively, a decrease of $0.8 million and $7.6 million from the same periods in 2020, respectively. The decreases were primarily due to lower CNH Industrial North America volumes. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $13.6 million and $45.1 million for the three and nine months ended September 30, 2021, a decrease of $1.2 million and $0.5 million from the same periods in 2020, respectively.

Rental income on operating leases for the three and nine months ended September 30, 2021 was $66.9 million and $202.9 million, representing an increase of $2.5 million and $14.3 million from the same periods in 2020, respectively. The third quarter increase was due to the favorable impact of $2.5 million from higher interest rates. For the nine months ended September 30, 2021, compared to the same period in 2020, the increase was due to the favorable impacts of $8.8 million from higher interest rates and $5.5 million from higher average earning assets.

Other income for the three and nine months ended September 30, 2021 was $16.8 million and $29.2 million, representing an increase of $6.4 million and $6.2 million from the same periods in 2020, respectively.

Expenses

Expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change
Total interest expense	$47,353	$68,840	$(21,487)	(31.2)%
Fees charged by affiliates	11,394	10,399	995	9.6
Provision (benefit) for credit losses	622	12,575	(11,953)	(95.1)
Depreciation of equipment on operating leases	59,577	59,722	(145)	(0.2)
Other expenses	5,209	8,208	(2,999)	(36.5)
Total expenses	$124,155	$159,744	$(35,589)	(22.3)%

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change
Total interest expense	$153,468	$215,502	$(62,034)	(28.8)%
Fees charged by affiliates	34,118	33,542	576	1.7
Provision (benefit) for credit losses	(8,917)	47,712	(56,629)	(118.7)
Depreciation of equipment on operating leases	181,273	176,848	4,425	2.5
Other expenses	17,084	23,609	(6,525)	(27.6)
Total expenses	$377,026	$497,213	$(120,187)	(24.2)%

Interest expense totaled $47.4 million and $153.5 million for the three and nine months ended September 30, 2021, respectively, compared to $68.8 million and $215.5 million for the same periods in 2020. For the three months ended September 30, 2021, the decrease was due to the favorable impacts of $18.1 million from lower average interest rates and $3.4 million from lower average total debt. For the nine months ended September 30, 2021, the decrease was due to the favorable impacts of $51.6 million from lower average interest rates and $10.4 million from lower average total debt. The average debt cost was 2.1% for the nine months ended September 30, 2021 compared to 2.8% for the nine months ended September 30, 2020.

The provision (benefit) for credit losses was a $0.6 million provision and a $8.9 million benefit for the three and nine months ended September 30, 2021, respectively, compared to provisions of $12.6 million and $47.7 million for the same periods in 2020. The decreases in the provision for credit losses in 2021 was due to the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID-19 pandemic.

Depreciation of equipment on operating leases was $59.6 million and $181.3 million for the three and nine months ended September 30, 2021, respectively, compared to $59.7 million and $176.8 million for the same periods in 2020. The increase for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to a higher average operating lease portfolio.

Other expenses were $5.2 million and $17.1 million for the three and nine months ended September 30, 2021, respectively, compared to $8.2 million and $23.6 million for the same periods in 2020.  For the three and nine months ended September 30, 2021, compared to the same periods in 2020, the decrease was due to improved pricing on used equipment sales.

The effective tax rates for the three months ended September 30, 2021 and 2020 were 23.8% and 23.6%, respectively. The effective tax rate was 23.9% for the nine months ended September 30, 2021, compared to 23.1% for the same period in 2020.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change
Retail	$849,568	$790,435	$59,133	7.5%
Wholesale	2,177,139	1,744,468	432,671	24.8
Equipment on operating leases	107,801	101,994	5,807	5.7
Total originations	$3,134,508	$2,636,897	$497,611	18.9%

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change
Retail	$2,507,618	$2,178,958	$328,660	15.1%
Wholesale	6,225,848	5,148,945	1,076,903	20.9
Equipment on operating leases	334,539	375,458	(40,919)	(10.9)
Total originations	$9,068,005	$7,703,361	$1,364,644	17.7%

The quarter-over-quarter and year-over-year increase in retail and wholesale originations was primarily due to an increase in unit sales of CNH Industrial North America equipment. The year-over-year decrease in operating lease originations was primarily due to customer’s preference for retail financing products.

Total receivables and equipment on operating leases held as of September 30, 2021, December 31, 2020 and September 30, 2020 were as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2021	2020	2020
Retail	$6,444,586	$6,270,448	$6,204,990
Wholesale	2,570,906	2,762,499	2,995,497
Equipment on operating leases	1,740,969	1,859,184	1,769,774
Total receivables and equipment on operating leases	$10,756,461	$10,892,131	$10,970,261

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.7% at September 30, 2021, 1.1% at December 31, 2020 and 1.4% at September 30, 2020. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at September 30, 2021, December 31, 2020 or September 30, 2020. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $32.3 million, $37.5 million and $44.8 million at September 30, 2021, December 31, 2020 and September 30, 2020, respectively. Total wholesale receivables on nonaccrual status were $35.4 million and $32.3 million at December 31, 2020 and September 30, 2020, respectively.

Total receivable charge-off amounts and recoveries, by product, for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Charge-offs:
Retail	$4,736	$3,244	$9,056	$18,028
Wholesale	—	1	179	213
Total charge-offs	4,736	3,245	9,235	18,241
Recoveries:
Retail	(368)	(578)	(1,719)	(1,905)
Wholesale	(108)	(5)	(114)	(8)
Total recoveries	(476)	(583)	(1,833)	(1,913)
Charge-offs, net of recoveries:
Retail	4,368	2,666	7,337	16,123
Wholesale	(108)	(4)	65	205
Total charge-offs, net of recoveries	$4,260	$2,662	$7,402	$16,328

Our allowance for credit losses on all receivables financed totaled $119.8 million at September 30, 2021, $136.1 million at December 31, 2020 and $129.9 million at September 30, 2020.

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

We believe our allowance is sufficient to provide for expected losses in our receivable portfolio as of September 30, 2021.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured notes, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the nine months ended September 30, 2021 and 2020, our cash flows were as follows (dollars in thousands):

	2021	2020
Cash flows from (used in):
Operating activities	$223,630	$118,478
Investing activities	(44,586)	573,228
Financing activities	(313,153)	(727,173)
Net cash increase (decrease)	$(134,109)	$(35,467)

Operating activities in the nine months ended September 30, 2021 generated cash of $224 million, resulting primarily from net income of $175 million, adjusted by depreciation and amortization of $183 million and $4 million in deferred tax expense, partially offset by changes in working capital of $129 million and a benefit for credit losses of $9 million. The increase in cash provided by operating activities for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to $77 million related to changes in working capital, a $66 million increase in net income, a $15 million increase in deferred tax adjustment and a $4 million increase in depreciation and amortization, partially offset by a $57 million decrease in provision for credit losses.

Investing activities in the nine months ended September 30, 2021 used cash of $45 million, resulting primarily from net expenditures for equipment on operating leases of $53 million and net expenditures for property, equipment and software of $2 million, partially offset by a $10 million reduction in net expenditures for receivables. The increase in cash used by investing activities for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to a $653 million increase in net expenditures for receivables and a $1 million increase in expenditures for property, equipment and software, partially offset by a $36 million decrease in net expenditures for equipment on operating leases.

Financing activities in the nine months ended September 30, 2021 used cash of $313 million, resulting primarily from net cash paid on affiliated debt and short-term borrowings of $183 million and $7 million, respectively, and $160 million in dividends paid to CNH Industrial America, partially offset by net cash received on long-term debt of $37 million. The decrease in cash used in financing activities in the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to a decrease in net cash paid on short-term borrowings and long-term debt of $521 million and $107 million, respectively, partially offset by an increase in net cash paid on affiliated debt of $184 million and higher dividends of $30 million paid to CNH Industrial America.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost-effective financing source and allows access to a wide investor base. CNH Industrial Capital had approximately $4.1 billion of public and private asset-backed securities outstanding in both the U.S. and Canada as of September 30, 2021. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $2.9 billion at September 30, 2021, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At September 30, 2021, approximately $0.3 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

Committed unsecured facilities with banks as of September 30, 2021 totaled $588 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of September 30, 2021, we had $126 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for our commercial paper borrowings, as needed. There was no outstanding commercial paper as of September 30, 2021.

As of September 30, 2021, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the “U.S. Senior Notes”): (1)
3.875% notes, due 2021	$400,000
4.375% notes, due 2022	500,000
1.950% notes, due 2023	600,000
4.200% notes, due 2024	500,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
Hedging, discounts and unamortized issuance costs	15,881
3,115,881
Issued by CNH Industrial Capital Canada Ltd. (the “Canadian Senior Notes”): (2)
1.500% notes, due 2024	235,505
Discounts and unamortized issuance costs	(1,400)
234,105
Total	$3,349,986
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Industrial Capital Canada Ltd., are guaranteed by CNH Industrial Capital LLC, CNH Industrial Capital America and New Holland Credit.

On September 28, 2021, CNH Industrial Capital Canada completed an offering of C$300,000 ($236,499) in aggregate principal amount of its 1.500% unsecured notes due 2024, issued at 99.936% in a private placement.

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

The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured debt securities by the rating agencies engaged by us are the same as those for CNHI. Those ratings as of September 30, 2021 were as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB	A-2	Stable
Fitch Ratings	BBB-	F3	Stable
Moody's Investors Service	Baa3	-	Stable

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $4 million and $187 million as of September 30, 2021 and December 31, 2020, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity was $1.3 billion at both September 30, 2021 and December 31, 2020. For the nine months ended September 30, 2021, CNH Industrial Capital LLC paid cash dividends of $160 million to CNH Industrial America.

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

Guarantor Statements

CNH Industrial Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC, guarantee the U.S. Senior Notes (the “U.S. Notes Guarantees”). CNH Industrial Capital LLC, CNH Industrial Capital America and New Holland Credit (the “Guarantor Entities”) guarantee the Canadian Senior Notes (the “Canadian Notes Guarantees” and, together with the U.S. Notes Guarantees, the “Guarantees”). The Guarantees are full, unconditional, and joint and several.

The Guarantees are general unsecured obligations of the applicable Guarantor Entities and rank senior in right of payment to all future obligations of such Guarantor Entities that are, by their terms, expressly subordinated in right of payment to such Guarantees and pari passu in right of payment with all existing and future unsecured indebtedness of such Guarantor Entities that are not so subordinated.

The Guarantor Entities’ obligations under their applicable Guarantees are limited as necessary to prevent the Guarantees from constituting a fraudulent conveyance under applicable law. If the Guarantees were rendered voidable, they could be subordinated by a court to all other indebtedness (including guarantees and other contingent liabilities) of the applicable Guarantor Entities and, depending on the amount of the indebtedness, such Guarantor Entities’ liability on the Guarantees to which they are parties could be reduced to zero.

The Guarantees of the Guarantor Entities will be automatically released:

(1)

in connection with any sale or other disposition of all of the capital stock of the applicable Guarantor Entities to a person other than, for purposes of the U.S. Notes Guarantees, CNH Industrial Capital LLC or any subsidiary of CNH Industrial Capital LLC, or, for purposes of the Canadian Notes Guarantees, CNH Industrial N.V. or any subsidiary of CNH Industrial N.V.;

(2)

in connection with the sale or other disposition of all or substantially all of the assets or properties of the applicable Guarantor Entities, including by way of merger, consolidation or otherwise, to a person other than, for purposes of the U.S. Notes Guarantees, CNH Industrial Capital LLC or any subsidiary of CNH Industrial Capital LLC or, for purposes of the Canadian Notes Guarantees, CNH Industrial N.V. or any subsidiary of CNH Industrial N.V.; or

(3)	certain other circumstances.

The following tables present summarized financial information for the obligor groups of the U.S. Senior Notes and the Canadian Senior Notes. The obligor group consists of the issuer and guarantors for the applicable senior notes. Intercompany balances and transactions between the issuer and guarantors have been eliminated. The investments in, and equity in income from, non-guarantor subsidiaries has been excluded.

For the three and nine months ended September 30, 2021 and 2020, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$122,823	$118,300	$355,097	$352,395
Interest expense	40,358	55,201	120,458	172,492
Administrative and operating expenses	57,113	70,324	185,739	206,075
Income tax provision (benefit)	6,180	(1,690)	11,910	(6,156)
Net income (loss)	$19,172	$(5,535)	$36,990	$(20,016)

As of September 30, 2021 and December 31, 2020, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$293,190	$158,334
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $33,716 and $35,710	1,648,579	1,479,160
Equipment on operating leases, net	1,326,597	1,434,253
Short-term debt, including current maturities of long-term debt	1,156,661	1,109,953
Accounts payable and other accrued liabilities	740,840	798,624
Long-term debt	2,386,891	2,528,576

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of September 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	September 30,	December 31,
	2021	2020
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$2,232,954	$2,135,799
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,064,444	2,810,187

For the three and nine months ended September 30, 2021 and 2020, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$164,143	$159,184	$480,253	$477,805
Interest expense	49,545	67,074	149,345	210,336
Administrative and operating expenses	73,177	86,789	231,998	256,410
Income tax provision	10,176	1,559	24,406	2,465
Net income	$31,245	$3,762	$74,504	$8,594

As of September 30, 2021 and December 31, 2020, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$301,111	$177,581
Restricted cash and cash equivalents	100,916	117,645
Receivables, less allowance for credit losses of $49,795 and $52,151	3,518,557	3,300,108
Equipment on operating leases, net	1,740,969	1,859,184
Short-term debt, including current maturities of long-term debt	1,893,537	1,857,629
Accounts payable and other accrued liabilities	815,836	905,226
Long-term debt	3,346,966	3,314,796

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of September 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	September 30,	December 31,
	2021	2020
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$2,113,549	$2,056,011
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,177,222	2,923,954

Other Data

	As of or for the
	Nine Months Ended September 30,
	2021	2020

	(Dollars in thousands)
Total managed receivables	$9,015,492	$9,200,487
Operating lease equipment	1,740,969	1,769,774
Total managed portfolio	$10,756,461	$10,970,261
Delinquency (1)	0.46%	0.97%
Average managed receivables	$9,009,768	$9,539,726
Net credit loss (2)	0.15%	0.25%
Profitability: (3)
Return on average managed portfolio (4)	2.17%	1.30%
Asset Quality:
Allowance for credit losses/total receivables	1.33%	1.41%
(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Nine months ended September 30, 2021 and 2020 annualized.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.

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

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2020 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended September 30, 2021.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the three months ended September 30, 2021.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit	Description
22	Issuer and Guarantors of Guaranteed Securities
31.1	Certifications of President Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification required by Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101

Interactive Inline data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) Consolidated Statements of Changes in Stockholder’s Equity for the nine months ended September 30, 2021 and 2020 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: November 10, 2021	By:	/s/ Douglas MacLeod

		Name:	Douglas MacLeod
		Title:	Chairman and President