Form 10-K
period 2021-12-31
CNH Industrial Capital LLC
filed 2022-03-01
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ⌧ Yes  ◻ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes  ⌧ No

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

As of March 1, 2022, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

CNH Industrial is the company initially formed by a business combination transaction, completed September 29, 2013, between Fiat Industrial S.p.A. (“Fiat Industrial”) and CNH Global N.V. (“CNH Global”), the former indirect parents of CNH Industrial Capital. As a result of this transaction, CNH Industrial Capital LLC and its primary operating subsidiaries, including CNH Industrial Capital America, New Holland Credit and CNH Industrial Capital Canada, are indirect wholly-owned subsidiaries of CNHI (with all of the equity interests in CNH Industrial Capital LLC owned by CNHI through intermediate companies, through which CNHI exercises indirect control over CNH Industrial Capital LLC). CNHI is incorporated in and under the laws of The Netherlands. CNHI has its corporate seat in Amsterdam, The Netherlands, and its principal office in London, England.

Until December 31, 2021, CNH Industrial owned and controlled the Agriculture equipment business, the Construction equipment business, and the related Financial Services business (collectively, the “Off-Highway business”) as well as the Commercial and Specialty Vehicles business, the Powertrain business and the related Financial Services business (collectively, the “On Highway business” or the “Iveco Group business”). Effective January 1, 2022, the Iveco Group business was separated from CNHI by way of a demerger under Dutch law to Iveco Group N.V. (the Demerger) and Iveco Group became a public listed company independent from CNH Industrial.

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

CNH Industrial Capital’s revenue is primarily generated through the income of its portfolio and the income generated through marketing programs with CNH Industrial North America. The size of the portfolio is in part related to the level of equipment sales by CNH Industrial North America. The portfolio profitability is linked to the difference between lending and borrowing rates, the credit quality of the borrowers and the value of collateral. For each of the years ended December 31, 2021 and 2020, we derived 38% of our revenue from CNH Industrial North America and other CNH Industrial subsidiaries.

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

As of December 31, 2021, CNH Industrial Capital had total assets of $12.2 billion and total stockholder’s equity of $1.2 billion. For the year ended December 31, 2021, CNH Industrial Capital had total revenues of $789.2 million and net income of $230.2 million. As of December 31, 2021, CNH Industrial Capital had outstanding debt (excluding debt owed to affiliates) of $9.9 billion, approximately 69% of which represented secured debt as of such date.

Relationship with CNH Industrial

Until December 31, 2021, CNH Industrial organized its operations into five operating segments: Agriculture, Construction, Commercial and Specialty Vehicles, Powertrain and Financial Services. CNH Industrial’s five segments design, produce, market, sell and finance agricultural and construction equipment, trucks, commercial vehicles, buses and specialty vehicles for firefighting, defense and other uses, as well as engines, transmissions and axles for those vehicles and engines for marine and power generation applications. CNH Industrial has industrial and financial services companies located in 44 countries and a commercial presence in approximately 180 countries around the world.

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

As of December 31, 2021 and 2020, CNH Industrial had total assets of $49.4 billion and $48.7 billion, respectively, and total equity of $6.8 billion and $5.0 billion, respectively.

For the years ended December 31, 2021 and 2020, CNH Industrial had total revenues of $33.4 billion and $26.0 billion, respectively, and net income (loss) attributable to CNH Industrial N.V. of $1.7 billion and ($0.5) billion, respectively. For the year ended December 31, 2021, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America (United States, Canada and Mexico) were $5.1 billion and $1.4 billion, respectively, representing increases of 35% and 50% from the same period in 2020, respectively.

CNH Industrial Capital is a key financing source for CNH Industrial North America’s end-use customers and dealers. The Company offers financing to customers with advantageous terms that are subsidized by CNH Industrial North America, including low-rate, interest-free or interest-only periods and other sales incentive programs.

Although our primary focus is to finance CNH Industrial North America equipment, we also provide retail and wholesale financing related to new and used agricultural and construction equipment manufactured by entities other than CNH Industrial North America. We are dependent on CNH Industrial North America for substantially all of our business, with revenues related to financing provided to CNH Industrial North America dealers and retail customers purchasing and/or leasing from CNH Industrial North America and its dealers accounting for over 90% of our total revenues for the year ended December 31, 2021, and with loan portfolios attributable to such financing accounting for over 90% of our total managed receivables as of December 31, 2021.

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

We borrow from our affiliates as one of the funding sources for our operations and lending activity. As of December 31, 2021 and 2020, we had outstanding affiliate borrowings of $2.1 million and $187.3 million, respectively, representing 0.02% and 1.8% of our total indebtedness, respectively.

CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2021 and 2020, we incurred fees charged by our affiliates of $47.4 million and $45.9 million, respectively, representing 16% and 12%, respectively, of our total administrative and operating expenses.

Effective as of September 29, 2013, in connection with the business combination transaction of CNH Global with and into CNHI, CNHI assumed all of CNH Global’s obligations under a support agreement, pursuant to which CNHI has agreed to, among other things, (a) make cash capital contributions to us, to the extent necessary to cause our ratio of net earnings available for fixed charges to fixed charges to be not less than 1.05 for each fiscal quarter (with such ratio determined, on a consolidated basis and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for such fiscal quarter and the immediately preceding three fiscal quarters taken as a whole), (b) generally maintain an ownership of at least 51% of the voting equity interests in us and (c) cause us to have, as of the end of any fiscal quarter, a consolidated tangible net worth of at least $50 million. The support agreement is not intended to be and is not a guarantee by CNHI of our indebtedness or other obligations. The obligations of CNHI to us pursuant to this support agreement are to us only and do not run to, and are not enforceable directly by, any creditor of ours, including holders of our notes or the trustee under the indenture governing our notes. The support agreement may be modified, amended or terminated, at CNHI’s election, upon thirty days’ prior written notice to us and the rating agencies, if (a) the modification, amendment or termination would not result in a downgrade of our rated indebtedness; (b) the modification, amendment or notice of termination provides that the support agreement will continue in effect with respect to our rated indebtedness then outstanding; or (c) we have no long-term rated indebtedness outstanding.

Products and Services

CNH Industrial Capital’s financing products and services fall into the following main categories:

Retail (78.2% of managed portfolio as of December 31, 2021): CNH Industrial Capital provides and administers retail financing to end-use customers for the purchase or lease of new and used CNH Industrial North America equipment or other agricultural and construction equipment sold primarily through CNH Industrial North America dealers and distributors. Retail financing products primarily include retail installment sales contracts, finance leases and operating leases to end-use customers. The terms of retail contracts, finance leases and operating leases generally range from two to six years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America.

CNH Industrial Capital utilizes a proprietary credit scoring model as part of the retail credit approval and review process. CNH Industrial Capital also provides servicing and collection operations generally performed through its subsidiary, New Holland Credit, for the retail financing products.

Wholesale (21.8% of managed portfolio as of December 31, 2021): CNH Industrial Capital provides wholesale financing to dealers to finance purchases of new and used agricultural and construction equipment and parts. In addition, CNH Industrial Capital extends credit to dealers for working capital and other financing needs. Currently, credit is extended to approximately 800 CNH Industrial North America dealers (with each being a separate legal entity) with approximately 1,500 locations in North America.

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

Employees

The ability to attract, retain, and further develop qualified employees is crucial to the success of CNH Industrial Capital’s business and its ability to create value over the long-term. As of December 31, 2021, the Company had approximately 340 employees, none of which were represented by unions.

Item 1A.  Risk Factors

CNH Industrial Capital LLC is an indirect wholly-owned subsidiary of CNHI. The results of operations of the Company are primarily affected by its relationships with CNH Industrial North America.

The following risks are considered the most significant to the Company’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 17 and the other risks described in the Cautionary Note Regarding Forward-Looking Statements beginning on page 27. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and projected future results. Except as may be required by law, we undertake no obligation to publicly update these risks or any forward-looking statements, whether as a result of new information, future events, or otherwise. It is impossible to predict or identify all risk factors and, consequently, you should not consider the following factors to be a complete discussion of risks and uncertainties that may affect us. We invite you to consult further related disclosures we make from time to time in materials filed with or furnished to the United States Securities and Exchange Commission (“SEC”).

COVID-19 Risk

The COVID-19 pandemic could materially adversely affect our business, financial condition, results of operations and/or liquidity.

COVID-19 was first identified in late 2019, spread globally and was declared a global pandemic by the World Health Organization in March 2020. Efforts to combat the virus have been complicated by viral variants and uneven access to, and acceptance and effectiveness of, vaccines globally. The global spread of the virus led governments around the world to implement numerous measures to contain the virus, such as travel bans, mandated shutdowns, border closures and other restrictions on the free movement of people and goods. These measures have impacted and may further impact our future ability to operate as well as the ability of our suppliers and distributors to operate. Any future closing of manufacturing facilities due to government mandates, insufficient staffing, weaker demand, or supply constraints, or similar limitations or restrictions for suppliers, or the impact of the COVID-19 pandemic on our ability to execute business continuity plans, could have a material adverse effect on our business, financial condition, results of operations, and/or liquidity.

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

From an economic perspective, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruptions in CNH Industrial North America’s supply chain, higher raw materials pricing, and volatility in demand for CNH Industrial North America’s products and in global capital markets. The COVID-19 pandemic may materially adversely impact many of our customers and other third parties, and may affect their ability to fulfill their obligations to us in a timely manner.

The extent to which the COVID-19 pandemic will continue to impact our business, financial condition, results of operations and/or liquidity will depend on the scale, duration, severity and geographic reach of future developments, which are highly uncertain and cannot be predicted, including notably the possibility of “further waves” of COVID-19 infections or the appearance of new variants in the virus. There have been instances of re-imposed local lockdowns where infection rates have started to increase again and there is a risk that widespread measures such as strict social distancing and curtailing or ceasing normal business activities may be reintroduced in the future until effective treatments or vaccines have been fully deployed. Continued uncertainties and persistent effects also include: the impact of the pandemic on our customers and dealers, and delays in their plans to purchase equipment; requests by our customers or dealers for, or government mandated, payment deferrals and contract modifications; difficulties in collecting financial receivables resulting in increased allowances for credit losses; a deterioration in the market value of used equipment resulting in further reserve requirements; the impact of disruptions in the global capital markets and/or declines in our financial performance, outlook or credit ratings, which could increase the cost of capital and could adversely impact our ability to obtain funding in the future; and the impact of the pandemic on demand for CNH Industrial North America’s products and our services as discussed above. In addition, the COVID-19 pandemic may exacerbate many of the other risks described in this Annual Report on Form 10-K.

Risks Related to Our Indebtedness and Liquidity

Credit rating changes could affect our access to funding and our cost of funds, which could in turn adversely affect our financial condition and results of operations.

Our ability to access the capital markets or other forms of financing and our funding costs are highly dependent on, among other things, our credit ratings and those of CNHI and our ABS transactions. Rating agencies may review and revise their ratings from time to time, and any downgrade or other negative action with respect to our credit ratings by one or more rating agencies may increase our funding costs, potentially limit our access to sources of financing and have a material adverse effect on our financial condition and results of operations. A lack of funding could result in our inability to meet customer demand for equipment financing, while increased funding costs could lead to deteriorating margins, decreased profits and could result in our inability to meet customer demand at attractive interest rates, which in turn may adversely affect our financial condition and results of operations.

We have significant outstanding indebtedness, which may limit our ability to obtain additional funding and may limit our financial and operating flexibility.

As of December 31, 2021, we had an aggregate of $9.9 billion of consolidated indebtedness and our equity was $1.2 billion. The extent of our indebtedness could have important consequences on our operations and financial results, including:

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

Further, our indebtedness under some of our instruments, including certain derivative transactions, may bear interest at variable interest rates or have other terms based on the London Interbank Offered Rate (“LIBOR”). The LIBOR benchmark has been subject to national, international, and other regulatory guidance and proposals for reform. The administrator of LIBOR has announced that the publication of the most commonly used U.S. dollar LIBOR tenors will cease to be provided or cease to be representative after June 30, 2023. The publication of all other LIBOR tenors ceased to be provided or ceased to be representative as of December 31, 2021. The consequences of these developments cannot be predicted at this time, and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us, as well as the revenue and expenses associated with those securities, loans and financial instruments. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact new variable rate credit facilities and derivative transactions. Any changes to benchmark rates could have an impact on our cost of funds and our access to the capital markets, which could impact our financial condition.

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

Although we do not believe any of these covenants materially restrict our operations currently, a breach of one or more of the covenants could result in adverse consequences that could negatively impact our businesses, results of operations and financial condition. These consequences may include the acceleration of amounts outstanding under certain of our credit facilities, triggering an obligation to redeem certain debt securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the facilities or to enter into new facilities or the lowering or modification of CNHI’s or our credit ratings. We cannot assure you that we will continue to comply with each restrictive covenant at all times, particularly if we were to encounter challenging and volatile market conditions. For further information, see Note 8: Credit Facilities and Debt to the consolidated financial statements for the year ended December 31, 2021.

Risks Related to Our Business, Strategy and Operations

Reduced demand for agricultural and construction equipment would reduce the opportunities for us to finance equipment.

Our business is largely dependent upon the demand for CNH Industrial North America’s products and its customers’ willingness to enter into financing or leasing arrangements with respect thereto. A significant and prolonged decrease in demand for CNH Industrial North America’s products could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our primary business is to provide retail and wholesale financing alternatives for CNH Industrial North America’s products to CNH Industrial North America’s customers and dealers. The demand for CNH Industrial North America’s products and our financing products and services is influenced by factors such as:

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

We are subject to interest rate risks and changes in interest rates can reduce demand for CNH Industrial North America equipment, adversely affect our interest margins, and limit access to capital markets while increasing borrowing costs. Rising interest rates could have a dampening effect on overall economic activity as well as on the financial health of our customers, either of which could negatively affect customer demand for CNH Industrial North America’s products and our services as well as customers’ ability to service any financing provided by us. In addition, credit market dislocations could have an impact on funding costs, which in turn may make it more difficult for us to offer customers competitive financing. While we aim to limit the exposure of our net financial assets to changes in prevailing interest rates, interest rate volatility could have an adverse effect on our net interest rate margin, i.e., the difference between the yield we earn on assets and the interest rates we pay. Actions by credit rating agencies, such as downgrades or negative changes to ratings outlooks, can affect the availability and cost of funding for the Company and can increase the Company’s cost of capital and hurt its competitive position.

Change in support from CNH Industrial North America could limit our ability to offer competitively priced financing, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

CNH Industrial North America sponsors certain marketing programs that allow us to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or parts and service incentives). This support from CNH Industrial North America provides a material competitive advantage in offering financing to customers of CNH Industrial North America’s products. Any elimination or reduction of these marketing programs, which affects our ability to offer competitively priced financing to customers, could in turn reduce the percentage of CNH Industrial North America’s products financed by us and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the years ended December 31, 2021, 2020 and 2019, we recognized revenues from CNH Industrial North America for marketing programs of $296.5 million, $323.8 million and $343.2 million, respectively, each representing 38% of our total revenues for that year.

CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2021, 2020 and 2019, we incurred fees charged by our affiliates of $47.4 million, $45.9 million and $46.6 million, respectively, representing 16%, 12% and 13%, respectively, of our total administrative and operating expenses.

An increase in customer credit risk may result in higher delinquencies and defaults, and deterioration in collateral valuation may reduce our collateral recoveries, which could increase losses on our receivables and operating leases and adversely affect our financial condition and results of operations.

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

Deterioration in the quality of our financial assets, an increase in delinquencies or defaults, or a reduction in collateral recovery rates could have an adverse impact on our financial performance. These risks become more acute in an economic slowdown or recession due to decreased demand for (or availability of) credit, declining asset values, changes in government subsidies, reductions in collateral to receivable balance ratios, and an increase in delinquencies, defaults, insolvencies, foreclosures and losses. In such circumstances, our receivable servicing and litigation costs may also increase. In addition, governments may pass laws, or implement regulations, that modify rights and obligations under existing agreements, or which prohibit or limit the exercise of contractual rights, which events occurred in response to the COVID-19 pandemic in certain jurisdictions.

When a borrower defaults on a receivable and we repossess collateral securing the repayment of the receivable, our ability to recover or mitigate losses by selling the collateral is subject to the current market value of such collateral. Those values are affected by levels of new and used inventory of agricultural and construction equipment on the market. They are also dependent upon the strength or weakness of market demand for new and used agricultural and construction equipment, which is affected by the strength of the general economy. In addition, repossessed collateral may be in poor condition, which would reduce its value. Finally, relative pricing of used equipment, compared with new equipment, can affect levels of market demand and the resale of repossessed equipment. All of the foregoing could increase losses on receivables and operating leases, adversely affecting our financial condition and results of operations.

Changes in interest rates, exchange rates and market liquidity could have a material adverse effect on our earnings and cash flows.

Because a significant number of our receivables are generated at fixed interest rates, our business is subject to fluctuations in interest rates. Although we seek to match fund our assets, with approximately 74% of our receivables and approximately 76% of our funding at a fixed rate, respectively, as of December 31, 2021, changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow.

We are subject to currency exchange risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, the reporting currency for the consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in other currencies. Those assets, liabilities, expenses and revenues are translated into the U.S. dollar at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items reflected in the consolidated financial statements, even if their value remains unchanged in the original currency. Changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our financial condition and results of operations.

We also rely on the capital markets and a variety of funding programs to provide liquidity for our operations, including committed asset backed and unsecured facilities and the issuance of secured and unsecured debt. Significant changes in market liquidity conditions could affect our access to funding and the associated funding costs and reduce our earnings and cash flow.

Although we seek to manage interest rate, exchange rate and market liquidity risks with a variety of techniques, including a match funding program, the selective use of derivatives and a diversified funding program, there can be no assurance that we will be able to do so successfully, and our financial condition and results of operations could be adversely affected. In addition, by utilizing these techniques, we potentially forego the benefits that may result from favorable fluctuations in interest rates and exchange rates.

Changes in government monetary or fiscal policies may negatively impact our results.

Governments may implement measures designed to slow economic growth (e.g., higher interest rates, reduced bank lending and other anti-inflation measures). Rising interest rates could have a dampening effect on the overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect demand for our products and our customers’ ability to repay obligations to us. Central banks and other policy arms of many countries may take actions to vary the amount of liquidity and credit available in an economy. The impact from a change in liquidity and credit policies could negatively affect the customers and markets we serve, which could adversely impact our business, financial condition and results of operations. Government initiatives that are intended to stimulate or reduce demand for products sold by CNH Industrial North America, such as changes in tax treatment or purchase incentives for new equipment, can significantly influence the timing and level of our revenues. The terms, size and duration of such government actions are unpredictable and outside of our control. Any adverse change in government policy relating to those initiatives could have a material adverse effect on our business, financial condition and results of operations. As noted above, it is unclear what the macroeconomic effects will be of the economic stimulus actions taken by various countries in order to mitigate the adverse economic impact of the COVID-19 pandemic and of the resulting increase in government debt.

If we are unable to obtain funding, in particular through the ABS market and committed asset-backed facilities, at competitive rates, our ability to conduct our financing business may be severely impaired and our financial condition, results of operations and cash flows may be materially and adversely affected.

We have traditionally relied upon the ABS market and committed asset-backed facilities as a primary source of funding and liquidity. Access to funding at competitive rates is essential to our business. An inability to access the ABS market or a significant reduction in liquidity in the secondary market for ABS transactions could adversely affect our ability to sell receivables on a favorable or timely basis. Such conditions could have an adverse impact on our access to funding, financial condition and results of operations.

If we breach our representations and warranties in connection with our ABS transactions, we may be required to repurchase non-conforming receivables from the securitization vehicles, which could have an adverse effect on our financial condition, results of operations and cash flows.

In connection with our ABS transactions, we make customary representations and warranties regarding the assets being securitized, as disclosed in the relevant offering documents. While no recourse provisions exist that allow holders of asset-backed securities issued by our ABS trusts to require us to repurchase those securities, a breach of these representations and warranties could give rise to an obligation to repurchase non-conforming receivables from the trusts. Any obligation to make future repurchases could have an adverse effect on our financial condition, results of operations and cash flows.

Certain of our operations are subject to supervision and regulation by governmental authorities and changes in applicable laws or regulations may adversely impact our ability to engage in related business activities or increase the cost of our operations, thus adversely affecting our business, financial condition and results of operations.

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

As applicable laws are amended or construed differently, new laws are adopted to expand the scope of regulation imposed upon us, or existing laws prohibit interest rates we charge from rising to a level commensurate with risk and market conditions, such events could adversely affect our business and our financial condition and results of operations.

New regulations or changes in financial services regulations could adversely impact us.

Our operations are highly regulated by governmental authorities which can impose significant additional costs and/or restrictions on our business. For example, the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), including its regulations, as well as other efforts at regulatory reform in financial services, may substantially affect our origination, servicing and securitization programs as well as limit the ability of our customers to enter into hedging transactions or finance purchases of CNH Industrial North America equipment. The Dodd-Frank Act also strengthened the regulatory oversight of these securities and related capital market activities by the SEC and increased the regulation of the ABS markets through, among other things, a mandated risk retention requirement for securitizers and a direction to regulate credit rating agencies. Future regulations may affect our ability to engage in these capital market activities or increase the effective cost of such transactions, which could adversely affect our financial condition, results of operations and cash flows.

Our business may be affected by climate change, unfavorable weather conditions or other calamities.

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

Furthermore, the potential physical impacts of climate change on CNH Industrial North America’s facilities, suppliers and customers, and therefore on its operations, are highly uncertain and will be driven by the circumstances developing in various geographical regions. These may include long-term changes in temperature and water availability. These potential physical effects may adversely impact the demand for CNH Industrial North America’s products and the cost, production, sales and financial performance of its operations and as a result could adversely affect our financial condition, results of operations and cash flows.

Changes in demand for food and alternate energy sources could impact our revenues.

Changing worldwide demand for farm outputs to meet the world’s growing food and alternative energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which affect sales of agricultural equipment. While higher commodity prices will benefit our crop producing agricultural equipment customers, higher commodity prices also result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. Lower commodity prices directly affect farm income, which could negatively affect sales of agricultural equipment. Moreover, changing alternative energy demands may cause farmers to change the types or quantities of the crops they grow, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for CNH Industrial North America equipment and result in higher research and development costs related to equipment fuel standards.

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

The success of our business also depends on our ability to identify emerging industry changes and develop and market new products and services that meet the evolving needs of existing and potential customers. Increasing competition may adversely affect our business if we are unable to match the products and services of our competitors. If we are unable to effectively compete, our business, financial condition and results of operations will suffer.

Our ability to execute our strategy is dependent upon our ability to attract, motivate and retain qualified personnel.

Our ability to compete successfully, to manage our business effectively, to expand our business and to execute our strategic direction depends, in part, on our ability to attract, motivate and retain qualified personnel in key functions and markets. In particular, we are dependent on our ability to attract, motivate and retain qualified personnel with the requisite education, skills, background, talents and industry experience. Failure to attract and retain qualified personnel, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new personnel, or the inability to integrate and retain qualified personnel, could impair our ability to execute our business strategy and meet our business objectives. These may be affected by the loss of employees, particularly when departures involve larger numbers of employees, such as those experienced by many employers and industries since 2020. Higher rates of employee separations may adversely affect us through decreased employee morale, the loss of knowledge of departing employees, and the devotion of resources to recruiting and onboarding new employees.

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

As of December 31, 2021, our total operating lease residual values were $1.4 billion.

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

Our participation in cash management pools exposes us to CNH Industrial credit risk, which, in the event of a bankruptcy or insolvency of certain CNH Industrial entities, could render us unable to recover our deposits and in turn materially and adversely affect our financial condition and results of operations.

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

In the event of a bankruptcy or insolvency of CNHI (or any other CNH Industrial entity, including CNH Industrial America and CNH Industrial Canada Ltd., in the jurisdictions with set off agreements) or in the event of a bankruptcy or insolvency of the CNH Industrial entity in whose name the deposit is pooled, we may be unable to secure the return of such funds to the extent they belong to us, and we may be viewed as a creditor of such CNH Industrial entity with respect to such deposits. It is possible that our claims as a creditor could be subordinated to the rights of third-party creditors in certain situations. If we are not able to recover our deposits, our financial condition and results of operations may be materially and adversely impacted.

A cybersecurity breach could interfere with our operations, compromise confidential information, negatively impact our corporate reputation and expose us to liability.

We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of our business activities. These systems include invoicing and collection of payments from CNH Industrial North America’s dealers and from our customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information and the proprietary information of our customers and CNH Industrial North America’s dealers, as well as personally identifiable information of those dealers, customers and our employees, in data centers and on information technology networks. Operating these information technology systems and networks, and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Increased information technology security threats (e.g. worms, viruses, malware, phishing attacks, ransomware, and other malicious threats) and more sophisticated computer crime pose a significant risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data. The foregoing risks are heightened in the current environment where our employees perform their duties both in the office and from home due to the COVID-19 pandemic.

While we actively manage information technology security risks within our control through security measures, business continuity plans and employee training around phishing and other cyber risks, these attacks have proliferated and there can be no assurance that our actions will be sufficient to successfully prevent attacks or to mitigate potential risks to our systems, networks, data and products. Furthermore, third parties on which we rely, including internet, mobile communications technology and cloud service providers, pose their own information security risk to us.

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

The regulatory framework for privacy and data security issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect personal information and other data as part of our business operations. This data is subject to a variety of U.S. and foreign laws and regulations. New privacy laws will continue to come into effect around the world. We may be required to incur significant costs to comply with this and other privacy and data security laws, rules and regulations. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules and regulations could have an adverse effect on our business prospects, financial condition and/or results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 5729 Washington Avenue, Racine, WI 53406. We maintain the following offices:

Primary
Location	Function	Tenant	Ownership Status
Burlington, ON	Office	CNH Industrial Capital Canada	Leased
New Holland, PA	Office	New Holland Credit Company	Leased from New Holland North America, Inc.
Racine, WI	Office	CNH Industrial Capital	Leased from CNH Industrial America

Item 3.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of CNH Industrial Capital LLC’s limited liability company interests are owned by CNH Industrial America, which is indirectly wholly-owned by CNHI. There is currently no established trading market for CNH Industrial Capital LLC’s limited liability company interests. CNH Industrial Capital LLC paid cash dividends of $250 million, $130 million and $265 million to CNH Industrial America in 2021, 2020 and 2019, respectively.

Item 6.  [Reserved]

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

Trends and Economic Conditions

During 2020 and to a lesser extent in 2021, the effects of the COVID-19 pandemic and the related actions of governments and other authorities to contain COVID-19 spread have affected and continue to affect our operational and financial performance. Governments in the U.S. and Canada designated part of CNH Industrial North America’s businesses as essential critical infrastructure businesses. This designation allows us to operate in support of our dealers and customers to the extent possible. We also continue to prioritize the health, safety and well-being of our employees.

CNH Industrial continues to monitor the impact of the COVID-19 pandemic on all aspects of its business, its employees and its results of operations, financial condition and cash flows in 2021. For additional risks related to the COVID-19 pandemic, see “Item 1A. Risk Factors – COVID-19 Risks.”

Global supply chain represented the main challenge for CNH Industrial’s operations in 2021, with multiple bottlenecks resulting in increased raw material prices, intermittent sub-component availability, notably for semiconductors, and increased transportation costs.

Until December 31, 2021, CNH Industrial owned and controlled the Off-Highway business as well as the Iveco Group business. Effective January 1, 2022, the Iveco Group business was separated from CNHI by way of a demerger under Dutch law to Iveco Group N.V. (the Demerger) and Iveco Group became a public listed company independent from CNH Industrial.

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the year ended December 31, 2021, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $5.1 billion and $1.4 billion, respectively, representing increases of 35% and 50% from the same period in 2020, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $230.2 million for the year ended December 31, 2021, compared to $143.3 million for the year ended December 31, 2020. The increase in net income was primarily due to lower provisions for credit losses, an increased net interest margin and lower losses on used equipment sales, partially offset by a lower average managed portfolio. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.5%, 0.7% and 0.7% at December 31, 2021, 2020 and 2019, respectively.

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

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues

Revenues for the years ended December 31, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020	$ Change	% Change
Interest income on retail notes and finance leases	$154,994	$183,229	$(28,235)	(15.4)%
Interest income on wholesale notes	31,011	53,109	(22,098)	(41.6)
Interest and other income from affiliates	297,579	324,424	(26,845)	(8.3)
Rental income on operating leases	267,606	255,878	11,728	4.6
Other income	37,994	27,767	10,227	36.8
Total revenues	$789,184	$844,407	$(55,223)	(6.5)%

Revenues totaled $789.2 million for the year ended December 31, 2021 compared to $844.4 million for the year ended December 31, 2020. A lower average portfolio and a lower average yield drove the year-over-year decrease in total revenues. The average yield for the managed portfolio was 7.0% for the year ended December 31, 2021, compared to 7.3% for the year ended December 31, 2020.

Interest income on retail notes and finance leases for the year ended December 31, 2021 was $155.0 million,  representing a decrease of $28.2 million from the year ended December 31, 2020. The decrease was primarily due to a $34.6 million unfavorable impact from lower interest rates, partially offset by a $6.4 million favorable impact from higher average earning assets.

Interest income on wholesale notes for the year ended December 31, 2021 was $31.0 million, representing a decrease of $22.1 million from the year ended December 31, 2020. The decrease was primarily due to the unfavorable impacts of $16.8 million from lower average earning assets and $5.3 million from lower interest rates.

Interest and other income from affiliates for the year ended December 31, 2021 was $297.6 million, representing a decrease of $26.8 million from the year ended December 31, 2020. Compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $142.9 million and $154.0 million for the years ended December 31, 2021 and 2020, respectively. The decrease was primarily due to pricing. For the year ended December 31, 2021, compensation from CNH Industrial North America for wholesale marketing programs was $94.7 million compared to $108.5 million for the prior year. The decrease was primarily due to a lower utilization of interest-free periods. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $59.0 million and $61.3 million for the years ended December 31, 2021 and 2020, respectively.

Rental income on operating leases for the year ended December 31, 2021 was $267.6 million, representing an increase of $11.7 million from the year ended December 31, 2020. The increase was primarily due to the favorable impacts of $9.3 million from higher interest rates and $2.4 million from higher average earning assets.

Other income for the year ended December 31, 2021 was $38.0 million, representing an increase of $10.2 million from the year ended December 31, 2020.

Expenses

Expenses for the years ended December 31, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020	$ Change	% Change
Total interest expense	$195,778	$279,958	$(84,180)	(30.1)%
Fees charged by affiliates	47,369	45,905	1,464	3.2
Provision (benefit) for credit losses	(7,460)	59,044	(66,504)	(112.6)
Depreciation of equipment on operating leases	239,331	237,405	1,926	0.8
Other expenses	14,016	35,303	(21,287)	(60.3)
Total expenses	$489,034	$657,615	$(168,581)	(25.6)%

Interest expense totaled $195.8 million for the year ended December 31, 2021 compared to $280.0 million for the year ended December 31, 2020. The decrease was primarily due to the favorable impacts of $72.0 million from lower average total debt and $12.2 million from lower average interest rates. The average debt cost was 2.0% for the year ended December 31, 2021 compared to 2.7% for the year ended December 31, 2020.

The benefit for credit losses was $7.5 million for the year ended December 31, 2021 compared to a provision of $59.0 million for the year ended December 31, 2020. The decrease in the provision for credit losses in 2021 was due to the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID-19 pandemic.

Depreciation of equipment on operating leases increased by $1.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to mix of products in the operating lease portfolio.

Other expenses decreased by $21.3 million for the year ended December 31, 2021 compared to the prior year, primarily due to improved pricing on used equipment sales.

The effective tax rate for the years ended December 31, 2021 and 2020 was a provision of 23.3%.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the years ended December 31, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020	$ Change	% Change
Retail	$3,638,535	$3,030,219	$608,316	20.1%
Wholesale	8,888,909	7,441,811	1,447,098	19.4
Equipment on operating leases	536,401	598,387	(61,986)	(10.4)
Total originations	$13,063,845	$11,070,417	$1,993,428	18.0%

The year-over-year increase in retail and wholesale originations was primarily due to an increase in unit sales of CNH Industrial North America equipment. The year-over-year decrease in operating lease originations was primarily due to customers’ preference for retail financing products.

Total receivables and equipment on operating leases held as of December 31, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020	$ Change	% Change
Retail	$6,722,247	$6,270,448	$451,799	7.2%
Wholesale	2,345,005	2,762,499	(417,494)	(15.1)
Equipment on operating leases	1,707,531	1,859,184	(151,653)	(8.2)
Total receivables and equipment on operating leases	$10,774,783	$10,892,131	$(117,348)	(1.1)%

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.7% and 1.1% at December 31, 2021 and 2020, respectively. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at December 31, 2021 or 2020. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $27.2 million and $37.5 million at December 31, 2021 and 2020, respectively. Total wholesale receivables on nonaccrual status was $35.4 million at December 31, 2020.

Total receivable charge-offs and recoveries, by product, for the years ended December 31, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020
Charge-offs:
Retail	$14,929	$23,147
Wholesale	179	1,530
Total charge-offs	15,108	24,677
Recoveries:
Retail	(2,177)	(2,481)
Wholesale	(126)	(10)
Total recoveries	(2,303)	(2,491)
Charge-offs, net of recoveries:
Retail	12,752	20,666
Wholesale	53	1,520
Total charge-offs, net of recoveries	$12,805	$22,186

Our allowance for credit losses on all receivables financed totaled $116.0 million at December 31, 2021 and $136.1 million at December 31, 2020.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of December 31, 2021.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Comparisons for the year ended December 31, 2020 to the year ended December 31, 2019 are discussed in Item 7 of the Company’s 2020 annual report filed with the SEC on March 3, 2021.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured notes, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the years ended December 31, 2021 and 2020, our cash flows were as follows (dollars in thousands):

	2021	2020
Cash flows from (used in):
Operating activities	$777,757	$117,118
Investing activities	(126,204)	757,935
Financing activities	(641,445)	(660,746)
Net cash increase (decrease)	$10,108	$214,307

Operating activities in the year ended December 31, 2021 generated cash of $778 million, resulting primarily from net income of $230 million, adjusted by depreciation and amortization of $241 million and changes in working capital of $324 million, partially offset by a $7 million benefit for credit losses and $10 million of deferred tax benefits. The increase in cash provided by operating activities in 2021 compared to 2020 was primarily due to $636 million related to changes in working capital, an $87 million increase in net income, a $2 million increase in depreciation and amortization expense and a $2 million change in deferred income tax adjustment, partially offset by a $66 million decrease in provision for credit losses. Operating activities in 2020 generated cash of $117 million, resulting primarily from net income of $143 million, adjusted by depreciation and amortization of $239 million and provision for credit losses of $59 million, partially offset by $12 million of deferred tax benefits and changes in working capital of $312 million.

Investing activities in the year ended December 31, 2021 used cash of $126 million, resulting primarily from net expenditures of $42 million for receivables, $79 million for equipment on operating leases and $5 million for property, equipment and software. The increase in cash used by investing activities in 2021 compared to 2020 was primarily due to a $957 million increase in net expenditures for receivables and a $2 million increase in expenditures for property, equipment and software, partially offset by a $75 million decrease in net expenditures for equipment on operating leases. Investing activities in 2020 generated cash of $758 million, resulting primarily from a net reduction in receivables of $915 million, partially offset by net expenditures of $154 million for equipment on operating leases and $3 million for property, equipment and software.

Financing activities in the year ended December 31, 2021 used cash of $641 million, resulting primarily from net cash paid on affiliated debt, long-term debt and short-term borrowings of $185 million, $156 million and $50 million, respectively, and $250 million in dividends paid to CNH Industrial America. The decrease in cash used in financing activities in 2021 compared to 2020 was primarily due to a decrease in net cash paid on short-term borrowings of $589 million, partially offset by an increase in net cash paid on long-term debt and affiliated debt of $295 million and $155 million, respectively, and higher dividends of $120 million paid to CNH Industrial America. Financing activities in 2020 used cash of $661 million, resulting primarily from net cash paid on short-term borrowings and affiliated debt of $640 million and $30 million, respectively, and $130 million in dividends paid to CNH Industrial America, partially offset by net cash received on long-term debt of $139 million.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost-effective financing source and allows access to a wide investor base. CNH Industrial Capital had approximately $4.9 billion of public and private asset-backed securities outstanding in both the U.S. and Canada as of December 31, 2021. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $2.7 billion at December 31, 2021, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At December 31, 2021, approximately $778 million of funding was available for use under these facilities.

Unsecured Facilities and Debt

Committed unsecured facilities with banks as of December 31, 2021 totaled $620 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of December 31, 2021, we had $126 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for our commercial paper borrowings, as needed. There was no outstanding commercial paper as of December 31, 2021.

As of December 31, 2021, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the “U.S. Senior Notes”): (1)
4.375% notes, due 2022	$500,000
1.950% notes, due 2023	600,000
4.200% notes, due 2024	500,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
Hedging, discounts and unamortized issuance costs	8,356
2,708,356
Issued by CNH Industrial Capital Canada. (the “Canadian Senior Notes”): (2)
1.500% notes, due 2024	236,073
Discounts and unamortized issuance costs	(1,286)
234,787
Total	$2,943,143
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Industrial Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Industrial Capital America and New Holland Credit.

On May 24, 2021, CNH Industrial Capital LLC completed an offering of $600 million in aggregate principal amount of 1.450% unsecured notes due 2026, with an issue price of 99.208% of their principal amount.

In a private placement on September 28, 2021, CNH Industrial Capital Canada completed an offering of C$300 million ($236 million) in aggregate principal amount of 1.500% unsecured notes due 2024, with an issue price of 99.936% of their principal amount.

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

On January 7, 2022, Fitch upgraded the Long-Term Issuer Default Ratings (“IDR”) and senior long-term debt ratings of CNH Industrial Capital LLC and CNH Industrial Capital Canada to ‘BBB+’ from ‘BBB-’. The outlook is stable. Fitch has also upgraded CNH Industrial Capital LLC’s short-term IDR and commercial paper ratings to ‘F2’ from ‘F3’. On February 25, 2022, Moody’s upgraded the senior unsecured ratings of CNH Industrial Capital LLC and CNH Industrial Capital Canada to ‘Baa2’ from ‘Baa3’. The rating outlook is stable. Our long-term credit ratings remained unchanged at ‘BBB’ from S&P Global Ratings with stable outlook.

Our current credit ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB	A-2	Stable
Fitch Ratings	BBB+	F2	Stable
Moody's Investors Service	Baa2	-	Stable

Our debt is fully investment grade, which we believe will allow us to access funding at better rates.

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $2 million and $187 million as of December 31, 2021 and 2020, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at December 31, 2021 and 2020 was $1.2 billion and $1.3 billion, respectively. During 2021, CNH Industrial Capital LLC paid cash dividends of $250 million to CNH Industrial America.

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

Debt

Our consolidated debt as of December 31, 2021 and 2020 is set forth in the table below (dollars in thousands):

	2021	2020
Short-term debt (including current maturities of long-term debt)	$3,755,368	$4,229,428
Long-term debt	6,141,970	5,869,860
Total third-party debt	9,897,338	10,099,288
Affiliated debt	2,100	187,310
Total debt	$9,899,438	$10,286,598

Cash, Cash Equivalents and Restricted Cash

The following table shows cash and cash equivalents and restricted cash as of December 31, 2021 and 2020 (dollars in thousands):

	2021	2020
Cash and cash equivalents	$426,917	$392,929
Restricted cash	601,742	625,622
Total cash	$1,028,659	1,018,551

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

Off-Balance Sheet Arrangements

For additional information, see “Note 13: Commitments and Contingencies” to our consolidated financial statements for the year ended December 31, 2021.

Contractual Obligations

The following table sets forth the aggregate amounts of our contractual obligations and commitments as of December 31, 2021 with definitive payment terms that will require significant cash outlays in the future (dollars in thousands).

	Payments Due by Period
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years
Short-term and long-term debt (1)	$9,897,338	$3,755,369	$3,884,397	$2,226,046	$31,526
Affiliated debt	2,100	2,100	—	—	—
Interest on fixed rate debt	544,679	140,250	252,001	152,428	—
Interest on floating rate debt (2)	90,735	20,540	39,582	30,128	485
Operating leases (3)	9,500	1,900	5,700	1,900	—
Total contractual obligations	$10,544,352	$3,920,159	$4,181,680	$2,410,502	$32,011
(1)Short-term debt shown as less than one year includes current maturities of long-term debt of $2,490,671.
(2)The interest funding requirements are based on the year-end 2021 interest rates.
(3)Minimum rental commitments.

See “Liquidity and Capital Resources - Debt” for information relating to our consolidated debt as of December 31, 2021.

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

For the years ended December 31, 2021 and 2020, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	2021	2020
Revenues	$461,054	$471,374
Interest expense	157,691	230,025
Administrative and operating expenses	247,101	273,998
Income tax provision (benefit)	12,511	(6,697)
Net income (loss)	$43,751	$(25,952)

As of December 31, 2021 and 2020, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	2021	2020
Cash and cash equivalents	$183,809	$158,334
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $34,173 and $35,710	1,715,740	1,479,160
Equipment on operating leases, net	1,283,428	1,434,253
Short-term debt, including current maturities of long-term debt	740,257	1,109,953
Accounts payable and other accrued liabilities	838,482	798,624
Long-term debt	2,327,853	2,528,576

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of December 31, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$2,253,415	$2,135,799
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,156,639	2,810,187

For the years ended December 31, 2021 and 2020, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	2021	2020
Revenues	$622,973	$316,110
Interest expense	195,371	99,800
Administrative and operating expenses	307,290	158,821
Income tax provision	28,396	14,230
Net income	$91,916	$43,259

As of December 31, 2021 and 2020, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	2021	2020
Cash and cash equivalents	$203,428	$177,581
Restricted cash and cash equivalents	103,378	117,645
Receivables, less allowance for credit losses of $47,635 and $52,151	3,648,390	3,300,108
Equipment on operating leases, net	1,707,531	1,859,184
Short-term debt, including current maturities of long-term debt	1,362,012	1,857,629
Accounts payable and other accrued liabilities	921,681	905,226
Long-term debt	3,419,175	3,314,796

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of December 31, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$2,133,655	$2,056,011
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,270,583	2,923,954

Other Data

	As of or for the
	Year Ended December 31,
	2021	2020	2019

	(Dollars in thousands)
Total managed receivables	$9,067,252	$9,032,947	$9,908,025
Operating lease equipment	1,707,531	1,859,184	1,783,283
Total managed portfolio	$10,774,783	$10,892,131	$11,691,308
Delinquency (1)	0.48%	0.74%	0.69%
Average managed receivables	$8,970,948	$9,356,087	$9,987,527
Net credit loss (2)	0.14%	0.24%	0.38%
Profitability:
Average receivable yields (3)	4.72%	5.33%	5.72%
Average debt cost	2.00%	2.73%	3.26%
Return on average managed portfolio (4)	2.14%	1.29%	1.27%
Asset Quality:
Allowance for credit losses/total receivables (5)	1.28%	1.51%	0.73%
(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Yield on retail and wholesale receivables.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.
(5)	The Company’s adoption of ASC 326 on January 1, 2020 measures the allowance based on management’s estimate of the lifetime expected credit losses inherent in the receivables owned by the Company. Prior periods presented reflect measurement of the allowance based on management’s estimate of incurred credit losses. See Note 2: Summary of Significant Accounting Policies to this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

The annual report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this filing, including competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, capital expenditures, dividends, capital structure or other financial items; costs; and plans and objectives of management regarding operations, products and services, are forward-looking statements. These statements may include terminology such as “may,” “will,” “expect,” “could,” “should,” “intend,” “estimate,” “anticipate,” “believe,” “outlook,” “continue,” “remain,” “on track,” “design,” “target,” “objective,” “goal,” “forecast,” “projection,” “prospects,” “plan,” or similar terminology. Forward-looking statements, including those related to the COVID-19 pandemic, are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize or other assumptions underlying any of the forward-looking statements prove to be incorrect, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: the many interrelated factors that affect customer confidence and demand for our financing products and services; the unknown duration and economic, operational and financial impacts of the COVID-19 pandemic and governmental, business and individuals’ response thereto; general economic conditions; changes in government policies regarding banking, monetary and fiscal policies; legislation, particularly relating to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including protectionist trade policies such as higher tariffs, sanctions, import quotas, capital controls and new barriers to entry or consequent reactions by other governments against such policies; costs related to litigation or regulatory actions; actions of competitors in the various industries in which CNH Industrial North America competes; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities; housing starts and other construction activity; weather conditions and the effects of climate change; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; a decline in the price of used equipment; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and its CNH Industrial North America dealers; security breaches with respect to CNH Industrial’s products; further developments of the COVID-19 pandemic on both our operations and CNH Industrial’s operations, supply chains and distribution network; political and civil unrest; volatility and deterioration of capital and financial markets, other similar risks and uncertainties and our success, and CNH Industrial North America’s success, in managing the risks involved in the foregoing.

Forward-looking statements are based upon assumptions relating to the factors described in this annual report, which are sometimes based upon estimates and data received from third parties. Such estimates and data are often revised. Actual results may differ materially from the forward-looking statements as a result of a number of risks and uncertainties, many of which are outside of our control. CNH Industrial Capital expressly disclaims any intention or obligation to provide, update or revise any forward-looking statements.

Additional factors, which could cause actual results to differ from those expressed or implied by the forward-looking statements, are included in the section “Item 1A. Risk Factors” of this annual report.

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

The total allowance for credit losses at December 31, 2021 and 2020 was $116.0 million and $136.1 million, respectively. Management’s ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current and future economic conditions.

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

Total operating lease residual values at December 31, 2021 and 2020 were $1.4 billion and $1.5 billion, respectively.

Estimates used in determining end-of-lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future values for this equipment were to decrease 10% from our present estimates, the total impact would be to increase our depreciation expense on equipment on operating leases by approximately $135.6 million. This amount would be charged to depreciation expense during the remaining lease terms such that the net amount of equipment on operating leases at the end of the lease terms would be equal to the revised residual values. Initial lease terms generally range from two to five years.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 can be adopted beginning as of March 12, 2020 through December 31, 2022 and may be applied as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. We have not adopted ASU 2020-04 as of December 31, 2021. ASU 2020-04 is not expected to have a material impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, primarily changes in interest rates. We monitor our exposure to these risks, and manage the underlying economic exposures on transactions using financial instruments such as forward contracts, interest rate swaps, interest rate caps and forward starting swaps. We do not hold or issue derivatives or other financial instruments for speculative purposes or to hedge translation risks. See “Note 10: Financial Instruments” in the notes to our consolidated financial statements for the year ended December 31, 2021, for a description of our risk management strategy and the methods and assumptions used to determine the fair values of financial instruments.

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

We monitor interest rate risk to achieve a predetermined level of matching between the interest rate structure of our financial assets and liabilities. Fixed-rate financial instruments, including receivables, debt and other investments, are segregated from floating-rate instruments in evaluating the potential impact of changes in applicable interest rates. A sensitivity analysis was performed to compute the impact on fair value which would be caused by a hypothetical 10% change in the interest rates used to discount each category of financial assets and liabilities. The net impact on the fair value of the financial instruments and derivative instruments held as of December 31, 2021 and 2020, resulting from a hypothetical 10% change in interest rates, would be approximately $13.6 million and $10.7 million, respectively. For the sensitivity analysis the financial instruments are grouped according to the currency in which financial assets and liabilities are denominated and the applicable interest rate index. As a result, our interest rate risk sensitivity model may overstate the impact of interest rate fluctuations for such financial instruments, as consistently unfavorable movements of all interest rates are unlikely.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements are included in this annual report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2021, our internal control over financial reporting was effective.

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

Omitted pursuant to General Instruction I of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I of Form 10-K.

Item 14.  Principal Accounting Fees and Services

For the years ended December 31, 2021 and 2020, Ernst & Young LLP, the member firms of Ernst & Young and their respective affiliates (collectively, the “Ernst & Young Entities”) were appointed to serve as our independent registered public accounting firm.

We incurred the following fees for professional services performed by the Ernst & Young Entities for the years ended December 31, 2021 and 2020, respectively:

	2021	2020
Audit fees	$933,834	$914,600
Audit-related fees	662,807	419,700
Total	$1,596,641	$1,334,300

“Audit Fees” are the aggregate fees billed for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees charged for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” This category is comprised of fees for agreed-upon procedure engagements and other attestation services subject to regulatory and funding requirements. There were no fees billed for professional services in connection with tax compliance, tax advice, tax planning or other fees not included above for the years ended December 31, 2021 and 2020.

Audit Committee’s Pre-Approval Policies and Procedures

As a wholly-owned subsidiary of CNHI, audit and non-audit services provided by our independent registered public accounting firm are subject to CNHI’s Audit Committee pre-approval policies and procedures. During the year ended December 31, 2021, all audit and non-audit services provided by our independent registered public accounting firm were pre-approved in accordance with such policies and procedures.

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

4.6

Officers’ Certificate, dated as of May 24, 2021 (including Form of 1.450% Note due 2026 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on May 24, 2021 (File No. 000-55510) and incorporated herein by reference).

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

22	Issuer and Guarantors of Guaranteed Securities.
23.1	Consent of Ernst & Young LLP.
31.1	Certifications of President Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification required by Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

CNH INDUSTRIAL CAPITAL LLC

Date: March 1, 2022	By:	/s/ DOUGLAS MACLEOD
		Name:	Douglas MacLeod
		Title:	Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas MacLeod	Chairman, President and Director	March 1, 2022
Douglas MacLeod	(Principal Executive Officer)

/s/ DANIEL WILLEMS VAN DIJK	Chief Financial Officer and Assistant Treasurer	March 1, 2022
Daniel Willems Van Dijk	(Principal Financial Officer and Principal Accounting Officer)

/s/ Leandro Lecheta	Director	March 1, 2022
Leandro Lecheta

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of CNH Industrial Capital LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNH Industrial Capital LLC and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Allowance for Credit Losses
Description of the Matter

The Company’s receivables portfolio totaled $9.1 billion as of December 31, 2021, and the associated allowance for credit losses (ACL) for the receivables portfolio was $116.0 million. As discussed above and in Notes 2 and 4 to the consolidated financial statements, the Company estimates lifetime expected credit losses on receivables to determine the ACL. Receivables that share the same risk characteristics are reviewed on a collective basis, and management calculates the ACL based on loss forecast models that consider a variety of factors such as historical loss experience, collateral value, portfolio balance and delinquency. Management then applies forward-looking macroeconomic forecasts and qualitative factors for factors that are not fully captured in the ACL model calculation. For loans that do not share similar risk characteristics, management measures the ACL on an individual receivable basis by considering the probability-weighted present value of all cash shortfalls (including the value of the collateral, if appropriate) over the expected life of each financial asset. The Company has identified two portfolio segments, retail and wholesale, in the determination of the ACL.

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

To test the Company’s macroeconomic factors and qualitative factors for the retail receivables portfolio, we evaluated the accuracy, completeness, and the relevance of the inputs and assumptions used in the estimate calculation. Specifically, we compared the inputs and assumptions to internal and external sources including, among others, the economic forecasts utilized by the Company and other available economic forecasts for contrary or corroborative evidence. Further, we evaluated management’s basis for the factors in relation to changes in economic conditions and forecasts. Previously, we involved our internal specialists in evaluating the conceptual soundness of the model methodology. In addition, we evaluated the overall ACL amount, inclusive of the macroeconomic factors and qualitative factors, and whether the amount appropriately reflects losses expected in the receivables portfolios as of the consolidated balance sheet date. For example, we compared the Company’s recorded ACL to its historical loss experience and peer reserve rates. We also reviewed subsequent events and considered whether they corroborate or contradict the Company’s conclusion..

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2011.

Milwaukee, WI

March 1, 2022

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(Dollars in thousands)

	2021	2020	2019
REVENUES
Interest income on retail notes and finance leases	$154,994	$183,229	$218,454
Interest income on wholesale notes	31,011	53,109	67,773
Interest and other income from affiliates	297,579	324,424	345,789
Rental income on operating leases	267,606	255,878	243,044
Other income	37,994	27,767	25,829
Total revenues	789,184	844,407	900,889
EXPENSES
Interest expense:
Interest expense to third parties	192,092	276,390	333,147
Interest expense to affiliates	3,686	3,568	14,126
Total interest expense	195,778	279,958	347,273
Administrative and operating expenses:
Fees charged by affiliates	47,369	45,905	46,601
Provision (benefit) for credit losses	(7,460)	59,044	35,703
Depreciation of equipment on operating leases	239,331	237,405	229,652
Other expenses	14,016	35,303	48,446
Total administrative and operating expenses	293,256	377,657	360,402
Total expenses	489,034	657,615	707,675
INCOME BEFORE TAXES	300,150	186,792	193,214
Income tax provision	69,935	43,512	44,211
NET INCOME	$230,215	$143,280	$149,003

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(Dollars in thousands)

	2021	2020	2019
NET INCOME	$230,215	$143,280	$149,003
Other comprehensive income (loss):
Foreign currency translation adjustment	666	11,849	21,593
Pension liability adjustment	1,802	306	2,850
Change in derivative financial instruments	6,310	(7,994)	(1,243)
Total other comprehensive income	8,778	4,161	23,200
COMPREHENSIVE INCOME	$238,993	$147,441	$172,203

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(Dollars in thousands)

	2021	2020
ASSETS
Cash and cash equivalents	$426,917	$392,929
Restricted cash and cash equivalents	601,742	625,622
Receivables, less allowance for credit losses of $115,953 and $136,136, respectively	8,951,299	8,896,811
Affiliated accounts and notes receivable	259,699	414,810
Equipment on operating leases, net	1,707,531	1,859,184
Equipment held for sale	26,320	36,515
Goodwill	110,226	110,158
Other intangible assets, net	16,452	13,333
Other assets	87,582	101,807
TOTAL	$12,187,768	$12,451,169
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$3,755,368	$4,229,428
Accounts payable and other accrued liabilities	1,038,930	904,399
Affiliated debt	2,100	187,310
Long-term debt	6,141,970	5,869,860
Total liabilities	10,938,368	11,190,997
Commitments and contingent liabilities (Note 13)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,469	843,234
Accumulated other comprehensive loss	(111,457)	(120,235)
Retained earnings	517,388	537,173
Total stockholder’s equity	1,249,400	1,260,172
TOTAL	$12,187,768	$12,451,169

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF DECEMBER 31, 2021 AND 2020

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

	2021	2020
Restricted cash and cash equivalents	$601,742	$625,622
Receivables, less allowance for credit losses of $61,652 and $78,960, respectively	6,634,540	6,364,343
TOTAL	$7,236,282	$6,989,965

Short-term debt (including current maturities of long-term debt)	$3,015,110	$3,017,432
Long-term debt	3,453,396	3,262,842
TOTAL	$6,468,506	$6,280,274

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(Dollars in thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$230,215	$143,280	$149,003
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	239,339	237,412	229,653
Amortization of intangibles	1,910	1,562	1,790
Provision (benefit) for credit losses	(7,460)	59,044	35,703
Deferred income tax expense (benefit)	(10,041)	(12,377)	38,421
Changes in components of working capital:
Change in affiliated accounts and notes receivables	155,119	(350,289)	(19,665)
Change in other assets and equipment held for sale	14,475	(40,160)	(5,456)
Change in accounts payable and other accrued liabilities	154,200	78,646	53,235
Net cash from (used in) operating activities	777,757	117,118	482,684
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(12,527,444)	(10,472,030)	(11,380,427)
Collections of receivables	12,485,249	11,387,140	11,551,430
Purchase of equipment on operating leases	(536,401)	(598,387)	(715,686)
Proceeds from disposal of equipment on operating leases	457,421	443,912	501,550
Change in property, equipment and software, net	(5,029)	(2,700)	(3,819)
Net cash from (used in) investing activities	(126,204)	757,935	(46,952)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	259,793	1,078,351	1,509,528
Payment of affiliated debt	(445,003)	(1,108,568)	(1,571,943)
Proceeds from issuance of long-term debt	4,393,756	3,056,026	3,191,270
Payment of long-term debt	(4,549,689)	(2,916,765)	(3,409,576)
Change in short-term borrowings, net	(50,302)	(639,790)	114,362
Dividends paid to CNH Industrial America LLC	(250,000)	(130,000)	(265,000)
Net cash from (used in) financing activities	(641,445)	(660,746)	(431,359)
INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	10,108	214,307	4,373
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of year	1,018,551	804,244	799,871
End of year	$1,028,659	$1,018,551	$804,244
CASH PAID DURING THE YEAR FOR INTEREST	$198,527	$268,080	$337,199
CASH PAID (RECEIVED) DURING THE YEAR FOR TAXES	$56,801	$56,201	$(41,129)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(Dollars in thousands)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2019	$—	$843,643	$(146,999)	$659,088	$1,355,732
Net income	—	—	—	149,003	149,003
Dividends paid to CNH Industrial America LLC	—	—	—	(265,000)	(265,000)
Foreign currency translation adjustment	—	—	21,593	—	21,593
Stock compensation	—	106	—	—	106
Reclassification of certain tax effects	—	—	(597)	597	—
Pension liability adjustment, net of tax	—	—	2,850	—	2,850
Change in derivative financial instruments, net of tax	—	—	(1,243)	—	(1,243)
BALANCE - December 31, 2019 as previously reported	$—	$843,749	$(124,396)	$543,688	$1,263,041
Adoption of ASC 326	—	—	—	(19,790)	(19,790)
BALANCE - January 1, 2020 as recast	$—	$843,749	$(124,396)	$523,898	$1,243,251
Net income	—	—	—	143,280	143,280
Dividends paid to CNH Industrial America LLC	—	—	—	(130,000)	(130,000)
Foreign currency translation adjustment	—	—	11,849	(5)	11,844
Stock compensation	—	(515)	—	—	(515)
Pension liability adjustment, net of tax	—	—	306	—	306
Change in derivative financial instruments, net of tax	—	—	(7,994)	—	(7,994)
BALANCE - December 31, 2020	$—	$843,234	$(120,235)	$537,173	$1,260,172
Net income	—	—	—	230,215	230,215
Dividends paid to CNH Industrial America LLC	—	—	—	(250,000)	(250,000)
Foreign currency translation adjustment	—	—	666	—	666
Stock compensation	—	235	—	—	235
Pension liability adjustment, net of tax	—	—	1,802	—	1,802
Change in derivative financial instruments, net of tax	—	—	6,310	—	6,310
BALANCE - December 31, 2021	$—	$843,469	$(111,457)	$517,388	$1,249,400

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

Until December 31, 2021, CNH Industrial owned and controlled the Agriculture equipment business, the Construction equipment business, and the related Financial Services business (collectively, the “Off-Highway business”) as well as the Commercial and Specialty Vehicles business, the Powertrain business and the related Financial Services business (collectively, the “On Highway business” or the “Iveco Group business”). Effective January 1, 2022, the Iveco Group business was separated from CNHI by way of a demerger under Dutch law to Iveco Group N.V. (the Demerger) and Iveco Group became a public listed company independent from CNH Industrial.

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

Revenue Recognition

Finance and interest income on retail notes and finance leases and on wholesale notes is recorded using the effective yield method. Deferred costs on the origination of financing receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the effective yield method. Recognition of income on receivables is suspended when management determines that collection of future income is not probable or when an account becomes 90 days past due, whichever occurs earlier. Income accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time. The Company applies cash received on nonaccrual financing receivables to first reduce any unrecognized interest and then the recorded investment and any other fees.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Equipment on Operating Leases

The Company purchases leases and equipment from CNH Industrial North America’s dealers and other independent third parties that have leased equipment to retail customers under operating leases. The Company’s investment in operating leases is based on the purchase price paid for the equipment. Income from these operating leases is recognized over the term of the lease. The equipment is depreciated on a straight-line basis over the term of the lease to the estimated residual value at lease termination. Residual values are estimated at the inception of the lease and are reviewed quarterly. Realization of the residual values is dependent on the Company’s future ability to re-market the equipment under then prevailing market conditions. Equipment model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Management believes that the estimated residual values are realizable. Expenditures for maintenance and repairs are the responsibility of the lessee.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite useful life and is reviewed for impairment at least annually. During 2021 and 2020, the Company performed its annual impairment review as of December 31, and concluded that there was no impairment in either year. Other intangible assets consist of software and are being amortized on a straight-line basis over five years.

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

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020 04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 can be adopted beginning as of March 12, 2020 through December 31, 2022 and may be applied as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The Company has not adopted ASU 2020-04 as of December 31, 2021. ASU 2020-04 is not expected to have a material impact on the Company's consolidated financial statements.

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

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the year ended December 31, 2021:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(113,284)	$67	$(9,542)	$(122,759)
Tax asset	—	(5)	2,529	2,524
Beginning balance, net of tax	(113,284)	62	(7,013)	(120,235)
Other comprehensive income (loss) before reclassifications	666	2,780	7,932	11,378
Amounts reclassified from accumulated other comprehensive income (loss)	—	(396)	653	257
Tax effects	—	(582)	(2,275)	(2,857)
Net current-period other comprehensive income (loss)	666	1,802	6,310	8,778
Total	$(112,618)	$1,864	$(703)	$(111,457)

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The reclassifications out of AOCI and the location on the consolidated statements of income for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020	Affected Line Item
Amortization of defined benefit pension items:
	$396	$208	Other expenses
	396	208	Income before taxes
	(97)	(36)	Income tax effects
	$299	$172	Net of tax
Unrealized losses on derivatives:
	$(653)	$(171)	Interest expense to third parties
	(653)	(171)	Income before taxes
	173	46	Income tax effects
	$(480)	$(125)	Net of tax

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of December 31, 2021 and 2020 is as follows:

	2021	2020
Retail	$993,768	$833,864
Wholesale	576,810	639,934
Finance lease	177,347	156,161
Restricted receivables	7,319,327	7,402,988
Gross receivables	9,067,252	9,032,947
Less: Allowance for credit losses	(115,953)	(136,136)
Total receivables, net	$8,951,299	$8,896,811

The Company provides and administers financing for retail purchases of new and used equipment sold through CNH Industrial North America’s dealer network. The terms of retail and other notes and finance leases generally range from two to six years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America.

Wholesale receivables arise primarily from the financing of the sale of goods to dealers and distributors by CNH Industrial North America, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have interest-free periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. During the interest-free period, the Company is compensated by CNH Industrial North America based on market interest rates. After the expiration of any interest-free period, interest is charged to dealers on outstanding balances until the Company receives payment in full. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. Interest rates are set based on market factors and the prime rate or the London Interbank Offered Rate (“LIBOR”). The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH Industrial North America may be obligated to repurchase the dealer’s equipment upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2021, 2020 or 2019 relating to the termination of dealer contracts.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Maturities of receivables as of December 31, 2021, are as follows:

2022	$4,193,010
2023	1,581,919
2024	1,314,022
2025	1,004,666
2026 and thereafter	857,682
Total receivables	$8,951,299

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

Restricted Receivables and Securitization

As part of its overall funding strategy, the Company periodically transfers certain receivables into special purpose entities (“SPEs”) as part of its asset-backed securitization (“ABS”) programs.

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of December 31, 2021 and 2020:

	2021	2020
Retail	$5,551,132	$5,280,423
Wholesale	1,768,195	2,122,565
Total restricted receivables	$7,319,327	$7,402,988

Retail Receivables Securitizations

Within the U.S. retail receivables securitization programs, qualifying retail receivables are sold to bankruptcy-remote SPEs. In turn, these SPEs establish separate trusts, which are VIEs, to either transfer receivables in exchange for proceeds from asset-backed securities issued by the trusts, or pledge the receivables as collateral in exchange for proceeds from a committed asset-backed facility. In Canada, qualifying retail receivables are transferred directly to trusts, which are also VIEs. The VIEs are consolidated since the Company has both the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

During the years ended December 31, 2021 and 2020, the Company executed $3,557,257 and $1,120,065, respectively, in term retail asset-backed transactions in the U.S. and Canada. The securities in these transactions are backed by agricultural and construction equipment retail receivable contracts originated through CNH Industrial North America’s dealer network. As of December 31, 2021 and 2020, $4,913,731 and $4,012,398, respectively, of asset-backed securities issued to investors were outstanding with weighted average remaining maturities of 38 months and 30 months, respectively. The Company believes that it is probable that it will continue to regularly utilize the term ABS markets.

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

The Company also has $1,393,455 in committed asset-backed facilities through which it may sell on a monthly basis retail receivables generated in the United States and Canada. The Company has utilized these facilities in the past to fund the origination of receivables and has later repurchased and resold the receivables in the term ABS markets or found alternative financing for the receivables. The U.S. and Canadian facilities had an original funding term of two years and are renewable in September 2023 and December 2023, respectively. To the extent these facilities are not renewed, they will be repaid according to the amortization of the underlying receivables.

Wholesale Receivables Securitizations

With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities, which are bankruptcy-remote SPEs. As of December 31, 2021, debt is issued through a U.S. master trust facility, consisting of two short-term series of $700,000 and $300,000, and through a C$400,000 ($314,764) Canadian master trust facility.

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

Allowance for Credit Losses

The Company’s allowance for credit losses is segregated into two portfolio segments: retail and wholesale. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses. The retail segment includes retail notes and finance lease receivables. The wholesale segment includes wholesale financing to CNH Industrial North America’s dealers.

Further, the Company evaluates its retail and wholesale portfolio segments by class of receivable: United States and Canada. Typically, the Company’s receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. These classes align with management reporting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Allowance for credit losses activity for the year ended December 31, 2021 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$126,851	$9,285	$136,136
Charge-offs	(14,929)	(179)	(15,108)
Recoveries	2,177	126	2,303
Provision (benefit)	(4,437)	(3,023)	(7,460)
Foreign currency translation and other	80	2	82
Ending balance	$109,742	$6,211	$115,953
Receivables:
Ending balance	$6,722,247	$2,345,005	$9,067,252

At December 31, 2021, the allowance for credit losses included a release of reserves primarily due to the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID-19 pandemic. The Company continues to monitor the situation and will update the macroeconomic factors and qualitative factors in future periods, as warranted.

At December 31, 2020, the allowance for credit losses was based on the Company’s expectation of deteriorating credit conditions related to the COVID-19 pandemic.

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

The aging of receivables as of December 31, 2021 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Retail
United States
2021	$3,244	$364	$719	$4,327	$2,491,994	$2,496,321
2020	4,957	606	2,749	8,312	1,355,498	1,363,810
2019	3,977	808	3,937	8,722	739,005	747,727
2018	2,437	602	2,968	6,007	442,892	448,899
2017	1,351	638	2,486	4,475	191,998	196,473
2016	723	85	1,839	2,647	48,535	51,182
Prior to 2016	221	71	1,361	1,653	13,009	14,662
Total	$16,910	$3,174	$16,059	$36,143	$5,282,931	$5,319,074
Canada
2021	$1,777	$—	$—	$1,777	$713,889	$715,666
2020	1,183	198	564	1,945	356,076	358,021
2019	531	126	817	1,474	175,824	177,298
2018	422	186	620	1,228	96,205	97,433
2017	136	4	232	372	40,938	41,310
2016	114	—	604	718	10,001	10,719
Prior to 2016	1	—	290	291	2,435	2,726
Total	$4,164	$514	$3,127	$7,805	$1,395,368	$1,403,173
Wholesale
United States	$3	$—	$9	$12	$1,802,052	$1,802,064
Canada	$—	$—	$—	$—	$542,941	$542,941
Total
Retail	$21,074	$3,688	$19,186	$43,948	$6,678,299	$6,722,247
Wholesale	$3	$—	$9	$12	$2,344,993	$2,345,005

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

Included in the receivables balance at December 31, 2021 and 2020 is accrued interest of $41,953 and $52,595, respectively. The Company does not include accrued interest in its allowance for credit losses. Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the years ended December 31, 2021 and 2020. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of December 31, 2021 and 2020 are as follows:

	2021			2020
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$24,028	$—	$24,028	$28,882	$35,402	$64,284
Canada	$3,127	$—	$3,127	$8,597	$—	$8,597

As of December 31, 2021 and 2020, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the years ended December 31, 2021 and 2020 was immaterial.

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

As of December 31, 2021, the Company had 173 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $4,264 and the post-modification value was $3,833. Additionally, the Company had 332 accounts with a balance of $22,371 undergoing bankruptcy proceedings where a concession has not yet been determined. As of December 31, 2020, the Company had 253 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $8,690 and the post-modification value was $7,841. Additionally, the Company had 362 accounts with a balance of $25,635 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company’s wholesale TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases as of December 31, 2021 and 2020 is as follows:

	2021	2020
Equipment on operating leases	$2,132,900	$2,261,703
Accumulated depreciation	(425,369)	(402,519)
Total equipment on operating leases, net	$1,707,531	$1,859,184

Depreciation expense totaled $239,331, $237,405 and $229,652 for the years ended December 31, 2021, 2020 and 2019, respectively.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $95,494) as of December 31, 2021 are as follows:

2022	$211,387
2023	135,227
2024	69,748
2025	26,860
2026 and thereafter	7,014
Total lease payments	$450,236

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Balance, beginning of year	$110,158	$109,629
Foreign currency translation adjustment	68	529
Balance, end of year	$110,226	$110,158

Goodwill is tested for impairment at least annually. During 2021, 2020 and 2019, the Company performed its annual impairment review as of December 31 and concluded that there were no impairments in any year.

As of December 31, 2021 and 2020, the Company’s intangible asset and related accumulated amortization for its software is as follows:

	2021	2020
Software	$42,156	$37,127
Accumulated amortization	(25,704)	(23,794)
Total software, net	$16,452	$13,333

The Company recorded amortization expense of $1,910, $1,562 and $1,790 during 2021, 2020 and 2019, respectively.

Based on the current amount of software subject to amortization, the estimated annual amortization expense for each of the succeeding five years is as follows: $1,924 in 2022; $1,329 in 2023; $1,615 in 2024; $1,484 in 2025; and $1,218 in 2026.

NOTE 7: OTHER ASSETS

The components of other assets as of December 31, 2021 and 2020 are as follows:

	2021	2020
Derivative assets	$42,961	$59,063
Deferred tax assets	13,731	15,239
Tax receivables	1,772	—
Other current assets	29,118	27,505
Total other assets	$87,582	$101,807

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: CREDIT FACILITIES AND DEBT

The following table summarizes the Company’s debt and credit facilities, borrowings thereunder and availability at December 31, 2021:

				Current
				Maturities of
		Total	Short-Term	Long-Term	Long-Term
	Maturity (1)	Facility/Debt	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2023	$1,000,000	$—	$108,941	$421,392	$469,667
Retail - Canada	Dec 2023	393,455	—	25,188	109,504	258,763
Wholesale VFN - U.S.	Various	1,000,000	994,000	—	—	6,000
Wholesale VFN - Canada	Dec 2023	314,764	270,697	—	—	44,067
		2,708,219	1,264,697	134,129	530,896	778,497
Secured Debt
Amortizing retail term ABS - N.A.	Various	4,553,381	—	1,616,285	2,937,096	—
Other ABS financing - N.A.	Various	360,350	—	237,616	122,734	—
Unamortized issuance costs		(14,567)	—	—	(14,567)	—
		4,899,164	—	1,853,901	3,045,263	—
Unsecured Facilities
Revolving credit facilities	Various	620,335	—	—	125,906	494,429
Unamortized issuance costs		(597)	—	—	(597)	—
		619,738	—	—	125,309	494,429
Unsecured Debt
Notes	Various	2,936,073	—	500,000	2,436,073	—
Hedging effects, discounts and unamortized issuance costs		7,070	—	2,641	4,429	—
		2,943,143	—	502,641	2,440,502	—
Total credit facilities and debt		$11,170,264	$1,264,697	$2,490,671	$6,141,970	$1,272,926
(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

A summary of the minimum annual repayments of long-term debt as of December 31, 2021, for 2023 and thereafter is as follows:

2023	$1,975,996
2024	1,908,401
2025	804,058
2026	1,421,989
2027 and thereafter	31,526
Total	$6,141,970

The following table summarizes the Company’s credit facilities, borrowings thereunder and availability at December 31, 2020:

				Current
				Maturities of
		Total	Short-Term	Long-Term	Long-Term
	Maturity (1)	Facility/Debt	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2022	$1,200,000	$—	$254,974	$944,654	$372
Retail - Canada	Dec 2022	392,471	—	61,353	300,499	30,619
Wholesale VFN - U.S.	Various	1,000,000	1,000,000	—	—	—
Wholesale VFN - Canada	Dec 2022	459,780	314,322	—	—	145,458
		3,052,251	1,314,322	316,327	1,245,153	176,449
Secured Debt
Amortizing retail term ABS - N.A.	Various	3,414,546	—	1,386,783	2,027,763	—
Other ABS financing - N.A.	Various	597,852	—	209,376	388,476	—
Unamortized issuance costs		(9,920)	—	—	(9,920)	—
		4,002,478	—	1,596,159	2,406,319	—
Unsecured Facilities
Revolving credit facilities	Various	776,771	—	102,042	78,494	596,235
Unamortized issuance costs		(1,217)	—	—	(1,217)	—
		775,554	—	102,042	77,277	596,235
Unsecured Debt
Notes	Various	3,000,000	—	900,000	2,100,000	—
Hedging effects, discounts and unamortized issuance costs		41,689	—	578	41,111	—
		3,041,689	—	900,578	2,141,111	—
Total credit facilities and debt		$10,871,972	$1,314,322	$2,915,106	$5,869,860	$772,684
(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Committed Asset-Backed Facilities

The Company has access to committed asset-backed facilities with several banks through which it may sell its receivables. The Company utilizes retail facilities to fund the origination of retail receivables and has exercised the option to periodically repurchase receivables and resell them in the term ABS markets (shown as “Amortizing retail term ABS - N.A.”) or found alternative financing for the receivables. Under these facilities, the maximum amount of proceeds that can be accessed at one time is $1,393,455. In addition, if the receivables sold are not repurchased by the Company, the related debt is paid only as the underlying receivables are collected. Such receivables have maturities not exceeding seven years. The Company believes it is probable that a majority of these receivables will be repurchased and resold in the ABS markets. Borrowings against these facilities accrue interest based on prevailing money market rates, plus an applicable margin.

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

Unsecured Credit Line, Facilities and Debt

Committed unsecured facilities with banks as of December 31, 2021 totaled $620,335. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of December 31, 2021, the Company had $125,906 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings, as needed. There was no outstanding commercial paper as of December 31, 2021.

As of December 31, 2021, the Company’s outstanding unsecured senior notes were as follows:

Issued by CNH Industrial Capital LLC: (1)
4.375% notes, due 2022	$500,000
1.950% notes, due 2023	600,000
4.200% notes, due 2024	500,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
Hedging, discounts and unamortized issuance costs	8,357
2,708,357
Issued by CNH Industrial Capital Canada: (2)
1.500% notes, due 2024	236,073
Discounts and unamortized issuance costs	(1,286)
234,787
Total	$2,943,144
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Industrial Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Industrial Capital America and New Holland Credit.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

On May 24, 2021, CNH Industrial Capital LLC completed an offering of $600,000 in aggregate principal amount of 1.450% unsecured notes due 2026, with an issue price of 99.208% of their principal amount.

In a private placement on September 28, 2021, CNH Industrial Capital Canada completed an offering of C$300,000 ($236,499) in aggregate principal amount of 1.500% unsecured notes due 2024, with an issue price of 99.936% of their principal amount.

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

Interest Rates

The weighted-average interest rate on total short-term debt outstanding at December 31, 2021 and 2020 was 0.9% and 1.1%, respectively. The weighted-average interest rate on total long-term debt (including current maturities of long-term debt) at December 31, 2021 and 2020 was 1.7% and 2.5%, respectively. The average rate is calculated using the actual rates at December 31, 2021 and 2020, weighted by the amount of outstanding borrowings of each debt instrument.

Support Agreement

Effective as of September 29, 2013, in connection with the business combination transaction of CNH Global N.V., the former indirect parent of CNH Industrial Capital (“CNH Global”), with and into CNHI, CNHI assumed all of CNH Global’s obligations under the support agreement, pursuant to which CNHI has agreed to, among other things, (a) make cash capital contributions to the Company, to the extent necessary to cause the ratio of net earnings available for fixed charges to fixed charges to be not less than 1.05 for each fiscal quarter (with such ratio determined, on a consolidated basis and in accordance with U.S. GAAP, for such fiscal quarter and the immediately preceding three fiscal quarters taken as a whole), (b) generally maintain an ownership of at least 51% of the voting equity interests in the Company and (c) cause the Company to have, as of the end of any fiscal quarter, a consolidated tangible net worth of at least $50,000. The support agreement is not intended to be and is not a guarantee by CNHI of any indebtedness or other obligation of the Company. The obligations of CNHI to the Company pursuant to this support agreement are to the Company only and do not run to, and are not enforceable directly by, any creditor of the Company. The support agreement may be modified, amended or terminated, at CNHI’s election, upon thirty days’ prior written notice to the Company and the rating agencies, if (a) the modification, amendment or termination would not result in a downgrade of the Company’s rated indebtedness; (b) the modification, amendment or notice of termination provides that the support agreement will continue in effect with respect to the Company’s rated indebtedness then outstanding; or (c) the Company has no long-term rated indebtedness outstanding.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 9: INCOME TAXES

The income and expenses of the Company and certain of its domestic subsidiaries are included in the consolidated income tax return of CNH Industrial U.S. Holdings, Inc., a wholly-owned subsidiary of CNHI. CNH Industrial U.S. Holdings, Inc. is the parent of Case New Holland Inc., who remains the parent of CNH Industrial America. The Company’s Canadian subsidiaries file separate income tax returns, as do certain domestic subsidiaries. The Company and certain of its domestic subsidiaries are LLCs and, as a result, incur no federal income tax liabilities on a stand-alone basis. However, for financial reporting, all income tax accounts in the consolidated financial statements have been reported as if the Company and relevant subsidiaries were taxpaying entities.

The sources of income before taxes for the years ended December 31, 2021, 2020, and 2019 are as follows, with foreign defined as any income earned outside the United States:

	2021	2020	2019
Domestic	$235,309	$141,167	$134,971
Foreign	64,841	45,625	58,243
Income before taxes	$300,150	$186,792	$193,214

The provision for income taxes for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Current income tax expense (benefit):
Domestic	$63,346	$45,371	$(4,445)
Foreign	16,630	10,518	10,235
Total current income tax expense	79,976	55,889	5,790
Deferred income tax expense (benefit):
Domestic	(9,296)	(12,992)	35,125
Foreign	(745)	615	3,296
Total deferred income tax expense	(10,041)	(12,377)	38,421
Total tax provision	$69,935	$43,512	$44,211

A reconciliation of CNH’s statutory and effective income tax rate for the years ended December 31, 2021, 2020, and 2019 is as follows:

	2021	2020	2019
Tax provision at statutory rate	21.0%	21.0%	21.0%
State taxes	4.1	4.6	4.4
Foreign taxes	(1.1)	(1.4)	(1.8)
Tax contingencies	—	0.1	0.1
Tax credits and incentives	(0.4)	(0.5)	(0.7)
Other	(0.3)	(0.5)	(0.1)
Total tax provision effective rate	23.3%	23.3%	22.9%

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The components of the Company’s net deferred tax liability as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Pension, postretirement and post-employment benefits	$1,444	$2,129
Marketing and sales incentive programs	40,941	50,590
Allowance for credit losses	26,688	32,492
Other accrued liabilities	35,306	26,070
Tax loss and tax credit carry forwards	1,077	1,077
Total deferred tax assets	$105,456	$112,358
Deferred tax liability:
Equipment on operating lease	$340,912	$355,020
Net deferred tax liabilities	$(235,456)	$(242,662)

Deferred taxes are provided to reflect timing differences between the financial and tax basis of assets and liabilities and tax carryforwards using currently enacted tax rates and laws. Management believes it is more likely than not the benefit of the deferred tax assets will be realized.

Net deferred tax liabilities are reflected in the accompanying consolidated balance sheets as of December 31, 2021 and 2020 as follows:

	2021	2020
Deferred tax assets	$13,731	$15,239
Deferred tax liabilities	(249,187)	(257,901)
Net deferred tax liabilities	$(235,456)	$(242,662)

A reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

	2021	2020	2019
Balance, beginning of year	$4,274	$4,274	$4,274
Additions based on tax positions related to the current year	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	(4,274)	—	—
Balance, end of year	$—	$4,274	$4,274

In 2021, the Company settled its position with the IRS for the tax year 2014 and 2015 audits. There is no amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2020 and 2019, the Company recognized approximately $214 and $280, respectively, in interest and penalties. The Company had approximately $1,180 and $966 for the expected future payment of interest and penalties accrued at December 31, 2020 and 2019, respectively.

The Company has open tax years from 2012 to 2020. The Company does not believe the resolution of any outstanding tax examinations will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

At December 31, 2021, there are no material deferred tax liabilities on undistributed earnings of subsidiaries outside of the U.S.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of December 31, 2021, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 53 months. As of December 31, 2021, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $407.

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the years ended December 31, 2021, 2020 and 2019.

All of the Company’s interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $3,561,606 and $4,369,574 at December 31, 2021 and 2020, respectively. The thirteen-month average notional amounts as of December 31, 2021 and 2020 were $4,062,501 and $3,305,539, respectively.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of December 31, 2021 and 2020 in the consolidated balance sheets are recorded as follows:

	2021	2020
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$32,632	$58,008
Accounts payable and other accrued liabilities:
Interest rate derivatives	$6,750	$4,882
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$8,391	$1,053
Foreign exchange contracts	1,938	2
Total	$10,329	$1,055
Accounts payable and other accrued liabilities:
Interest rate derivatives	$8,391	$1,053
Foreign exchange contracts	4,041	3,815
Total	$12,432	$4,868

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the years ended December 31, 2021, 2020 and 2019 are recorded in the following accounts:

	2021	2020	2019
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$7,932	$(11,047)	$(1,002)
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	(653)	(171)	689
Not Designated as Hedges
Foreign exchange contracts—Other expenses	$(1,709)	$1,946	$3,098

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020, all of which are measured as Level 2:

	2021	2020
Assets
Interest rate derivatives	$41,023	$59,061
Foreign exchange contracts	1,938	2
Total assets	$42,961	$59,063
Liabilities
Interest rate derivatives	$15,141	$5,935
Foreign exchange contracts	4,041	3,815
Total liabilities	$19,182	$9,750

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

Certain equipment held for sale measured at fair value on a nonrecurring basis was $109,088 as of December 31, 2019. The fair market value of these assets was based on an internal valuation methodology, which used industry guide book values adjusted for recent remarketing history and was classified as Level 3 under the fair value hierarchy. For the year ended December 31, 2019, the Company recorded an impairment loss of $2,010 on equipment held for sale. In addition, the Company recorded net losses (gains) on the sale of the equipment held of ($12,140), $10,169 and $14,504 for the years ended December 31, 2021, 2020 and 2019, respectively. Both the impairment loss and the net losses (gains) on the sale of equipment held were included in “Other expenses” in the accompanying consolidated statements of income.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of December 31, 2021 and 2020 are as follows:

	2021		2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$8,951,299	$9,044,561	$8,896,811	$8,987,830
Long-term debt	$6,141,970	$6,059,202	$5,869,860	$5,992,745

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 11: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	2021	2020	2019
Revenues
United States	$630,848	$682,413	$725,529
Canada	163,891	166,802	184,279
Eliminations	(5,555)	(4,808)	(8,919)
Total	$789,184	$844,407	$900,889
Interest expense
United States	$161,681	$234,723	$290,861
Canada	39,652	50,043	65,331
Eliminations	(5,555)	(4,808)	(8,919)
Total	$195,778	$279,958	$347,273
Net income
United States	$181,259	$108,788	$104,291
Canada	48,956	34,492	44,712
Total	$230,215	$143,280	$149,003
Depreciation and amortization
United States	$190,255	$193,932	$187,964
Canada	50,994	45,042	43,479
Total	$241,249	$238,974	$231,443
Expenditures for equipment on operating leases
United States	$388,665	$466,288	$575,269
Canada	147,736	132,099	140,417
Total	$536,401	$598,387	$715,686
Provision (benefit) for credit losses
United States	$(6,431)	$45,080	$32,201
Canada	(1,029)	13,964	3,502
Total	$(7,460)	$59,044	$35,703

	2021	2020	2019
Total assets
United States	$9,870,766	$10,186,808	$10,439,737
Canada	2,538,581	2,442,180	2,566,635
Eliminations	(221,579)	(177,819)	(152,285)
Total	$12,187,768	$12,451,169	$12,854,087
Managed receivables
United States	$7,121,138	$7,195,558	$7,946,542
Canada	1,946,114	1,837,389	1,961,483
Total	$9,067,252	$9,032,947	$9,908,025

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

In addition, the Company received income from Iveco Argentina S.A. for wholesale factoring receivables purchased at a discount.

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income at December 31, 2021, 2020, and 2019 is as follows:

	2021	2020	2019
Subsidy from CNH Industrial North America
Retail	$142,867	$153,990	$160,361
Wholesale	94,678	108,479	122,582
Operating lease	58,965	61,328	60,221
Income from Iveco Argentina S.A.
Wholesale factoring	—	—	2,187
Income from affiliated receivables
CNH Industrial North America	878	474	—
Other affiliates	191	153	438
Total interest and other income from affiliates	$297,579	$324,424	$345,789

Interest expense to affiliates was $3,686, $3,568 and $14,126, respectively, for the years ended December 31, 2021, 2020 and 2019. Fees charged by affiliates were $47,369, $45,905 and $46,601 for the years ended December 31, 2021, 2020 and 2019, respectively, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

As of December 31, 2021 and 2020, the Company had various accounts and notes receivable and debt with the following affiliates:

	2021			2020
	Rate	Maturity	Amount	Rate	Maturity	Amount
Affiliated receivables
CNH Industrial America	0%	—	$243,499	0%	—	$391,445
CNH Industrial Canada Ltd.	0%	—	3,289	0%	—	10,906
Other affiliates	0%	—	12,911	0%	—	12,459
Total affiliated receivables			$259,699			$414,810
Affiliated debt
CNH Industrial Canada Ltd.	—	—	—	1.41%	2021	187,310
Other affiliates	1.56%	2022	2,100	—	—	—
Total affiliated debt			$2,100			$187,310

Accounts payable and other accrued liabilities, including tax payables, of $164,500 and $31,795 were payable to related parties as of December 31, 2021 and 2020, respectively.

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

Commitments

The Company has various agreements, on an uncommitted basis, to extend credit for the wholesale and dealer financing managed portfolio. At December 31, 2021, the total credit limit available was $6,029,098, of which $2,212,454 was utilized.

NOTE 14: SUBSEQUENT EVENTS

Effective January 1, 2022, the Iveco Group Business was separated from CNH Industrial by way of a legal statutory demerger to Iveco Group N.V. and Iveco Group became a public listed company independent from CNH Industrial with its common shares trading on Euronext Milan, a regulated market organized and managed by Borsa Italiana S.p.A.

On January 7, 2022 Fitch upgraded the Long-Term Issuer Default Ratings (“IDR”) and senior long-term debt ratings of CNH Industrial Capital LLC and CNH Industrial Capital Canada to ‘BBB+’ from ‘BBB-’. The outlook is stable. Fitch has also upgraded CNH Industrial Capital LLC’s short-term IDR and commercial paper ratings to ‘F2’ from ‘F3’.

On February 3, 2022, CNH Industrial Capital America and CNH Industrial Capital Canada entered into agreements with Citibank, N.A. and Citi Cards Canada Inc. (together, “Citi”), respectively, to purchase Citi’s portfolio of commercial revolving account (“CRA”) receivables underlying a private-label CRA product offered through dealers of equipment manufactured or distributed by CNH Industrial North America.

On February 22, 2022, CNH Industrial held an Investors Day, presenting its Strategic Business Plan for the years 2022 to 2024.

On February 25, 2022, Moody’s upgraded the senior unsecured ratings of CNH Industrial Capital LLC and CNH Industrial Capital Canada to ‘Baa2’ from ‘Baa3’. The rating outlook is stable.