Form 10-Q
period 2022-03-31
CNH Industrial Capital LLC
filed 2022-05-09
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

As of March 31, 2022, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands)

(Unaudited)

	2022	2021
REVENUES
Interest income on retail notes and finance leases	$46,701	$41,152
Interest income on wholesale notes	5,491	8,929
Interest and other income from affiliates	62,307	79,765
Rental income on operating leases	63,821	67,975
Other income	9,089	5,829
Total revenues	187,409	203,650
EXPENSES
Interest expense:
Interest expense to third parties	39,087	56,180
Interest expense to affiliates	333	810
Total interest expense	39,420	56,990
Administrative and operating expenses:
Fees charged by affiliates	11,416	11,539
Provision (benefit) for credit losses	2,825	(1,538)
Depreciation of equipment on operating leases	53,557	61,068
Other expenses, net	(2,723)	2,313
Total administrative and operating expenses	65,075	73,382
Total expenses	104,495	130,372
INCOME BEFORE TAXES	82,914	73,278
Income tax provision	19,427	17,298
NET INCOME	$63,487	$55,980

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands)

(Unaudited)

	2022	2021
NET INCOME	$63,487	$55,980
Other comprehensive income (loss):
Foreign currency translation adjustment	9,154	5,758
Pension liability adjustment	(186)	(56)
Change in derivative financial instruments	6,451	2,263
Total other comprehensive income	15,419	7,965
COMPREHENSIVE INCOME	$78,906	$63,945

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$304,845	$426,917
Restricted cash and cash equivalents	535,749	601,742
Receivables, less allowance for credit losses of $118,374 and $115,953, respectively	9,123,856	8,951,299
Affiliated accounts and notes receivable	235,342	259,699
Equipment on operating leases, net	1,648,043	1,707,531
Equipment held for sale	15,217	26,320
Goodwill	110,636	110,226
Other intangible assets, net	16,456	16,452
Other assets	100,034	87,582
TOTAL	$12,090,178	$12,187,768
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$3,659,507	$3,755,368
Accounts payable and other accrued liabilities	1,115,120	1,038,930
Affiliated debt	33,896	2,100
Long-term debt	5,978,248	6,141,970
Total liabilities	10,786,771	10,938,368
Commitments and contingent liabilities (Note 11)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,570	843,469
Accumulated other comprehensive loss	(96,038)	(111,457)
Retained earnings	555,875	517,388
Total stockholder’s equity	1,303,407	1,249,400
TOTAL	$12,090,178	$12,187,768

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

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

	March 31,	December 31,
	2022	2021
Restricted cash and cash equivalents	$535,749	$601,742
Receivables, less allowance for credit losses of $65,914 and $61,652, respectively	6,433,991	6,634,540
TOTAL	$6,969,740	$7,236,282

Short-term debt (including current maturities of long-term debt)	$2,958,272	$3,015,110
Long-term debt	3,389,288	3,453,396
TOTAL	$6,347,560	$6,468,506

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands)

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,487	$55,980
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	53,559	61,070
Amortization of intangibles	546	472
Provision (benefit) for credit losses	2,825	(1,538)
Deferred income tax expense (benefit)	(8,696)	4,656
Changes in components of working capital:
Change in affiliated accounts and notes receivables	24,361	(172,164)
Change in other assets and equipment held for sale	(3,155)	12,147
Change in accounts payable and other accrued liabilities	81,394	67,427
Net cash from (used in) operating activities	214,321	28,050
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(2,789,137)	(2,534,290)
Collections of receivables	2,643,370	2,680,774
Purchase of equipment on operating leases	(122,218)	(124,175)
Proceeds from disposal of equipment on operating leases	144,365	94,608
Change in property, equipment and software, net	(549)	(750)
Net cash from (used in) investing activities	(124,169)	116,167
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	31,796	173,262
Payment of affiliated debt	(475)	(13,516)
Proceeds from issuance of long-term debt	992,020	961,690
Payment of long-term debt	(1,213,575)	(1,533,981)
Change in short-term borrowings, net	(62,983)	(1,672)
Dividends paid to CNH Industrial America LLC	(25,000)	—
Net cash from (used in) financing activities	(278,217)	(414,217)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(188,065)	(270,000)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	1,028,659	1,018,551
End of period	$840,594	$748,551
CASH PAID DURING THE PERIOD FOR INTEREST	$47,690	$50,325
CASH PAID DURING THE PERIOD FOR TAXES	$32,549	$8,718

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2021	$—	$843,234	$(120,235)	$537,173	$1,260,172
Net income	—	—	—	55,980	55,980
Foreign currency translation adjustment	—	—	5,758	—	5,758
Stock compensation	—	111	—	—	111
Pension liability adjustment, net of tax	—	—	(56)	—	(56)
Change in derivative financial instruments, net of tax	—	—	2,263	—	2,263
BALANCE - March 31, 2021	$—	$843,345	$(112,270)	$593,153	$1,324,228
BALANCE - January 1, 2022	$—	$843,469	$(111,457)	$517,388	$1,249,400
Net income	—	—	—	63,487	63,487
Dividends paid to CNH Industrial America LLC	—	—	—	(25,000)	(25,000)
Foreign currency translation adjustment	—	—	9,154	—	9,154
Stock compensation	—	101	—	—	101
Pension liability adjustment, net of tax	—	—	(186)	—	(186)
Change in derivative financial instruments, net of tax	—	—	6,451	—	6,451
BALANCE - March 31, 2022	$—	$843,570	$(96,038)	$555,875	$1,303,407

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

Until December 31, 2021, CNH Industrial owned and controlled the Commercial and Specialty Vehicles business, the Powertrain business, and the related Financial Services business (together the “Iveco Group Business” or the “On-Highway Business”), as well as the Agriculture business, the Construction business, and the related Financial Services business (collectively, the “Off-Highway Business”). Effective January 1, 2022, the Iveco Group Business was separated from CNHI by way of a demerger under Dutch law to Iveco Group N.V. (the Demerger) and Iveco Group became a public listed company independent from CNH Industrial.

On February 3, 2022, CNH Industrial Capital America and CNH Industrial Capital Canada entered into agreements with Citibank, N.A. and Citi Cards Canada Inc. (together, “Citi”), respectively, to purchase Citi’s portfolio of commercial revolving account (“CRA”) receivables underlying a private-label CRA product offered through CNH Industrial North America dealers. The transactions are expected to close in the fourth quarter of 2022, subject to the satisfaction of customary closing conditions.

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which should be read in conjunction with the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021. Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, which is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 can be adopted beginning as of March 12, 2020 through December 31, 2022 and may be applied as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The Company has not adopted ASU 2020-04 as of March 31, 2022. ASU 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amends the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. Entities can elect to adopt the guidance on TDRs using either a prospective or modified retrospective transition. The amendments related to disclosures should be adopted prospectively. The Company is currently evaluating the impact of adoption to its consolidated financial statements.

There are other new accounting pronouncements issued by the FASB that the Company will adopt, as applicable. The Company does not believe any of these accounting pronouncements will have a material impact on its consolidated financial statements.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended March 31, 2022:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(112,618)	$2,451	$(956)	$(111,123)
Tax asset (liability)	—	(587)	253	(334)
Beginning balance, net of tax	(112,618)	1,864	(703)	(111,457)
Other comprehensive income (loss) before reclassifications	9,154	(97)	5,299	14,356
Amounts reclassified from accumulated other comprehensive income (loss)	—	(149)	3,324	3,175
Tax effects	—	60	(2,172)	(2,112)
Net current-period other comprehensive income (loss)	9,154	(186)	6,451	15,419
Total	$(103,464)	$1,678	$5,748	$(96,038)

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

The reclassifications out of AOCI and the location on the consolidated statements of income for the three months ended March 31, 2022 and 2021 are as follows:

	2022	2021	Affected Line Item
Amortization of defined benefit pension items:
	$149	$(36)	Other expenses, net
	149	(36)	Income before taxes
	(36)	9	Income tax effects
	$113	$(27)	Net of tax
Unrealized losses on derivatives:
	$(3,324)	$(192)	Interest expense to third parties
	(3,324)	(192)	Income before taxes
	811	51	Income tax effects
	$(2,513)	$(141)	Net of tax

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of March 31, 2022 and December 31, 2021 is as follows:

	March 31,	December 31,
	2022	2021
Retail	$1,181,163	$993,768
Wholesale	608,720	576,810
Finance lease	183,104	177,347
Restricted receivables	7,269,243	7,319,327
Gross receivables	9,242,230	9,067,252
Less: Allowance for credit losses	(118,374)	(115,953)
Total receivables, net	$9,123,856	$8,951,299

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Retail	$5,442,001	$5,551,132
Wholesale	1,827,242	1,768,195
Total restricted receivables	$7,269,243	$7,319,327

Within the U.S. retail receivables securitization programs, qualifying retail receivables are sold to bankruptcy- remote SPEs. In turn, these SPEs establish separate trusts, which are VIEs, to either transfer receivables in exchange for proceeds from asset-backed securities issued by the trusts, or pledge the receivables as collateral in exchange for proceeds from a committed asset-backed facility. In Canada, qualifying retail receivables are transferred directly to trusts, which are also VIEs. The VIEs are consolidated since the Company has both the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs.

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

Retail receivables that share the same risk characteristics, such as collateralization levels, geography, product type and other relevant factors, are reviewed on a collective basis using measurement models and management judgment. The allowance for retail credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward-looking macroeconomic factors, such as GDP and Net Farm Income. The forward-looking macroeconomic factors are updated quarterly. In addition, qualitative factors, such as the evolving impact of COVID-19, that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

Wholesale receivables that share the same risk characteristics, such as collateralization levels, term, geography and other relevant factors, are reviewed on a collective basis using measurement models and management judgment. The allowance for wholesale credit losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward-looking macroeconomic factors, such as industry sales volumes. The forward-looking macroeconomic factors are updated quarterly. In addition, qualitative factors that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended March 31, 2022 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$109,742	$6,211	$115,953
Charge-offs	(897)	—	(897)
Recoveries	297	11	308
Provision (benefit)	(666)	3,491	2,825
Foreign currency translation and other	174	11	185
Ending balance	$108,650	$9,724	$118,374
Receivables:
Ending balance	$6,806,268	$2,435,962	$9,242,230

At March 31, 2022, the allowance for credit losses included an increase in reserves primarily due to specific reserve needs, partially offset by the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID‑19 pandemic. The Company continues to monitor the situation and will update the macroeconomic factors and qualitative factors in future periods, as warranted.

At both March 31, 2021 and December 31, 2021, the allowance for credit losses included a release of reserves primarily due to the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID-19 pandemic.

Allowance for credit losses activity for the three months ended March 31, 2021 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$126,851	$9,285	$136,136
Charge-offs	(3,232)	—	(3,232)
Recoveries	776	3	779
Provision (benefit)	(2,021)	483	(1,538)
Foreign currency translation and other	167	9	176
Ending balance	$122,541	$9,780	$132,321
Receivables:
Ending balance	$6,142,388	$2,761,580	$8,903,968

Allowance for credit losses activity for the year ended December 31, 2021 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$126,851	$9,285	$136,136
Charge-offs	(14,929)	(179)	(15,108)
Recoveries	2,177	126	2,303
Provision (benefit)	(4,437)	(3,023)	(7,460)
Foreign currency translation and other	80	2	82
Ending balance	$109,742	$6,211	$115,953
Receivables:
Ending balance	$6,722,247	$2,345,005	$9,067,252

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

The aging of receivables as of March 31, 2022 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Retail
United States
2022	$166	$—	$—	$166	$666,365	$666,531
2021	6,578	1,295	434	8,307	2,303,860	2,312,167
2020	3,322	1,255	2,235	6,812	1,192,769	1,199,581
2019	2,601	717	5,324	8,642	629,879	638,521
2018	1,189	650	3,141	4,980	367,701	372,681
2017	899	264	2,637	3,800	145,543	149,343
Prior to 2017	144	901	3,796	4,841	40,598	45,439
Total	$14,899	$5,082	$17,567	$37,548	$5,346,715	$5,384,263
Canada
2022	$165	$—	$—	$165	$138,842	$139,007
2021	918	304	116	1,338	681,091	682,429
2020	815	138	397	1,350	317,056	318,406
2019	461	188	562	1,211	155,461	156,672
2018	516	208	371	1,095	82,318	83,413
2017	90	7	89	186	32,160	32,346
Prior to 2017	65	113	845	1,023	8,709	9,732
Total	$3,030	$958	$2,380	$6,368	$1,415,637	$1,422,005
Wholesale
United States	$—	$—	$1	$1	$1,866,449	$1,866,450
Canada	$—	$3	$—	$3	$569,509	$569,512
Total
Retail	$17,929	$6,040	$19,947	$43,916	$6,762,352	$6,806,268
Wholesale	$—	$3	$1	$4	$2,435,958	$2,435,962

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

Included in the receivables balance at March 31, 2022 and December 31, 2021 is accrued interest of $40,736 and $41,953, respectively. The Company does not include accrued interest in its allowance for credit losses. Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged off to interest income. Interest income charged off was not material for the three months ended March 31, 2022 and 2021. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022			December 31, 2021
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$28,799	$8,440	$37,239	$24,028	$—	$24,028
Canada	$2,380	$—	$2,380	$3,127	$—	$3,127

As of March 31, 2022 and December 31, 2021, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three months ended March 31, 2022 and 2021 was immaterial.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Troubled Debt Restructurings

A restructuring of a receivable constitutes a TDR when the lender grants a concession it would not otherwise consider to a borrower that is experiencing financial difficulties. As a collateral-based lender, the Company typically will repossess collateral in lieu of restructuring receivables. As such, for retail receivables, concessions are typically provided based on bankruptcy court proceedings. For wholesale receivables, concessions granted may include extended contract maturities, inclusion of interest-only periods, modification of a contractual interest rate to a below market interest rate and waiving of interest and principal.

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

As of March 31, 2022, the Company had 149 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $3,500 and the post-modification value was $3,145. Additionally, the Company had 335 accounts with a balance of $21,538 undergoing bankruptcy proceedings where a concession has not yet been determined. As of March 31, 2021, the Company had 218 retail and finance lease contracts classified as TDRs where a court has determined the concession. The pre-modification value of these contracts was $6,157 and the post-modification value was $5,542. Additionally, the Company had 356 accounts with a balance of $23,674 undergoing bankruptcy proceedings where a concession has not yet been determined. As the outcome of the bankruptcy cases is determined by a court based on available assets, subsequent re-defaults are unusual and were not material for retail and finance lease contracts that were modified in a TDR during the previous 12 months ended March 31, 2022 and 2021.

As of March 31, 2022 and 2021, the Company’s wholesale TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $90,056) as of March 31, 2022 are as follows:

2022	$163,582
2023	150,962
2024	85,313
2025	34,224
2026 and thereafter	11,048
Total lease payments	$445,129

NOTE 6: CREDIT FACILITIES AND DEBT

On March 31, 2022, the Company, through a bankruptcy-remote trust, issued $1,014,850 of amortizing asset-backed notes secured by U.S. retail receivables.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Committed unsecured facilities with banks as of March 31, 2022 totaled $623,682. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of March 31, 2022, the Company had $127,818 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings, as needed. There was no outstanding commercial paper as of March 31, 2022.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended March 31, 2022 and 2021 were 23.4% and 23.6%, respectively.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of March 31, 2022, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 51 months. As of March 31, 2022, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $505.

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three months ended March 31, 2022 and 2021.

All of the Company’s interest rate derivatives as of March 31, 2022 and December 31, 2021 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $4,015,135 and $3,561,606 at March 31, 2022 and December 31, 2021, respectively. The four-month average notional amounts for the three months ended March 31, 2022 and 2021 were $3,823,950 and $4,345,668, respectively.

Foreign Exchange Contracts

The Company uses forward contracts to hedge certain assets and liabilities denominated in foreign currencies. Such derivatives are considered economic hedges and are not designated as hedging instruments. The changes in the fair value of these instruments are recognized directly as income in “Other expenses, net” and are expected to offset the foreign exchange gains or losses on the exposures being managed.

All of the Company’s foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data input and can be compared to actively traded derivatives.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of March 31, 2022 and December 31, 2021 in the consolidated balance sheets are recorded as follows:

	March 31,	December 31,
	2022	2021
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$15,438	$32,632
Accounts payable and other accrued liabilities:
Interest rate derivatives	$26,696	$6,750
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$50,276	$8,391
Foreign exchange contracts	872	1,938
Total	$51,148	$10,329
Accounts payable and other accrued liabilities:
Interest rate derivatives	$48,209	$8,391
Foreign exchange contracts	5,822	4,041
Total	$54,031	$12,432

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three months ended March 31, 2022 and 2021 are recorded in the following accounts:

	2022	2021
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$5,299	$2,887
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	(3,324)	(192)
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$2,847	$867

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, all of which are measured as Level 2:

	March 31,	December 31,
	2022	2021
Assets
Interest rate derivatives	$65,714	$41,023
Foreign exchange contracts	872	1,938
Total assets	$66,586	$42,961
Liabilities
Interest rate derivatives	$74,905	$15,141
Foreign exchange contracts	5,822	4,041
Total liabilities	$80,727	$19,182

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$9,123,856	$9,161,633	$8,951,299	$9,044,561
Long-term debt	$5,978,248	$5,720,603	$6,141,970	$6,059,202

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended
	March 31,
	2022	2021
Revenues
United States	$149,836	$164,142
Canada	39,062	40,741
Eliminations	(1,489)	(1,233)
Total	$187,409	$203,650
Interest expense
United States	$31,717	$47,922
Canada	9,192	10,301
Eliminations	(1,489)	(1,233)
Total	$39,420	$56,990
Net income
United States	$50,687	$44,604
Canada	12,800	11,376
Total	$63,487	$55,980
Depreciation and amortization
United States	$41,557	$49,051
Canada	12,548	12,491
Total	$54,105	$61,542
Expenditures for equipment on operating leases
United States	$89,707	$99,219
Canada	32,511	24,956
Total	$122,218	$124,175
Provision (benefit) for credit losses
United States	$4,395	$(2,505)
Canada	(1,570)	967
Total	$2,825	$(1,538)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	March 31,	December 31,
	2022	2021
Total assets
United States	$9,725,915	$9,870,766
Canada	2,590,997	2,538,581
Eliminations	(226,734)	(221,579)
Total	$12,090,178	$12,187,768
Managed receivables
United States	$7,250,713	$7,121,138
Canada	1,991,517	1,946,114
Total	$9,242,230	$9,067,252

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three months ended March 31, 2022 and 2021 is as follows:

	2022	2021
Subsidy from CNH Industrial North America
Retail	$32,443	$37,138
Wholesale	17,043	25,499
Operating lease	12,579	16,888
Income from affiliated receivables
CNH Industrial North America	186	197
Other affiliates	56	43
Total interest and other income from affiliates	$62,307	$79,765

Interest expense to affiliates was $333 and $810, respectively, for the three months ended March 31, 2022 and 2021. Fees charged by affiliates were $11,416 and $11,539 for the three months ended March 31, 2022 and 2021, respectively, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of March 31, 2022 and December 31, 2021, the Company had various accounts and notes receivable and debt with the following affiliates:

	March 31,	December 31,
	2022	2021
Affiliated receivables
CNH Industrial America	$222,626	$243,499
CNH Industrial Canada Ltd.	275	3,289
Other affiliates	12,441	12,911
Total affiliated receivables	$235,342	$259,699
Affiliated debt
CNH Industrial Canada Ltd.	$31,771	$—
Other affiliates	2,125	2,100
Total affiliated debt	$33,896	$2,100

Accounts payable and other accrued liabilities, including tax payables, of $194,774 and $164,500 were payable to related parties as of March 31, 2022 and December 31, 2021, respectively.

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

Commitments

The Company has various agreements, on an uncommitted basis, to extend credit for the wholesale and dealer financing managed portfolio. At March 31, 2022, the total credit limit available was $6,062,167, of which $2,301,605 was utilized.

NOTE 12: SUBSEQUENT EVENTS

On April 5, 2022, the Company repaid $500,000 of its 4.375% unsecured notes due 2022.ds

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Organization

CNH Industrial Capital LLC and its primary operating subsidiaries, including New Holland Credit Company, LLC (“New Holland Credit”), CNH Industrial Capital America LLC (“CNH Industrial Capital America”) and CNH Industrial Capital Canada Ltd. (“CNH Industrial Capital Canada”) (collectively, “CNH Industrial Capital” the “Company” or “we”) are each an indirect wholly owned subsidiary of CNH Industrial N.V. (“CNHI” and together with its consolidated subsidiaries, “CNH Industrial”) and is headquartered in Racine, Wisconsin. As a captive finance company, our primary business is to underwrite and manage financing products for end use customers and dealers of CNH Industrial America LLC (“CNH Industrial America”) and CNH Industrial Canada Ltd. (collectively, “CNH Industrial North America”) and provide other related financial products and services to support the sale of agricultural and construction equipment sold by CNH Industrial North America.

Until December 31, 2021, CNH Industrial owned and controlled the Commercial and Specialty Vehicles business, the Powertrain business, and the related Financial Services business (together the “Iveco Group Business” or the “On-Highway Business”), as well as the Agriculture business, the Construction business, and the related Financial Services business (collectively, the “Off-Highway Business”). Effective January 1, 2022, the Iveco Group Business was separated from CNHI by way of a demerger under Dutch law to Iveco Group N.V. (the Demerger) and Iveco Group became a public listed company independent from CNH Industrial.

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

Trends and Economic Conditions

The effects of the COVID-19 pandemic and the related actions of governments and other authorities to contain COVID-19 have affected and continue to affect our operational and financial performance. Governments in the U.S. and Canada designated part of CNH Industrial North America’s businesses as essential critical infrastructure businesses. This designation allows us to operate in support of our dealers and customers to the extent possible. We also continue to prioritize the health, safety and well-being of our employees.

CNH Industrial remains cautious about future impacts on its end markets and business operations of restrictions on social interactions and business operations to limit the resurgence of the pandemic. CNH Industrial continues to monitor the impact of the COVID-19 pandemic on all aspects of its business, its employees and its results of operations, financial condition and cash flows in 2022. For additional risks related to the COVID-19 pandemic, see “Item 1A. Risk Factors – COVID-19 Risk” in our 2021 annual report on Form 10-K.

Global supply chain continues to represent the main challenge for CNH Industrial’s operations in 2022, with multiple bottlenecks resulting in increased raw material prices, intermittent sub-component availability, notably for semiconductors, and increased transportation costs.

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended March 31, 2022, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,176 million and $394 million, respectively, representing increases of 11.2% and 40.7% from the same period in 2021, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $63.5 million for the three months ended March 31, 2022, compared to $56.0 million for the three months ended March 31, 2021. The increase in net income was primarily due to an increased net interest margin and higher recoveries on used equipment sales, partially offset by a higher provision for credit losses. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.5% at March 31, 2022 and December 31, 2021 and 0.7% at March 31, 2021.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

Revenues for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021	$ Change	% Change
Interest income on retail notes and finance leases	$46,701	$41,152	$5,549	13.5%
Interest income on wholesale notes	5,491	8,929	(3,438)	(38.5)
Interest and other income from affiliates	62,307	79,765	(17,458)	(21.9)
Rental income on operating leases	63,821	67,975	(4,154)	(6.1)
Other income	9,089	5,829	3,260	55.9
Total revenues	$187,409	$203,650	$(16,241)	(8.0)%

Revenues totaled $187.4 million for the three months ended March 31, 2022 compared to $203.7 million for the three months ended March 31, 2021. The decrease was primarily driven by a lower average yield. The average yield for the managed portfolio was 6.6% and 7.3% for the three months ended March 31, 2022 and 2021, respectively.

Interest income on retail notes and finance leases for the three months ended March 31, 2022 was $46.7 million, representing an increase of $5.5 million from the three months ended March 31, 2021. The increase was due to the favorable impacts of $3.8 million from higher average earning assets and $1.7 million from higher interest rates.

Interest income on wholesale notes for the three months ended March 31, 2022 was $5.5 million, representing a decrease of $3.4 million from the three months ended March 31, 2021. The decrease was due to the unfavorable impacts of $2.5 million from lower average earning assets and $0.9 million from lower interest rates.

Interest and other income from affiliates for the three months ended March 31, 2022 was $62.3 million compared to $79.8 million for the three months ended March 31, 2021. Compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $32.4 million and $37.1 million for the three months ended March 31, 2022 and 2021, respectively. The decrease was primarily due to pricing. For the three months ended March 31, 2022, compensation from CNH Industrial North America for wholesale marketing programs was $17.0 million, a decrease of $8.5 million from the same period in 2021. The decrease was primarily due to lower utilization of interest-free periods. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $12.6 million and $16.9 million for the three months ended March 31, 2022 and 2021, respectively. The decrease was primarily due to lower average earning assets.

Rental income on operating leases for the three months ended March 31, 2022 was $63.8 million, representing a decrease of $4.2 million from the same period in 2021. The decrease was primarily due to a $6.6 million unfavorable impact from lower average earning assets, partially offset by a $2.4 million favorable impact from higher interest rates.

Other income for the three months ended March 31, 2022 was $9.1 million, representing an increase of $3.3 million from the three months ended March 31, 2021. The increase was due to higher commission income received from a private-label CRA product offered through dealers.

Expenses

Expenses for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021	$ Change	% Change
Total interest expense	$39,420	$56,990	$(17,570)	(30.8)%
Fees charged by affiliates	11,416	11,539	(123)	(1.1)
Provision (benefit) for credit losses	2,825	(1,538)	4,363	(283.7)
Depreciation of equipment on operating leases	53,557	61,068	(7,511)	(12.3)
Other expenses, net	(2,723)	2,313	(5,036)	(217.7)
Total expenses	$104,495	$130,372	$(25,877)	(19.8)%

Interest expense totaled $39.4 million for the three months ended March 31, 2022 compared to $57.0 million for the same period in 2021. The decrease was due to the favorable impacts of $16.6 million from lower average interest rates and $1.0 million from lower average total debt. The average debt cost was 1.6% for the three months ended March 31, 2022 compared to 2.3% for the three months ended March 31, 2021.

The provision (benefit) for credit losses was a $2.8 million provision for the three months ended March 31, 2022 compared to a $1.5 million benefit for the same period in 2021. The increase in the provision for credit losses was due to specific reserve needs, partially offset by the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID‑19 pandemic.

Depreciation of equipment on operating leases decreased by $7.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a lower operating lease portfolio.

Other expenses, net were $2.7 million of income for the three months ended March 31, 2022 compared to $2.3 million of expense for the three months ended March 31, 2021. The decrease was due to higher gains on equipment held for sale.

The effective tax rate for the three months ended March 31, 2022 was 23.4%, compared to 23.6% for the three months ended March 31, 2021.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021	$ Change	% Change
Retail	$906,377	$754,185	$152,192	20.2%
Wholesale	1,882,760	1,780,105	102,655	5.8
Equipment on operating leases	122,218	124,175	(1,957)	(1.6)
Total originations	$2,911,355	$2,658,465	$252,890	9.5%

The quarter-over-quarter increase in retail and wholesale originations was primarily due to an increase in unit sales of CNH Industrial North America equipment.

Total receivables and equipment on operating leases held as of March 31, 2022, December 31, 2021 and March 31, 2021 were as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2022	2021	2021
Retail	$6,806,268	$6,722,247	$6,142,388
Wholesale	2,435,962	2,345,005	2,761,580
Equipment on operating leases	1,648,043	1,707,531	1,842,319
Total receivables and equipment on operating leases	$10,890,273	$10,774,783	$10,746,287

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 0.7% at both March 31, 2022 and December 31, 2021 and 1.0% at March 31, 2021. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at March 31, 2022, December 31, 2021 or March 31, 2021. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $31.2 million, $27.2 million and $29.1 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively. Total wholesale receivables on nonaccrual status were $8.4 million and $30.9 million at March 31, 2022 and March 31, 2021, respectively.

Total receivable charge-off amounts and recoveries, by product, for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021
Charge-offs:
Retail	$897	$3,232
Wholesale	—	—
Total Charge-offs	897	3,232
Recoveries:
Retail	(297)	(776)
Wholesale	(11)	(3)
Total recoveries	(308)	(779)
Charge-offs, net of recoveries:
Retail	600	2,456
Wholesale	(11)	(3)
Total Charge-offs, net of recoveries	$589	$2,453

Our allowance for credit losses on all receivables financed totaled $118.4 million at March 31, 2022, $116.0 million at December 31, 2021 and $132.3 million at March 31, 2021.

The allowance is subject to a quarterly evaluation based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, forward-looking macroeconomic factors (in particular, those conditions directly affecting the profitability and financial strength of our customers), and collateral value. No single factor determines the adequacy of the allowance. Different assumptions or changes in forward-looking economic assumptions would result in changes to the allowance for credit losses and the provision for credit losses. These qualitative factors are subjective and require a degree of management judgment.

We believe our allowance is sufficient to provide for expected losses in our receivable portfolio as of March 31, 2022.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured notes, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the three months ended March 31, 2022 and 2021, our cash flows were as follows (dollars in thousands):

	2022	2021
Cash flows from (used in):
Operating activities	$214,321	$28,050
Investing activities	(124,169)	116,167
Financing activities	(278,217)	(414,217)
Net cash increase (decrease)	$(188,065)	$(270,000)

Operating activities in the three months ended March 31, 2022 generated cash of $214 million, resulting primarily from net income of $63 million, adjusted by depreciation and amortization of $54 million, a provision for credit losses of $3 million and changes in working capital of $103 million, partially offset by $9 million in deferred tax benefit. The increase in cash provided by operating activities for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to $195 million related to changes in working capital, an $8 million increase in net income and a $4 million increase in provision for credit losses, partially offset by a $13 million decrease in deferred tax adjustment and a $8 million decrease in depreciation and amortization expense.

Investing activities in the three months ended March 31, 2022 used cash of $124 million, resulting primarily from net expenditures for receivables of $146 million, partially offset by a $22 million reduction in net expenditures for equipment on operating leases. The increase in cash used by investing activities for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a $292 million increase in net expenditures for receivables, partially offset by a $52 million decrease in net expenditures for equipment on operating leases.

Financing activities in the three months ended March 31, 2022 used cash of $278 million, resulting primarily from net cash paid on long-term debt and short-term borrowings of $221 million and $63 million, respectively, and $25 million in dividends paid to CNH Industrial America, partially offset by net cash received on affiliated debt of $31 million. The decrease in cash used in financing activities in the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a decrease in net cash paid on long-term debt of $351 million, partially offset by an increase in net cash paid on affiliated debt and short-term borrowings of $129 million and $61 million, respectively, and higher dividends of $25 million paid to CNH Industrial America.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost-effective financing source and allows access to a wide investor base. CNH Industrial Capital had approximately $5.0 billion of public and private asset-backed securities outstanding in both the U.S. and Canada as of March 31, 2022. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $2.7 billion at March 31, 2022, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At March 31, 2022, approximately $1.1 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

Committed unsecured facilities with banks as of March 31, 2022 totaled $624 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of March 31, 2022, we had $128 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for our commercial paper borrowings, as needed. There was no outstanding commercial paper as of March 31, 2022.

As of March 31, 2022, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the "U.S. Senior Notes"): (1)
4.375% notes, due 2022	$500,000
1.950% notes, due 2023	600,000
4.200% notes, due 2024	500,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
Hedging, discounts and unamortized issuance costs	(30,257)
2,669,743
Issued by CNH Industrial Capital Canada (the "Canadian Senior Notes"): (2)
1.500% notes, due 2024	239,659
Discounts and unamortized issuance costs	(1,188)
238,471
Total	$2,908,214
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Industrial Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Industrial Capital America and New Holland Credit.

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

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $34 million and $2 million as of March 31, 2022 and December 31, 2021, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at March 31, 2022 and December 31, 2021 was $1.3 billion and $1.2 billion, respectively. For the three months ended March 31, 2022, CNH Industrial Capital LLC paid cash dividends of $25 million to CNH Industrial America.

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

For the three months ended March 31, 2022 and 2021, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	2022	2021
Revenues	$108,883	$119,181
Interest expense	18,314	40,318
Administrative and operating expenses	80,021	66,971
Income tax provision	2,568	2,899
Net income	$7,980	$8,993

As of March 31, 2022 and December 31, 2021, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$78,396	$183,809
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $31,290 and $34,173	1,678,976	1,715,740
Equipment on operating leases, net	1,215,948	1,283,428
Short-term debt, including current maturities of long-term debt	701,235	740,257
Accounts payable and other accrued liabilities	845,079	838,482
Long-term debt	2,222,634	2,327,853

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of March 31, 2022 and December 31, 2021 were as follows (dollars in thousands):

	March 31,	December 31,
	2022	2021
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$2,295,328	$2,253,415
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,069,224	3,156,639

For the three months ended March 31, 2022 and 2021, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	2022	2021
Revenues	$147,362	$159,564
Interest expense	26,924	50,263
Administrative and operating expenses	93,396	82,855
Income tax provision	6,784	6,655
Net income	$20,258	$19,791

As of March 31, 2022 and December 31, 2021, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$94,736	$203,428
Restricted cash and cash equivalents	103,572	103,378
Receivables, less allowance for credit losses of $43,513 and $47,635	3,658,268	3,648,390
Equipment on operating leases, net	1,648,043	1,707,531
Short-term debt, including current maturities of long-term debt	1,310,595	1,362,012
Accounts payable and other accrued liabilities	946,782	921,681
Long-term debt	3,281,187	3,419,175

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of March 31, 2022 and December 31, 2021 were as follows (dollars in thousands):

	March 31,	December 31,
	2022	2021
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$2,172,623	$2,133,655
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,182,198	3,270,583

Other Data

	As of or for the
	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Total managed receivables	$9,242,230	$8,903,968
Operating lease equipment	1,648,043	1,842,319
Total managed portfolio	$10,890,273	$10,746,287
Delinquency (1)	0.48%	0.69%
Average managed receivables	$9,018,083	$9,164,492
Net credit loss (2)	0.12%	0.19%
Profitability: (3)
Return on average managed portfolio (4)	2.36%	2.08%
Asset Quality:
Allowance for credit losses/total receivables	1.28%	1.49%
(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means Charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Three months ended March 31, 2022 and 2021 annualized.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact contained in this filing; including competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, capital expenditures, dividends, liquidity, capital structure or other financial items; costs; and plans and objectives of management regarding operations, products and services, are forward-looking statements. Forward-looking statements also include statements regarding the future performance of CNH Industrial and its subsidiaries on a stand-alone basis. These statements may include terminology such as “may,” “will,” “expect,” “could,” “should,” “intend,” “estimate,” “anticipate,” “believe,” “outlook,” “continue,” “remain,” “on track,” “design,” “target,” “objective,” “goal,” “forecast,” “projection,” “prospects,” “plan,” or similar terminology. Forward-looking statements, including those related to the COVID-19 pandemic, are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize (or they occur with a degree of severity that the Company is unable to predict) or other assumptions underlying any of the forward-looking statements prove to be incorrect, including any assumptions regarding strategic plans, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: the continued uncertainties related to the unknown duration and economic, operational and financial impacts of the global COVID-19 pandemic and the actions taken or contemplated by governmental authorities or others in connection with the pandemic on our business, our employees, customers and suppliers; supply chain disruptions, including delays caused by mandated shutdowns, industry capacity constraints, material availability, and global logistics delays and constraints; disruption caused by business responses to COVID-19, including remote working arrangements, which may create increased vulnerability to cybersecurity or data privacy incidents; our ability to execute business continuity plans as a result of COVID-19; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products, including demand uncertainty caused by COVID-19; general economic conditions in each of our markets, including the significant economic uncertainty and volatility caused by the war in the Ukraine and COVID-19; changes in government policy regarding banking, monetary and fiscal policies; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; volatility in international trade caused by the imposition of tariffs, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which CNH Industrial North America competes; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of CNH Industrial’s products; production difficulties, including capacity and supply constraints and excess inventory levels; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; a decline in the price of used equipment; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and its CNH Industrial North America dealers; security breaches with respect to CNH Industrial’s products; political and civil unrest; volatility and deterioration of capital and financial markets, including other pandemics and terrorist attacks; our ability to realize the anticipated benefits from our business initiatives as part of CNHI’s strategic plan; CNHI’s failure to realize, or a delay in realizing, all of the anticipated benefits of its acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our and CNHI’s success in managing the risks involved in the foregoing.

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

Additional factors could cause actual results to differ from those expressed or implied by the forward-looking statements included in the Company’s filings with the SEC (including, but not limited to, the factors discussed in our annual report on Form 10-K and quarterly reports submitted on Form 10-Q).

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2021 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended March 31, 2022.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the three months ended March 31, 2022.

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
101

Interactive Inline data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iii) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (v) Consolidated Statements of Changes in Stockholder’s Equity for the three months ended March 31, 2022 and 2021 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: May 9, 2022	By:	/s/ Douglas MacLeod
		Name:	Douglas MacLeod
		Title:	Chairman and President