Form 10-Q
period 2022-06-30
CNH Industrial Capital LLC
filed 2022-08-03
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

As of June 30, 2022, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Interest income on retail notes and finance leases	$49,048	$38,899	$95,749	$80,051
Interest income on wholesale notes	6,197	8,400	11,688	17,329
Interest and other income from affiliates	65,232	75,312	127,539	155,077
Rental income on operating leases	62,765	68,049	126,586	136,024
Other income	6,034	6,600	15,123	12,429
Total revenues	189,276	197,260	376,685	400,910
EXPENSES
Interest expense:
Interest expense to third parties	46,205	47,370	85,292	103,550
Interest expense to affiliates	1,366	1,755	1,699	2,565
Total interest expense	47,571	49,125	86,991	106,115
Administrative and operating expenses:
Fees charged by affiliates	12,157	11,185	23,573	22,724
Provision (benefit) for credit losses	1,944	(8,001)	4,769	(9,539)
Depreciation of equipment on operating leases	49,801	60,628	103,358	121,696
Other expenses, net	(1,257)	9,562	(3,980)	11,875
Total administrative and operating expenses	62,645	73,374	127,720	146,756
Total expenses	110,216	122,499	214,711	252,871
INCOME BEFORE TAXES	79,060	74,761	161,974	148,039
Income tax provision	19,166	18,248	38,593	35,546
NET INCOME	$59,894	$56,513	$123,381	$112,493

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
NET INCOME	$59,894	$56,513	$123,381	$112,493
Other comprehensive income (loss):
Foreign currency translation adjustment	(19,746)	9,891	(10,592)	15,649
Pension liability adjustment	(168)	(59)	(354)	(115)
Change in derivative financial instruments	3,908	810	10,359	3,073
Total other comprehensive income	(16,006)	10,642	(587)	18,607
COMPREHENSIVE INCOME	$43,888	$67,155	$122,794	$131,100

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$206,053	$426,917
Restricted cash and cash equivalents	473,443	601,742
Receivables, less allowance for credit losses of $111,404 and $115,953, respectively	9,633,062	8,951,299
Affiliated accounts and notes receivable	94,333	259,699
Equipment on operating leases, net	1,584,977	1,707,531
Equipment held for sale	14,920	26,320
Goodwill	109,772	110,226
Other intangible assets, net	17,066	16,452
Other assets	97,820	87,582
TOTAL	$12,231,446	$12,187,768
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$3,290,626	$3,755,368
Accounts payable and other accrued liabilities	1,024,431	1,038,930
Affiliated debt	186,984	2,100
Long-term debt	6,446,976	6,141,970
Total liabilities	10,949,017	10,938,368
Commitments and contingent liabilities (Note 11)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,704	843,469
Accumulated other comprehensive loss	(112,044)	(111,457)
Retained earnings	550,769	517,388
Total stockholder’s equity	1,282,429	1,249,400
TOTAL	$12,231,446	$12,187,768

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

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

	June 30,	December 31,
	2022	2021
Restricted cash and cash equivalents	$473,443	$601,742
Receivables, less allowance for credit losses of $54,617 and $61,652, respectively	6,638,044	6,634,540
TOTAL	$7,111,487	$7,236,282

Short-term debt (including current maturities of long-term debt)	$3,022,867	$3,015,110
Long-term debt	3,460,369	3,453,396
TOTAL	$6,483,236	$6,468,506

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Dollars in thousands)

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123,381	$112,493
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	103,362	121,700
Amortization of intangibles	1,093	927
Provision (benefit) for credit losses	4,769	(9,539)
Deferred income tax expense (benefit)	(14,343)	1,872
Changes in components of working capital:
Change in affiliated accounts and notes receivables	165,366	(134,190)
Change in other assets and equipment held for sale	3,465	16,806
Change in accounts payable and other accrued liabilities	(320)	115,910
Net cash from (used in) operating activities	386,773	225,979
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(6,610,535)	(5,706,759)
Collections of receivables	5,889,389	5,708,040
Purchase of equipment on operating leases	(246,514)	(226,738)
Proceeds from disposal of equipment on operating leases	267,151	191,897
Change in property, equipment and software, net	(1,707)	(810)
Net cash from (used in) investing activities	(702,216)	(34,370)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	539,854	214,818
Payment of affiliated debt	(351,779)	(196,202)
Proceeds from issuance of long-term debt	1,777,487	1,959,069
Payment of long-term debt	(2,051,528)	(2,461,472)
Change in short-term borrowings, net	142,246	20,063
Dividends paid to CNH Industrial America LLC	(90,000)	(80,000)
Net cash from (used in) financing activities	(33,720)	(543,724)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(349,163)	(352,115)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	1,028,659	1,018,551
End of period	$679,496	$666,436
CASH PAID DURING THE PERIOD FOR INTEREST	$90,707	$110,602
CASH PAID DURING THE PERIOD FOR TAXES	$63,774	$22,403

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2022	$—	$843,469	$(111,457)	$517,388	$1,249,400
Net income	—	—	—	63,487	63,487
Dividends paid to CNH Industrial America LLC	—	—	—	(25,000)	(25,000)
Foreign currency translation adjustment	—	—	9,154	—	9,154
Stock compensation	—	101	—	—	101
Pension liability adjustment, net of tax	—	—	(186)	—	(186)
Change in derivative financial instruments, net of tax	—	—	6,451	—	6,451
BALANCE - March 31, 2022	$—	$843,570	$(96,038)	$555,875	$1,303,407
Net income	—	—	—	59,894	59,894
Dividends paid to CNH Industrial America LLC	—	—	—	(65,000)	(65,000)
Foreign currency translation adjustment	—	—	(19,746)	—	(19,746)
Stock compensation	—	134	—	—	134
Pension liability adjustment, net of tax	—	—	(168)	—	(168)
Change in derivative financial instruments, net of tax	—	—	3,908	—	3,908
BALANCE - June 30, 2022	$—	$843,704	$(112,044)	$550,769	$1,282,429

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Continued)

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 can be adopted beginning as of March 12, 2020 through December 31, 2022 and may be applied as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The Company has not adopted ASU 2020-04 as of June 30, 2022. ASU 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended June 30, 2022:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(103,464)	$2,205	$7,667	$(93,592)
Tax asset (liability)	—	(527)	(1,919)	(2,446)
Beginning balance, net of tax	(103,464)	1,678	5,748	(96,038)
Other comprehensive income (loss) before reclassifications	(19,746)	(73)	8,783	(11,036)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(148)	(3,539)	(3,687)
Tax effects	—	53	(1,336)	(1,283)
Net current-period other comprehensive income (loss)	(19,746)	(168)	3,908	(16,006)
Total	$(123,210)	$1,510	$9,656	$(112,044)

The following table summarizes the changes in the components of the Company’s AOCI balance and related tax effects for the six months ended June 30, 2022:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(112,618)	$2,451	$(956)	$(111,123)
Tax asset (liability)	—	(587)	253	(334)
Beginning balance, net of tax	(112,618)	1,864	(703)	(111,457)
Other comprehensive income (loss) before reclassifications	(10,592)	(170)	14,082	3,320
Amounts reclassified from accumulated other comprehensive income (loss)	—	(297)	(215)	(512)
Tax effects	—	113	(3,508)	(3,395)
Net current-period other comprehensive income (loss)	(10,592)	(354)	10,359	(587)
Total	$(123,210)	$1,510	$9,656	$(112,044)

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The reclassifications out of AOCI and the location on the consolidated statements of income for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021	Affected Line Item
Amortization of defined benefit pension items:
	$148	$(35)	$297	$(71)	Other expenses, net
	148	(35)	297	(71)	Income before taxes
	(36)	8	(72)	17	Income tax effects
	$112	$(27)	$225	$(54)	Net of tax
Unrealized losses on derivatives:
	$3,539	$(157)	$215	$(349)	Interest expense to third parties
	3,539	(157)	215	(349)	Income before taxes
	(860)	41	(49)	92	Income tax effects
	$2,679	$(116)	$166	$(257)	Net of tax

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of June 30, 2022 and December 31, 2021 is as follows:

	June 30,	December 31,
	2022	2021
Retail	$1,310,409	$993,768
Wholesale	689,233	576,810
Finance lease	186,764	177,347
Restricted receivables	7,558,060	7,319,327
Gross receivables	9,744,466	9,067,252
Less: Allowance for credit losses	(111,404)	(115,953)
Total receivables, net	$9,633,062	$8,951,299

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Retail	$5,542,899	$5,551,132
Wholesale	2,015,161	1,768,195
Total restricted receivables	$7,558,060	$7,319,327

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

Allowance for credit losses activity for the three months ended June 30, 2022 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$108,650	$9,724	$118,374
Charge-offs	(4,578)	(4,631)	(9,209)
Recoveries	596	4	600
Provision	1,549	395	1,944
Foreign currency translation and other	(280)	(25)	(305)
Ending balance	$105,937	$5,467	$111,404

Allowance for credit losses activity for the six months ended June 30, 2022 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$109,742	$6,211	$115,953
Charge-offs	(5,475)	(4,631)	(10,106)
Recoveries	893	15	908
Provision	883	3,886	4,769
Foreign currency translation and other	(106)	(14)	(120)
Ending balance	$105,937	$5,467	$111,404
Receivables:
Ending balance	$7,040,072	$2,704,394	$9,744,466

At June 30, 2022, the allowance for credit losses included decreases in reserves primarily due to charge-offs and a reduction in the expected impact on credit conditions from the COVID-19 pandemic, partially offset by specific reserve needs. The Company continues to monitor the situation and will update the macroeconomic factors and qualitative factors in future periods, as warranted.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended June 30, 2021 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$122,541	$9,780	$132,321
Charge-offs	(1,088)	(179)	(1,267)
Recoveries	575	3	578
Provision (benefit)	(5,617)	(2,384)	(8,001)
Foreign currency translation and other	273	14	287
Ending balance	$116,684	$7,234	$123,918

Allowance for credit losses activity for the six months ended June 30, 2021 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$126,851	$9,285	$136,136
Charge-offs	(4,320)	(179)	(4,499)
Recoveries	1,351	6	1,357
Provision (benefit)	(7,638)	(1,901)	(9,539)
Foreign currency translation and other	440	23	463
Ending balance	$116,684	$7,234	$123,918
Receivables:
Ending balance	$6,331,033	$2,753,078	$9,084,111

Allowance for credit losses activity for the year ended December 31, 2021 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$126,851	$9,285	$136,136
Charge-offs	(14,929)	(179)	(15,108)
Recoveries	2,177	126	2,303
Provision (benefit)	(4,437)	(3,023)	(7,460)
Foreign currency translation and other	80	2	82
Ending balance	$109,742	$6,211	$115,953
Receivables:
Ending balance	$6,722,247	$2,345,005	$9,067,252

At both June 30, 2021 and December 31, 2021, the allowance for credit losses included a release of reserves primarily due to the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID-19 pandemic.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables as of June 30, 2022 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Retail
United States
2022	$406	$97	$6	$509	$1,452,331	$1,452,840
2021	5,807	1,935	865	8,607	2,051,109	2,059,716
2020	4,657	861	30,881	36,399	1,059,825	1,096,224
2019	3,528	953	4,345	8,826	540,782	549,608
2018	1,798	522	2,615	4,935	305,177	310,112
2017	314	391	2,061	2,766	109,460	112,226
Prior to 2017	67	163	3,305	3,535	31,076	34,611
Total	$16,577	$4,922	$44,078	$65,577	$5,549,760	$5,615,337
Canada
2022	$—	$—	$—	$—	$346,104	$346,104
2021	883	1,080	397	2,360	580,885	583,245
2020	707	339	1,043	2,089	264,771	266,860
2019	415	313	524	1,252	131,494	132,746
2018	222	96	593	911	65,389	66,300
2017	89	87	108	284	22,078	22,362
Prior to 2017	—	8	824	832	6,286	7,118
Total	$2,316	$1,923	$3,489	$7,728	$1,417,007	$1,424,735
Wholesale
United States	$—	$—	$—	$—	$2,079,531	$2,079,531
Canada	$—	$—	$—	$—	$624,863	$624,863
Total
Retail	$18,893	$6,845	$47,567	$73,305	$6,966,767	$7,040,072
Wholesale	$—	$—	$—	$—	$2,704,394	$2,704,394

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

Included in the receivables balance at June 30, 2022 and December 31, 2021 is accrued interest of $44,133 and $41,953, respectively. The Company does not include accrued interest in its allowance for credit losses. Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged off to interest income. Interest income charged off was not material for the three and six months ended June 30, 2022 and 2021. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022			December 31, 2021
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$50,608	$—	$50,608	$24,028	$—	$24,028
Canada	$3,489	$—	$3,489	$3,127	$—	$3,127

As of June 30, 2022 and December 31, 2021, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three and six months ended June 30, 2022 and 2021 was immaterial.

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

As of June 30, 2022 and 2021, the Company’s retail and wholesale TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $82,732) as of June 30, 2022 are as follows:

2022	$111,163
2023	164,571
2024	99,764
2025	43,160
2026 and thereafter	16,559
Total lease payments	$435,217

NOTE 6: CREDIT FACILITIES AND DEBT

On April 5, 2022, the Company repaid $500,000 of its 4.375% unsecured notes due 2022.

On May 23, 2022, the Company completed an offering of $500,000 in aggregate principal amount of its 3.950% unsecured notes due 2025, issued at a price to the public of 99.469%.

On June 16, 2022, the Company, through a trust, issued C$377,596 ($291,580) of amortizing asset-backed notes secured by Canadian retail receivables.

Committed unsecured facilities with banks as of June 30, 2022 totaled $616,637. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of June 30, 2022, the Company had $61,896 outstanding under these credit facilities. Included in the remaining available credit commitments is $111,000 maintained primarily to provide backup liquidity for commercial paper borrowings.

Our outstanding commercial paper totaled $111,000 as of June 30, 2022.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended June 30, 2022 and 2021 were 24.2% and 24.4%, respectively. The effective tax rate was 23.8% for the six months ended June 30, 2022, compared to 24.0% for the same period in 2021.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of June 30, 2022, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 57 months. As of June 30, 2022, the after-tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately ($1,552).

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and six months ended June 30, 2022 and 2021.

All of the Company’s interest rate derivatives as of June 30, 2022 and December 31, 2021 are considered Level 2. The fair market value of these derivatives is calculated using market data inputs and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $3,659,469 and $3,561,606 at June 30, 2022 and December 31, 2021, respectively. The seven-month average notional amounts for the six months ended June 30, 2022 and 2021 were $3,797,375 and $4,210,894, respectively.

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

All of the Company’s foreign exchange derivatives are considered Level 2 as the fair value is calculated using market data inputs and can be compared to actively traded derivatives.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of June 30, 2022 and December 31, 2021 in the consolidated balance sheets are recorded as follows:

	June 30,	December 31,
	2022	2021
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$8,910	$32,632
Accounts payable and other accrued liabilities:
Interest rate derivatives	$30,622	$6,750
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$53,761	$8,391
Foreign exchange contracts	2,180	1,938
Total	$55,941	$10,329
Accounts payable and other accrued liabilities:
Interest rate derivatives	$50,619	$8,391
Foreign exchange contracts	3,420	4,041
Total	$54,039	$12,432

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and six months ended June 30, 2022 and 2021 are recorded in the following accounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$8,783	$945	$14,082	$3,832
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	3,539	(157)	215	(349)
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$(3,710)	$1,244	$(863)	$2,111

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, all of which are measured as Level 2:

	June 30,	December 31,
	2022	2021
Assets
Interest rate derivatives	$62,671	$41,023
Foreign exchange contracts	2,180	1,938
Total assets	$64,851	$42,961
Liabilities
Interest rate derivatives	$81,241	$15,141
Foreign exchange contracts	3,420	4,041
Total liabilities	$84,661	$19,182

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$9,633,062	$9,472,994	$8,951,299	$9,044,561
Long-term debt	$6,446,976	$6,098,585	$6,141,970	$6,059,202

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
United States	$146,628	$154,717	$296,464	$318,859
Canada	43,866	43,726	82,928	84,467
Eliminations	(1,218)	(1,183)	(2,707)	(2,416)
Total	$189,276	$197,260	$376,685	$400,910
Interest expense
United States	$38,046	$40,278	$69,763	$88,200
Canada	10,743	10,030	19,935	20,331
Eliminations	(1,218)	(1,183)	(2,707)	(2,416)
Total	$47,571	$49,125	$86,991	$106,115
Net income
United States	$47,280	$41,938	$97,967	$86,542
Canada	12,614	14,575	25,414	25,951
Total	$59,894	$56,513	$123,381	$112,493
Depreciation and amortization
United States	$37,874	$48,030	$79,431	$97,081
Canada	12,476	13,055	25,024	25,546
Total	$50,350	$61,085	$104,455	$122,627
Expenditures for equipment on operating leases
United States	$88,855	$69,351	$178,562	$168,570
Canada	35,441	33,212	67,952	58,168
Total	$124,296	$102,563	$246,514	$226,738
Provision (benefit) for credit losses
United States	$804	$(6,852)	$5,199	$(9,357)
Canada	1,140	(1,149)	(430)	(182)
Total	$1,944	$(8,001)	$4,769	$(9,539)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	June 30,	December 31,
	2022	2021
Total assets
United States	$9,830,062	$9,870,766
Canada	2,621,965	2,538,581
Eliminations	(220,581)	(221,579)
Total	$12,231,446	$12,187,768
Managed receivables
United States	$7,694,868	$7,121,138
Canada	2,049,598	1,946,114
Total	$9,744,466	$9,067,252

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Subsidy from CNH Industrial North America
Retail	$31,045	$36,703	$63,488	$73,841
Wholesale	21,704	23,880	38,747	49,379
Operating lease	12,272	14,588	24,851	31,476
Income from affiliated receivables
CNH Industrial North America	143	102	329	299
Other affiliates	68	39	124	82
Total interest and other income from affiliates	$65,232	$75,312	$127,539	$155,077

Interest expense to affiliates was $1,366 and $1,755, respectively, for the three months ended June 30, 2022 and 2021 and $1,699 and $2,565, respectively, for the six months ended June 30, 2022 and 2021. Fees charged by affiliates were $12,157 and $11,185, respectively, for the three months ended June 30, 2022 and 2021, and $23,573 and $22,724, respectively, for the six months ended June 30, 2022 and 2021, and represents payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of June 30, 2022 and December 31, 2021, the Company had various accounts and notes receivable and debt with the following affiliates:

	June 30,	December 31,
	2022	2021
Affiliated receivables
CNH Industrial America	$81,788	$243,499
CNH Industrial Canada Ltd.	—	3,289
Other affiliates	12,545	12,911
Total affiliated receivables	$94,333	$259,699
Affiliated debt
CNH Industrial Canada Ltd.	$186,984	$—
Other affiliates	—	2,100
Total affiliated debt	$186,984	$2,100

Accounts payable and other accrued liabilities, including tax payables, of $174,976 and $164,500 were payable to related parties as of June 30, 2022 and December 31, 2021, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

Guarantees

The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $10,000. The guarantees are in effect for the term of the underlying funding facilities.

Commitments

The Company has various agreements, on an uncommitted basis, to extend credit for the wholesale and dealer financing managed portfolio. At June 30, 2022, the total credit limit available was $5,986,433, of which $2,590,832 was utilized.

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

Global supply chain disruptions continue to represent the main challenge for CNH Industrial’s operations in 2022, with multiple bottlenecks resulting in increased raw material prices, intermittent sub-component availability, notably for semiconductors, and increased transportation costs.

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended June 30, 2022, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,757 million and $412 million, respectively, representing increases of 36.5% and 10.5% from the same period in 2021, respectively. For the six months ended June 30, 2022, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $2,933 million and $806 million, respectively, representing increases of 25.0% and 23.2% from the same period in 2021, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $59.9 million for the three months ended June 30, 2022, compared to $56.5 million for the same period in 2021, primarily due to lower depreciation of equipment on operating leases and higher recoveries on used equipment sales, partially offset by a higher provision for credit losses. Net income was $123.4 million and $112.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase in net income was primarily due to an increased net interest margin, lower depreciation of equipment on operating leases and higher recoveries on used equipment sales, partially offset by a higher provision for credit losses. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.8% at June 30, 2022 and 0.5% at both December 31, 2021 and June 30, 2021.

Macroeconomic issues for us include the uncertainty of governmental actions with respect to monetary, fiscal and legislative policies, changes in demand and pricing for used equipment, capital market disruptions, trade agreements, and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America’s and our results.

Results of Operations

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

Revenues

Revenues for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change
Interest income on retail notes and finance leases	$49,048	$38,899	$10,149	26.1%
Interest income on wholesale notes	6,197	8,400	(2,203)	(26.2)
Interest and other income from affiliates	65,232	75,312	(10,080)	(13.4)
Rental income on operating leases	62,765	68,049	(5,284)	(7.8)
Other income	6,034	6,600	(566)	(8.6)
Total revenues	$189,276	$197,260	$(7,984)	(4.0)%

	Six Months Ended
	June 30,
	2022	2021	$ Change	% Change
Interest income on retail notes and finance leases	$95,749	$80,051	$15,698	19.6%
Interest income on wholesale notes	11,688	17,329	(5,641)	(32.6)
Interest and other income from affiliates	127,539	155,077	(27,538)	(17.8)
Rental income on operating leases	126,586	136,024	(9,438)	(6.9)
Other income	15,123	12,429	2,694	21.7
Total revenues	$376,685	$400,910	$(24,225)	(6.0)%

Revenues totaled $189.3 million and $376.7 million for the three and six months ended June 30, 2022, respectively, compared to $197.3 million and $400.9 million for the same periods in 2021, respectively. The quarter-over-quarter and year-over-year decreases were primarily due to lower retail and wholesale yields and a portfolio mix shift to lower-yield retail financing products. The average yield for the managed portfolio was 6.6% and 7.1% for the three months ended June 30, 2022 and 2021, respectively, and 6.6% and 7.2% for the six months ended June 30, 2022 and 2021, respectively.

Interest income on retail notes and finance leases for the three and six months ended June 30, 2022 was $49.0 million and $95.7 million, respectively, representing an increase of $10.2 million and $15.7 million from the same periods in 2021, respectively. For the second quarter, the increase was due to the favorable impacts of $6.1 million from higher interest rates and $4.1 million from higher average earning assets. For the six months ended June 30, 2022, compared to the same period in 2021, the increase was due to the favorable impacts of $7.9 million from higher average earning assets and $7.8 million from higher interest rates.

Interest income on wholesale notes for the three and six months ended June 30, 2022 was $6.2 million and $11.7 million, respectively, representing a decrease of $2.2 million and $5.6 million from the same periods in 2021, respectively. For the second quarter, the decrease was due to the unfavorable impacts of $2.0 million from lower average earning assets and $0.2 million from lower interest rates. For the six months ended June 30, 2022, compared to the same period in 2021, the decrease was due to the unfavorable impacts of $4.5 million from lower average earning assets and $1.1 million from lower interest rates.

Interest and other income from affiliates for the three and six months ended June 30, 2022 was $65.2 million and $127.5 million, respectively, compared to $75.3 million and $155.1 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2022, compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $31.0 million and $63.5 million, respectively, a decrease of $5.7 million and $10.4 million from the same periods in 2021, respectively. Both the quarter-over-quarter and year-over-year decreases were primarily due to pricing. For the three and six months ended June 30, 2022, compensation from CNH Industrial North America for wholesale marketing programs was $21.7 million and $38.7 million, respectively, a decrease of $2.2 million and $10.6 million from the same periods in 2021, respectively. The decreases were primarily due to lower utilization of interest-free periods. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $12.3 million and $24.9 million for the three and six months ended June 30, 2022, respectively, a decrease of $2.3 million and $6.6 million from the same periods in 2021, respectively. The decreases were primarily due to lower average earning assets.

Rental income on operating leases for the three and six months ended June 30, 2022 was $62.8 million and $126.6 million, respectively, representing a decrease of $5.3 million and $9.4 million from the same periods in 2021, respectively. The second quarter decrease was primarily due to a $7.9 million unfavorable impact from lower average earning assets, partially offset by a $2.6 million favorable impact from higher interest rates. For the six months ended June 30, 2022, compared to the same period in 2021, the decrease was primarily due to a $14.4 million unfavorable impact from lower average earning assets, partially offset by a $5.0 million favorable impact from higher interest rates.

Other income for the three and six months ended June 30, 2022 was $6.0 million and $15.1 million, respectively, representing a decrease of $0.6 million and an increase of $2.7 million from the same periods in 2021, respectively.

Expenses

Expenses for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change
Total interest expense	$47,571	$49,125	$(1,554)	(3.2)%
Fees charged by affiliates	12,157	11,185	972	8.7
Provision (benefit) for credit losses	1,944	(8,001)	9,945	(124.3)
Depreciation of equipment on operating leases	49,801	60,628	(10,827)	(17.9)
Other expenses, net	(1,257)	9,562	(10,819)	(113.1)
Total expenses	$110,216	$122,499	$(12,283)	(10.0)%

	Six Months Ended
	June 30,
	2022	2021	$ Change	% Change
Total interest expense	$86,991	$106,115	$(19,124)	(18.0)%
Fees charged by affiliates	23,573	22,724	849	3.7
Provision (benefit) for credit losses	4,769	(9,539)	14,308	(150.0)
Depreciation of equipment on operating leases	103,358	121,696	(18,338)	(15.1)
Other expenses, net	(3,980)	11,875	(15,855)	(133.5)
Total expenses	$214,711	$252,871	$(38,160)	(15.1)%

Interest expense totaled $47.6 million and $87.0 million for the three and six months ended June 30, 2022, respectively, compared to $49.1 million and $106.1 million for the same periods in 2021, respectively. For the three months ended June 30, 2022, the decrease was due to the favorable impact of $2.2 million from lower average interest rates, partially offset by a $0.7 million unfavorable impact from higher average total debt. For the six months ended June 30, 2022, the decrease was due to the favorable impacts of $18.8 million from lower average interest rates and $0.3 million from lower average total debt. The average debt cost was 1.8% for the six months ended June 30, 2022 compared to 2.2% for the six months ended June 30, 2021.

The provisions for credit losses were $1.9 million and $4.8 million for the three and six months ended June 30, 2022, respectively, compared to benefits of $8.0 million and $9.5 million for the same periods in 2021, respectively. The increases in the provision for credit losses was due to specific reserve needs, partially offset by an increase in charge-offs and a reduction in the expected impact on credit conditions from the COVID‑19 pandemic.

Depreciation of equipment on operating leases was $49.8 million and $103.4 million for the three and six months ended June 30, 2022, respectively, compared to $60.6 million and $121.7 million for the same periods in 2021, respectively. The decrease for the three and six months ended June 30, 2022, compared to the same periods in 2021, was primarily due to a lower average operating lease portfolio.

Other expenses, net were income of $1.3 million and $4.0 million for the three and six months ended June 30, 2022, respectively, compared to expense of $9.6 million and $11.9 million for the same periods in 2021, respectively. For the three and six months ended June 30, 2022, compared to the same periods in 2021, the decreases were due to higher gains on equipment held for sale.

The effective tax rates for the three months ended June 30, 2022 and 2021 were 24.2% and 24.4%, respectively. The effective tax rate was 23.8% for the six months ended June 30, 2022, compared to 24.0% for the same period in 2021.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change
Retail	$1,024,700	$903,865	$120,835	13.4%
Wholesale	2,796,698	2,268,604	528,094	23.3
Equipment on operating leases	124,296	102,563	21,733	21.2
Total originations	$3,945,694	$3,275,032	$670,662	20.5%

	Six Months Ended
	June 30,
	2022	2021	$ Change	% Change
Retail	$1,931,077	$1,658,050	$273,027	16.5%
Wholesale	4,679,458	4,048,709	630,749	15.6
Equipment on operating leases	246,514	226,738	19,776	8.7
Total originations	$6,857,049	$5,933,497	$923,552	15.6%

The quarter-over-quarter and year-over-year increases in originations for retail, wholesale and equipment on operating leases were primarily due to an increase in sales of CNH Industrial North America equipment.

Total receivables and equipment on operating leases held as of June 30, 2022, December 31, 2021 and June 30, 2021 were as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2022	2021	2021
Retail	$7,040,072	$6,722,247	$6,331,033
Wholesale	2,704,394	2,345,005	2,753,078
Equipment on operating leases	1,584,977	1,707,531	1,800,373
Total receivables and equipment on operating leases	$11,329,443	$10,774,783	$10,884,484

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 1.0% at June 30, 2022 and 0.7% at both December 31, 2021 and June 30, 2021. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at June 30, 2022, December 31, 2021 or June 30, 2021. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $54.1 million, $27.2 million and $33.7 million at June 30, 2022, December 31, 2021 and June 30, 2021, respectively. Total wholesale receivables on nonaccrual status were $18.6 million at June 30, 2021.

Total receivable charge-off amounts and recoveries, by product, for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Charge-offs:
Retail	$4,578	$1,088	$5,475	$4,320
Wholesale	4,631	179	4,631	179
Total charge-offs	9,209	1,267	10,106	4,499
Recoveries:
Retail	(596)	(575)	(893)	(1,351)
Wholesale	(4)	(3)	(15)	(6)
Total recoveries	(600)	(578)	(908)	(1,357)
Charge-offs, net of recoveries:
Retail	3,982	513	4,582	2,969
Wholesale	4,627	176	4,616	173
Total charge-offs, net of recoveries	$8,609	$689	$9,198	$3,142

Our allowance for credit losses on all receivables financed totaled $111.4 million at June 30, 2022, $116.0 million at December 31, 2021 and $123.9 million at June 30, 2021.

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

We believe our allowance is sufficient to provide for expected losses in our receivable portfolio as of June 30, 2022.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured notes, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the six months ended June 30, 2022 and 2021, our cash flows were as follows (dollars in thousands):

	2022	2021
Cash flows from (used in):
Operating activities	$386,773	$225,979
Investing activities	(702,216)	(34,370)
Financing activities	(33,720)	(543,724)
Net cash increase (decrease)	$(349,163)	$(352,115)

Operating activities in the six months ended June 30, 2022 generated cash of $387 million, resulting primarily from net income of $123 million, adjusted by depreciation and amortization of $104 million, a provision for credit losses of $5 million and changes in working capital of $169 million, partially offset by $14 million in deferred tax benefit. The increase in cash provided by operating activities for the six months ended June 30, 2022, compared to the same period in 2021, was primarily due to $170 million related to changes in working capital, a $14 million increase in provision for credit losses and a $11 million increase in net income, partially offset by a $18 million decrease in depreciation and amortization expense and a $16 million decrease in deferred tax adjustment.

Investing activities in the six months ended June 30, 2022 used cash of $702 million, resulting primarily from net expenditures for receivables of $721 million and net expenditures for property, equipment and software of $2 million, partially offset by a $21 million reduction in net expenditures for equipment on operating leases. The increase in cash used by investing activities for the six months ended June 30, 2022, compared to the same period in 2021, was primarily due to a $722 million increase in net expenditures for receivables and a $1 million increase in expenditures for property, equipment and software, partially offset by a $55 million decrease in net expenditures for equipment on operating leases.

Financing activities in the six months ended June 30, 2022 used cash of $34 million, resulting primarily from net cash paid on long-term debt of $274 million and $90 million in dividends paid to CNH Industrial America, partially offset by net cash received on affiliated debt and short-term borrowings of $188 million and $142 million, respectively. The decrease in cash used in financing activities for the six months ended June 30, 2022, compared to the same period in 2021, was primarily due to a decrease in net cash paid on long-term debt, affiliated debt and short-term borrowings of $228 million, $170 million and $122 million, respectively, partially offset by higher dividends of $10 million paid to CNH Industrial America.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost-effective financing source and allows access to a wide investor base. CNH Industrial Capital had approximately $4.6 billion of public and private asset-backed securities outstanding in the U.S. and Canada as of June 30, 2022. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $2.7 billion at June 30, 2022, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At June 30, 2022, approximately $0.6 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

Committed unsecured facilities with banks as of June 30, 2022 totaled $617 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of June 30, 2022, we had $62 million outstanding under these credit facilities. Included in the remaining available credit commitments is $111 million maintained primarily to provide backup liquidity for commercial paper borrowings.

Our outstanding commercial paper totaled 111 million as of June 30, 2022.

As of June 30, 2022, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the "U.S. Senior Notes"): (1)
1.950% notes, due 2023	$600,000
4.200% notes, due 2024	500,000
3.950% notes, due 2025	500,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
Hedging, discounts and unamortized issuance costs	(44,018)
2,655,982
Issued by CNH Industrial Capital Canada (the "Canadian Senior Notes"): (2)
1.500% notes, due 2024	232,112
Discounts and unamortized issuance costs	(1,226)
230,886
Total	$2,886,868
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Industrial Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Industrial Capital America and New Holland Credit.

On May 23, 2022, we completed an offering of $500 million in aggregate principal amount of our 3.950% unsecured notes due 2025, issued at a price to the public of 99.469%.

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

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $187 million and $2 million as of June 30, 2022 and December 31, 2021, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at June 30, 2022 and December 31, 2021 was $1.3 billion and $1.2 billion, respectively. For the six months ended June 30, 2022, CNH Industrial Capital LLC paid cash dividends of $90 million to CNH Industrial America.

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

For the three and six months ended June 30, 2022 and 2021, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$108,680	$113,093	$217,563	$232,274
Interest expense	32,698	39,782	51,012	80,100
Administrative and operating expenses	57,394	61,655	137,415	128,626
Income tax provision	4,457	2,832	7,025	5,731
Net income	$14,131	$8,824	$22,111	$17,817

As of June 30, 2022 and December 31, 2021, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$109,852	$183,809
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $31,257 and $34,173	1,864,335	1,715,740
Equipment on operating leases, net	1,169,110	1,283,428
Short-term debt, including current maturities of long-term debt	267,759	740,257
Accounts payable and other accrued liabilities	784,397	838,482
Long-term debt	2,693,783	2,327,853

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of June 30, 2022 and December 31, 2021 were as follows (dollars in thousands):

	June 30,	December 31,
	2022	2021
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$2,309,436	$2,253,415
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,190,203	3,156,639

For the three and six months ended June 30, 2022 and 2021, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$151,964	$156,546	$299,326	$316,110
Interest expense	42,859	49,537	69,783	99,800
Administrative and operating expenses	74,270	75,966	167,666	158,821
Income tax provision	8,612	7,575	15,396	14,230
Net income	$26,223	$23,468	$46,481	$43,259

As of June 30, 2022 and December 31, 2021, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$134,732	$203,428
Restricted cash and cash equivalents	90,500	103,378
Receivables, less allowance for credit losses of $43,874 and $47,635	3,901,316	3,648,390
Equipment on operating leases, net	1,584,977	1,707,531
Short-term debt, including current maturities of long-term debt	907,956	1,362,012
Accounts payable and other accrued liabilities	871,401	921,681
Long-term debt	3,632,173	3,419,175

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of June 30, 2022 and December 31, 2021 were as follows (dollars in thousands):

	June 30,	December 31,
	2022	2021
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$2,191,597	$2,133,655
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,214,501	3,270,583

Other Data

	As of or for the
	Six Months Ended June 30,
	2022	2021

	(Dollars in thousands)
Total managed receivables	$9,744,466	$9,084,111
Operating lease equipment	1,584,977	1,800,373
Total managed portfolio	$11,329,443	$10,884,484
Delinquency (1)	0.75%	0.52%
Average managed receivables	$9,156,226	$9,067,444
Net credit loss (2)	0.21%	0.13%
Profitability: (3)
Return on average managed portfolio (4)	2.26%	2.09%
Asset Quality:
Allowance for credit losses/total receivables	1.14%	1.36%
(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means Charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Six months ended June 30, 2022 and 2021 annualized.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.

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

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: the continued uncertainties related to the unknown duration and economic, operational and financial impacts of the global COVID-19 pandemic and the actions taken or contemplated by governmental authorities or others in connection with the pandemic on our business, our employees, customers and suppliers; supply chain disruptions, including delays caused by mandated shutdowns, industry capacity constraints, material availability, and global logistics delays and constraints; disruption caused by business responses to COVID-19, including remote working arrangements, which may create increased vulnerability to cybersecurity or data privacy incidents; our ability to execute business continuity plans as a result of COVID-19; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products, including demand uncertainty caused by COVID-19; general economic conditions in each of our markets, including the significant economic uncertainty and volatility caused by the war in the Ukraine and COVID-19; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; volatility in international trade caused by the imposition of tariffs, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which CNH Industrial North America competes; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of CNH Industrial’s products; production difficulties, including capacity and supply constraints and excess inventory levels; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; price pressure on new and used equipment; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and its CNH Industrial North America dealers; security breaches with respect to CNH Industrial’s products; political and civil unrest; volatility and deterioration of capital and financial markets, including other pandemics and terrorist attacks; our ability to realize the anticipated benefits from our business initiatives as part of CNHI’s strategic plan; CNHI’s failure to realize, or a delay in realizing, all of the anticipated benefits of its acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our and CNHI’s success in managing the risks involved in the foregoing.

Forward-looking statements are based upon assumptions relating to the factors described in this filing, which are sometimes based upon estimates and data received from third parties. Such estimates and data are often revised. Actual results may differ materially from the forward-looking statements as a result of a number of risks and uncertainties, many of which are outside of our control. CNH Industrial Capital expressly disclaims any intention or obligation to provide, update or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions or circumstances on which these forward-looking statements are based.

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

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2021 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended June 30, 2022.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the three months ended June 30, 2022.

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
101

Interactive Inline data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (v) Consolidated Statements of Changes in Stockholder’s Equity for the six months ended June 30, 2022 and 2021 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: August 3, 2022	By:	/s/ Douglas MacLeod
		Name:	Douglas MacLeod
		Title:	Chairman and President