Form 10-Q
period 2022-09-30
CNH Industrial Capital LLC
filed 2022-11-09
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

As of September 30, 2022, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES
Interest income on retail notes and finance leases	$54,888	$43,531	$150,637	$123,582
Interest income on wholesale notes	8,043	7,577	19,731	24,906
Interest and other income from affiliates	67,488	71,322	195,027	226,399
Rental income on operating leases	61,657	66,870	188,243	202,894
Other income	7,481	16,791	22,604	29,220
Total revenues	199,557	206,091	576,242	607,001
EXPENSES
Interest expense:
Interest expense to third parties	62,539	46,093	147,831	149,643
Interest expense to affiliates	2,933	1,260	4,632	3,825
Total interest expense	65,472	47,353	152,463	153,468
Administrative and operating expenses:
Fees charged by affiliates	12,946	11,394	36,519	34,118
Provision (benefit) for credit losses	(1,825)	622	2,944	(8,917)
Depreciation of equipment on operating leases	50,086	59,577	153,444	181,273
Other expenses, net	3,416	5,209	(564)	17,084
Total administrative and operating expenses	64,623	76,802	192,343	223,558
Total expenses	130,095	124,155	344,806	377,026
INCOME BEFORE TAXES	69,462	81,936	231,436	229,975
Income tax provision	16,159	19,514	54,752	55,060
NET INCOME	$53,303	$62,422	$176,684	$174,915

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
NET INCOME	$53,303	$62,422	$176,684	$174,915
Other comprehensive income (loss):
Foreign currency translation adjustment	(37,238)	(16,310)	(47,830)	(661)
Pension liability adjustment	(158)	(42)	(512)	(157)
Change in derivative financial instruments	1,572	757	11,931	3,830
Total other comprehensive income	(35,824)	(15,595)	(36,411)	3,012
COMPREHENSIVE INCOME	$17,479	$46,827	$140,273	$177,927

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$105,915	$426,917
Restricted cash and cash equivalents	440,152	601,742
Receivables, less allowance for credit losses of $108,358 and $115,953, respectively	9,881,490	8,951,299
Affiliated accounts and notes receivable	52,911	259,699
Equipment on operating leases, net	1,510,285	1,707,531
Equipment held for sale	15,314	26,320
Goodwill	108,181	110,226
Other intangible assets, net	16,850	16,452
Other assets	107,154	87,582
TOTAL	$12,238,252	$12,187,768
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$3,858,269	$3,755,368
Accounts payable and other accrued liabilities	1,009,771	1,038,930
Affiliated debt	216,364	2,100
Long-term debt	5,873,776	6,141,970
Total liabilities	10,958,180	10,938,368
Commitments and contingent liabilities (Note 11)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	843,868	843,469
Accumulated other comprehensive loss	(147,868)	(111,457)
Retained earnings	584,072	517,388
Total stockholder’s equity	1,280,072	1,249,400
TOTAL	$12,238,252	$12,187,768

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

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

	September 30,	December 31,
	2022	2021
Restricted cash and cash equivalents	$440,152	$601,742
Receivables, less allowance for credit losses of $54,244 and $61,652, respectively	6,789,044	6,634,540
TOTAL	$7,229,196	$7,236,282

Short-term debt (including current maturities of long-term debt)	$2,997,387	$3,015,110
Long-term debt	3,537,942	3,453,396
TOTAL	$6,535,329	$6,468,506

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Dollars in thousands)

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$176,684	$174,915
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	153,450	181,279
Amortization of intangibles	1,632	1,400
Provision (benefit) for credit losses	2,944	(8,917)
Deferred income tax expense (benefit)	(31,375)	3,890
Changes in components of working capital:
Change in affiliated accounts and notes receivables	206,788	(222,541)
Change in other assets and equipment held for sale	(6,130)	21,988
Change in accounts payable and other accrued liabilities	11,612	71,616
Net cash from (used in) operating activities	515,605	223,630
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(10,325,233)	(8,733,466)
Collections of receivables	9,238,310	8,743,735
Purchase of equipment on operating leases	(354,324)	(334,539)
Proceeds from disposal of equipment on operating leases	374,439	281,336
Change in property, equipment and software, net	(2,029)	(1,652)
Net cash from (used in) investing activities	(1,068,837)	(44,586)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	670,960	259,793
Payment of affiliated debt	(446,072)	(443,103)
Proceeds from issuance of long-term debt	2,594,387	3,039,408
Payment of long-term debt	(2,825,471)	(3,002,563)
Change in short-term borrowings, net	186,836	(6,688)
Dividends paid to CNH Industrial America LLC	(110,000)	(160,000)
Net cash from (used in) financing activities	70,640	(313,153)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(482,592)	(134,109)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	1,028,659	1,018,551
End of period	$546,067	$884,442
CASH PAID DURING THE PERIOD FOR INTEREST	$159,632	$156,617
CASH PAID DURING THE PERIOD FOR TAXES	$86,751	$43,459

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE — January 1, 2022	$—	$843,469	$(111,457)	$517,388	$1,249,400
Net income	—	—	—	63,487	63,487
Dividends paid to CNH Industrial America LLC	—	—	—	(25,000)	(25,000)
Foreign currency translation adjustment	—	—	9,154	—	9,154
Stock compensation	—	101	—	—	101
Pension liability adjustment, net of tax	—	—	(186)	—	(186)
Change in derivative financial instruments, net of tax	—	—	6,451	—	6,451
BALANCE — March 31, 2022	$—	$843,570	$(96,038)	$555,875	$1,303,407
Net income	—	—	—	59,894	59,894
Dividends paid to CNH Industrial America LLC	—	—	—	(65,000)	(65,000)
Foreign currency translation adjustment	—	—	(19,746)	—	(19,746)
Stock compensation	—	134	—	—	134
Pension liability adjustment, net of tax	—	—	(168)	—	(168)
Change in derivative financial instruments, net of tax	—	—	3,908	—	3,908
BALANCE — June 30, 2022	$—	$843,704	$(112,044)	$550,769	$1,282,429
Net income	—	—	—	53,303	53,303
Dividends paid to CNH Industrial America LLC	—	—	—	(20,000)	(20,000)
Foreign currency translation adjustment	—	—	(37,238)	—	(37,238)
Stock compensation	—	164	—	—	164
Pension liability adjustment, net of tax	—	—	(158)	—	(158)
Change in derivative financial instruments, net of tax	—	—	1,572	—	1,572
BALANCE — September 30, 2022	$—	$843,868	$(147,868)	$584,072	$1,280,072

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Continued)

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE — January 1, 2021	$—	$843,234	$(120,235)	$537,173	$1,260,172
Net income	—	—	—	55,980	55,980
Foreign currency translation adjustment	—	—	5,758	—	5,758
Stock compensation	—	111	—	—	111
Pension liability adjustment, net of tax	—	—	(56)	—	(56)
Change in derivative financial instruments, net of tax	—	—	2,263	—	2,263
BALANCE — March 31, 2021	$—	$843,345	$(112,270)	$593,153	$1,324,228
Net income	—	—	—	56,513	56,513
Dividends paid to CNH Industrial America LLC	—	—	—	(80,000)	(80,000)
Foreign currency translation adjustment	—	—	9,891	—	9,891
Stock compensation	—	116	—	—	116
Pension liability adjustment, net of tax	—	—	(59)	—	(59)
Change in derivative financial instruments, net of tax	—	—	810	—	810
BALANCE — June 30, 2021	$—	$843,461	$(101,628)	$569,666	$1,311,499
Net income	—	—	—	62,422	62,422
Dividends paid to CNH Industrial America LLC	—	—	—	(80,000)	(80,000)
Foreign currency translation adjustment	—	—	(16,310)	—	(16,310)
Stock compensation	—	(33)	—	—	(33)
Pension liability adjustment, net of tax	—	—	(42)	—	(42)
Change in derivative financial instruments, net of tax	—	—	757	—	757
BALANCE — September 30, 2021	$—	$843,428	$(117,223)	$552,088	$1,278,293

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

The COVID-19 pandemic has resulted in uncertainties in the Company’s business, which may cause actual results to differ materially from the estimates and assumptions used in the preparation of the financial statements including, but not limited to, future cash flows associated with the allowance for credit losses, the determination of end-of-lease market values for equipment on operating leases, goodwill and income taxes. Changes in estimates are recorded in the results of operations in the period that the events or circumstances giving rise to such changes occur.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 can be adopted beginning as of March 12, 2020 through December 31, 2022 and may be applied as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The Company has not adopted ASU 2020-04 as of September 30, 2022. ASU 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended September 30, 2022:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(123,210)	$1,983	$12,911	$(108,316)
Tax asset (liability)	—	(473)	(3,255)	(3,728)
Beginning balance, net of tax	(123,210)	1,510	9,656	(112,044)
Other comprehensive income (loss) before reclassifications	(37,238)	(59)	2,439	(34,858)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(150)	(342)	(492)
Tax effects	—	51	(525)	(474)
Net current-period other comprehensive income (loss)	(37,238)	(158)	1,572	(35,824)
Total	$(160,448)	$1,352	$11,228	$(147,868)

The following table summarizes the changes in the components of the Company’s AOCI balance and related tax effects for the nine months ended September 30, 2022:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(112,618)	$2,451	$(956)	$(111,123)
Tax asset (liability)	—	(587)	253	(334)
Beginning balance, net of tax	(112,618)	1,864	(703)	(111,457)
Other comprehensive income (loss) before reclassifications	(47,830)	(229)	16,521	(31,538)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(447)	(557)	(1,004)
Tax effects	—	164	(4,033)	(3,869)
Net current-period other comprehensive income (loss)	(47,830)	(512)	11,931	(36,411)
Total	$(160,448)	$1,352	$11,228	$(147,868)

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the nine months ended September 30, 2021:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(113,284)	$67	$(9,542)	$(122,759)
Tax asset (liability)	—	(5)	2,529	2,524
Beginning balance, net of tax	(113,284)	62	(7,013)	(120,235)
Other comprehensive income (loss) before reclassifications	(661)	(314)	4,665	3,690
Amounts reclassified from accumulated other comprehensive income (loss)	—	107	546	653
Tax effects	—	50	(1,381)	(1,331)
Net current-period other comprehensive income (loss)	(661)	(157)	3,830	3,012
Total	$(113,945)	$(95)	$(3,183)	$(117,223)

The reclassifications out of AOCI for the three and nine months ended September 30, 2022 and 2021 were immaterial.

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of September 30, 2022 and December 31, 2021 is as follows:

	September 30,	December 31,
	2022	2021
Retail	$1,265,557	$993,768
Wholesale	784,228	576,810
Finance lease	187,890	177,347
Restricted receivables	7,752,173	7,319,327
Gross receivables	9,989,848	9,067,252
Less: Allowance for credit losses	(108,358)	(115,953)
Total receivables, net	$9,881,490	$8,951,299

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Retail	$5,712,873	$5,551,132
Wholesale	2,039,300	1,768,195
Total restricted receivables	$7,752,173	$7,319,327

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

Allowance for credit losses activity for the three months ended September 30, 2022 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$105,937	$5,467	$111,404
Charge-offs	(1,689)	—	(1,689)
Recoveries	739	508	1,247
Provision (benefit)	(1,410)	(415)	(1,825)
Foreign currency translation and other	(743)	(36)	(779)
Ending balance	$102,834	$5,524	$108,358

Allowance for credit losses activity for the nine months ended September 30, 2022 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$109,742	$6,211	$115,953
Charge-offs	(7,164)	(4,631)	(11,795)
Recoveries	1,632	523	2,155
Provision (benefit)	(527)	3,471	2,944
Foreign currency translation and other	(849)	(50)	(899)
Ending balance	$102,834	$5,524	$108,358
Receivables:
Ending balance	$7,166,320	$2,823,528	$9,989,848

At September 30, 2022, the allowance for credit losses included decreases in reserves primarily due to charge-offs and a reduction in the expected impact on credit conditions from the COVID-19 pandemic, partially offset by specific reserve needs. The Company continues to monitor the situation and will update the macroeconomic factors and qualitative factors in future periods, as warranted.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended September 30, 2021 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$116,684	$7,234	$123,918
Charge-offs	(4,736)	—	(4,736)
Recoveries	368	108	476
Provision (benefit)	2,420	(1,798)	622
Foreign currency translation and other	(433)	(22)	(455)
Ending balance	$114,303	$5,522	$119,825

Allowance for credit losses activity for the nine months ended September 30, 2021 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance	$126,851	$9,285	$136,136
Charge-offs	(9,056)	(179)	(9,235)
Recoveries	1,719	114	1,833
Provision (benefit)	(5,218)	(3,699)	(8,917)
Foreign currency translation and other	7	1	8
Ending balance	$114,303	$5,522	$119,825
Receivables:
Ending balance	$6,444,586	$2,570,906	$9,015,492

Allowance for credit losses activity for the year ended December 31, 2021 is as follows:

	Retail	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$126,851	$9,285	$136,136
Charge-offs	(14,929)	(179)	(15,108)
Recoveries	2,177	126	2,303
Provision (benefit)	(4,437)	(3,023)	(7,460)
Foreign currency translation and other	80	2	82
Ending balance	$109,742	$6,211	$115,953
Receivables:
Ending balance	$6,722,247	$2,345,005	$9,067,252

At both September 30, 2021 and December 31, 2021, the allowance for credit losses included a release of reserves primarily due to the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID-19 pandemic.

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

The aging of receivables as of September 30, 2022 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Retail
United States
2022	$1,604	$1,342	$63	$3,009	$2,184,219	$2,187,228
2021	4,687	574	2,471	7,732	1,795,388	1,803,120
2020	2,331	911	29,664	32,906	919,516	952,422
2019	2,082	817	4,520	7,419	450,975	458,394
2018	869	752	1,334	2,955	241,825	244,780
Prior to 2018	446	527	4,868	5,841	96,666	102,507
Total	$12,019	$4,923	$42,920	$59,862	$5,688,589	$5,748,451
Canada
2022	$7	$—	$52	$59	$534,194	$534,253
2021	719	902	1,186	2,807	491,232	494,039
2020	354	1,055	697	2,106	212,934	215,040
2019	90	277	835	1,202	103,762	104,964
2018	102	246	494	842	50,233	51,075
Prior to 2018	113	104	1,163	1,380	17,118	18,498
Total	$1,385	$2,584	$4,427	$8,396	$1,409,473	$1,417,869
Wholesale
United States	$20	$—	$3	$23	$2,349,183	$2,349,206
Canada	$2	$1	$—	$3	$474,319	$474,322
Total
Retail	$13,404	$7,507	$47,347	$68,258	$7,098,062	$7,166,320
Wholesale	$22	$1	$3	$26	$2,823,502	$2,823,528

The aging of receivables as of December 31, 2021 is as follows:

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

Included in the receivables balance at September 30, 2022 and December 31, 2021 is accrued interest of $51,835 and $41,953, respectively. The Company does not include accrued interest in its allowance for credit losses. Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged off to interest income. Interest income charged off was not material for the three and nine months ended September 30, 2022 and 2021. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022			December 31, 2021
	Retail	Wholesale	Total	Retail	Wholesale	Total
United States	$45,982	$—	$45,982	$24,028	$—	$24,028
Canada	$4,427	$—	$4,427	$3,127	$—	$3,127

As of September 30, 2022 and December 31, 2021, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three and nine months ended September 30, 2022 and 2021 was immaterial.

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

As of September 30, 2022 and 2021, the Company’s retail and wholesale TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $76,484) as of September 30, 2022 are as follows:

2022	$55,721
2023	176,326
2024	111,867
2025	52,737
2026 and thereafter	22,415
Total lease payments	$419,066

NOTE 6: CREDIT FACILITIES AND DEBT

On August 23, 2022, the Company, through a bankruptcy-remote trust, issued $835,690 of amortizing asset-backed notes secured by U.S. retail receivables.

On September 15, 2022, the Company extended the maturity date of the U.S. retail committed asset-backed facility to September 2024.

Committed unsecured facilities with banks as of September 30, 2022, totaled $602,233. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of September 30, 2022, the Company had $56,751 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company’s outstanding commercial paper totaled $150,772 as of September 30, 2022.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended September 30, 2022 and 2021 were 23.3% and 23.8%, respectively. The effective tax rate was 23.7% for the nine months ended September 30, 2022, compared to 23.9% for the same period in 2021.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of September 30, 2022, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 54 months. As of September 30, 2022, the after-tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately ($1,518).

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and nine months ended September 30, 2022 and 2021.

All of the Company’s interest rate derivatives as of September 30, 2022 and December 31, 2021 are considered Level 2. The fair market value of these derivatives is calculated using market data inputs and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $3,615,729 and $3,561,606 at September 30, 2022 and December 31, 2021, respectively. The ten-month average notional amounts for the nine months ended September 30, 2022 and 2021 were $3,746,080 and $4,167,183, respectively.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of September 30, 2022 and December 31, 2021 in the consolidated balance sheets are recorded as follows:

	September 30,	December 31,
	2022	2021
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$7,783	$32,632
Accounts payable and other accrued liabilities:
Interest rate derivatives	$51,040	$6,750
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$70,225	$8,391
Foreign exchange contracts	5,016	1,938
Total	$75,241	$10,329
Accounts payable and other accrued liabilities:
Interest rate derivatives	$70,225	$8,391
Foreign exchange contracts	—	4,041
Total	$70,225	$12,432

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and nine months ended September 30, 2022 and 2021 are recorded in the following accounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$2,439	$833	$16,521	$4,665
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	$342	$(197)	$557	$(546)
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$(6,256)	$(4,150)	$(7,119)	$(2,038)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, all of which are measured as Level 2:

	September 30,	December 31,
	2022	2021
Assets
Interest rate derivatives	$78,008	$41,023
Foreign exchange contracts	5,016	1,938
Total assets	$83,024	$42,961
Liabilities
Interest rate derivatives	$121,265	$15,141
Foreign exchange contracts	—	4,041
Total liabilities	$121,265	$19,182

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$9,881,490	$9,667,490	$8,951,299	$9,044,561
Long-term debt	$5,873,776	$5,438,956	$6,141,970	$6,059,202

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
United States	$157,790	$165,669	$454,254	$484,528
Canada	42,301	41,915	125,229	126,382
Eliminations	(534)	(1,493)	(3,241)	(3,909)
Total	$199,557	$206,091	$576,242	$607,001
Interest expense
United States	$52,303	$39,064	$122,066	$127,264
Canada	13,703	9,782	33,638	30,113
Eliminations	(534)	(1,493)	(3,241)	(3,909)
Total	$65,472	$47,353	$152,463	$153,468
Net income
United States	$44,005	$50,377	$141,972	$136,919
Canada	9,298	12,045	34,712	37,996
Total	$53,303	$62,422	$176,684	$174,915
Depreciation and amortization
United States	$37,813	$47,292	$117,244	$144,373
Canada	12,814	12,760	37,838	38,306
Total	$50,627	$60,052	$155,082	$182,679
Expenditures for equipment on operating leases
United States	$73,055	$81,918	$251,617	$250,488
Canada	34,755	25,883	102,707	84,051
Total	$107,810	$107,801	$354,324	$334,539
Provision (benefit) for credit losses
United States	$(2,373)	$83	$2,826	$(9,274)
Canada	548	539	118	357
Total	$(1,825)	$622	$2,944	$(8,917)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	September 30,	December 31,
	2022	2021
Total assets
United States	$10,027,341	$9,870,766
Canada	2,426,001	2,538,581
Eliminations	(215,090)	(221,579)
Total	$12,238,252	$12,187,768
Managed receivables
United States	$8,097,657	$7,121,138
Canada	1,892,191	1,946,114
Total	$9,989,848	$9,067,252

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Subsidy from CNH Industrial North America
Retail	$30,885	$34,793	$94,373	$108,634
Wholesale	24,563	22,566	63,310	71,945
Operating lease	11,328	13,620	36,179	45,096
Income from affiliated receivables
CNH Industrial North America	206	291	535	590
Other affiliates	506	52	630	134
Total interest and other income from affiliates	$67,488	$71,322	$195,027	$226,399

Interest expense to affiliates was $2,933 and $1,260, respectively, for the three months ended September 30, 2022 and 2021 and $4,632 and $3,825, respectively, for the nine months ended September 30, 2022 and 2021. Fees charged by affiliates were $12,946 and $11,394, respectively, for the three months ended September 30, 2022 and 2021, and $36,519 and $34,118, respectively, for the nine months ended September 30, 2022 and 2021, which amounts consist of payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of September 30, 2022 and December 31, 2021, the Company had various accounts and notes receivable and debt with the following affiliates:

	September 30,	December 31,
	2022	2021
Affiliated receivables
CNH Industrial America	$—	$243,499
CNH Industrial Canada Ltd.	—	3,289
Banco CNH Industrial Capital Brazil	40,418	—
Other affiliates	12,493	12,911
Total affiliated receivables	$52,911	$259,699
Affiliated debt
CNH Industrial America	$86,196	$—
CNH Industrial Canada Ltd.	129,868	—
Other affiliates	300	2,100
Total affiliated debt	$216,364	$2,100

Accounts payable and other accrued liabilities, including tax payables, of $198,345 and $164,500 were payable to related parties as of September 30, 2022 and December 31, 2021, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

Guarantees

The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $26,400. The guarantees are in effect for the term of the underlying funding facilities.

Commitments

The Company has various agreements, on an uncommitted basis, to extend credit for the wholesale and dealer financing managed portfolio. At September 30, 2022, the total credit limit available was $5,933,774, of which $2,725,609 was utilized.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 12: SUBSEQUENT EVENTS

On October 7, 2022, CNH Industrial Capital America and CNH Industrial Capital Canada closed on its previously announced purchase of Citibank, N.A. and Citi Cards Canada Inc.’s portfolio of commercial revolving account (“CRA”) receivables underlying a private-label CRA product offered through CNH Industrial North America dealers.

On October 14, 2022, the Company completed an offering of $400,000 in aggregate principal amount of its 5.450% unsecured notes due 2025, with an issue price of 99.349%.

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

Trends and Economic Conditions

The effects of the COVID-19 pandemic and the related actions of governments and other authorities to contain COVID-19 spread have affected and may continue to affect our operational and financial performance. Governments in the U.S. and Canada designated part of CNH Industrial North America’s businesses as essential critical infrastructure businesses. This designation allows us to operate in support of our dealers and customers to the extent possible. We also continue to prioritize the health, safety and well-being of our employees.

For CNH Industrial, the COVID-19 pandemic and other economic and geopolitical factors, including inflation, increased raw material prices and the war in Ukraine, continue to create volatility in the global economy, including supply chain disruptions, as well as increased transportation costs. These factors along with intermittent sub-component availability (notably for semiconductors) leads to pressure in production at CNH Industrial facilities. CNH Industrial will continue to work to mitigate the impact of these issues in order to meet end-market demand and continue to monitor the situation as conditions remain fluid and evolve throughout the year.

Our business is closely related to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended September 30, 2022, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,718 million and $438 million, respectively, representing increases of 33.1% and 27.7% from the same period in 2021, respectively. For the nine months ended September 30, 2022, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $4,651 million and $1,244 million, respectively, representing increases of 27.9% and 24.8% from the same period in 2021, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $53.3 million for the three months ended September 30, 2022, compared to $62.4 million for the same period in 2021. The decrease was primarily due to a lower net interest margin, partially offset by lower depreciation of equipment on operating leases, higher recoveries on used equipment sales and a decreased provision for credit losses. Net income was $176.7 million and $174.9 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in net income was primarily due to lower depreciation of equipment on operating leases, higher recoveries on used equipment sales and a decreased provision for credit losses, partially offset by a lower net interest margin. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.7% at September 30, 2022 and 0.5% at both December 31, 2021 and September 30, 2021.

Macroeconomic issues for us include the uncertainty of governmental actions with respect to monetary, fiscal and legislative policies, changes in demand and pricing for used equipment, capital market disruptions, trade agreements, and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America’s and our results.

Results of Operations

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

Revenues

Revenues for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2022	2021	$ Change	% Change
Interest income on retail notes and finance leases	$54,888	$43,531	$11,357	26.1%
Interest income on wholesale notes	8,043	7,577	466	6.2
Interest and other income from affiliates	67,488	71,322	(3,834)	(5.4)
Rental income on operating leases	61,657	66,870	(5,213)	(7.8)
Other income	7,481	16,791	(9,310)	(55.4)
Total revenues	$199,557	$206,091	$(6,534)	(3.2)%

	Nine Months Ended
	September 30,
	2022	2021	$ Change	% Change
Interest income on retail notes and finance leases	$150,637	$123,582	$27,055	21.9%
Interest income on wholesale notes	19,731	24,906	(5,175)	(20.8)
Interest and other income from affiliates	195,027	226,399	(31,372)	(13.9)
Rental income on operating leases	188,243	202,894	(14,651)	(7.2)
Other income	22,604	29,220	(6,616)	(22.6)
Total revenues	$576,242	$607,001	$(30,759)	(5.1)%

Revenues totaled $199.6 million and $576.2 million for the three and nine months ended September 30, 2022, respectively, compared to $206.1 million and $607.0 million for the same periods in 2021, respectively. The quarter-over-quarter and year-over-year decreases were primarily due to lower retail and wholesale yields and a portfolio mix shift to lower-yield retail financing products. The average yield for the managed portfolio was 6.7% and 7.0% for the three months ended September 30, 2022 and 2021, respectively, and 6.7% and 7.1% for the nine months ended September 30, 2022 and 2021, respectively.

Interest income on retail notes and finance leases for the three and nine months ended September 30, 2022 was $54.9 million and $150.6 million, respectively, representing increases of $11.4 million and $27.1 million from the same periods in 2021, respectively. For the third quarter, the increase was due to the favorable impacts of $6.3 million from higher interest rates and $5.1 million from higher average earning assets. For the nine months ended September 30, 2022, compared to the same period in 2021, the increase was due to the favorable impacts of $14.1 million from higher interest rates and $13.0 million from higher average earning assets.

Interest income on wholesale notes for the three and nine months ended September 30, 2022 was $8.0 million and $19.7 million, respectively, representing an increase of $0.4 million and a decrease of $5.2 million from the same periods in 2021, respectively. For the third quarter, the increase was due to a $2.0 million favorable impact from higher interest rates, partially offset by a $1.6 million unfavorable impact from lower average earning assets. For the nine months ended September 30, 2022, compared to the same period in 2021, the decrease was due to a $6.1 million unfavorable impact from lower average earning assets, partially offset by a $0.9 million favorable impact from higher interest rates.

Interest and other income from affiliates for the three and nine months ended September 30, 2022 was $67.5 million and $195.0 million, respectively, compared to $71.3 million and $226.4 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2022, compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $30.9 million and $94.4 million, respectively, a decrease of $3.9 million and $14.3 million from the same periods in 2021, respectively. Both the quarter-over-quarter and year-over-year decreases were primarily due to pricing. For the three and nine months ended September 30, 2022, compensation from CNH Industrial North America for wholesale marketing programs was $24.6 million and $63.3 million, respectively, an increase of $2.0 million and a decrease of $8.6 million from the same periods in 2021, respectively. The quarter-over-quarter increase was primarily due to higher originations. The year-over-year decrease was primarily due to lower utilization of interest-free periods. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $11.3 million and $36.2 million for the three and nine months ended September 30, 2022, respectively, a decrease of $2.3 million and $8.9 million from the same periods in 2021, respectively. The decreases were primarily due to lower average earning assets.

Rental income on operating leases for the three and nine months ended September 30, 2022 was $61.7 million and $188.2 million, respectively, representing decreases of $5.2 million and $14.6 million from the same periods in 2021, respectively. The third quarter decrease was primarily due to a $7.9 million unfavorable impact from lower average earning assets, partially offset by a $2.7 million favorable impact from higher interest rates. For the nine months ended September 30, 2022, compared to the same period in 2021, the decrease was primarily due to a $22.3 million unfavorable impact from lower average earning assets, partially offset by a $7.7 million favorable impact from higher interest rates.

Other income for the three and nine months ended September 30, 2022 was $7.5 million and $22.6 million, respectively, representing a decrease of $9.3 million and $6.6 million from the same periods in 2021, respectively.

Expenses

Expenses for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2022	2021	$ Change	% Change
Total interest expense	$65,472	$47,353	$18,119	38.3%
Fees charged by affiliates	12,946	11,394	1,552	13.6
Provision (benefit) for credit losses	(1,825)	622	(2,447)	(393.4)
Depreciation of equipment on operating leases	50,086	59,577	(9,491)	(15.9)
Other expenses, net	3,416	5,209	(1,793)	(34.4)
Total expenses	$130,095	$124,155	$5,940	4.8%

	Nine Months Ended
	September 30,
	2022	2021	$ Change	% Change
Total interest expense	$152,463	$153,468	$(1,005)	(0.7)%
Fees charged by affiliates	36,519	34,118	2,401	7.0
Provision (benefit) for credit losses	2,944	(8,917)	11,861	(133.0)
Depreciation of equipment on operating leases	153,444	181,273	(27,829)	(15.4)
Other expenses, net	(564)	17,084	(17,648)	(103.3)
Total expenses	$344,806	$377,026	$(32,220)	(8.5)%

Interest expense totaled $65.5 million and $152.5 million for the three and nine months ended September 30, 2022, respectively, compared to $47.4 million and $153.5 million for the same periods in 2021, respectively. For the three months ended September 30, 2022, the increase was due to the unfavorable impacts of $17.6 million from higher average interest rates and $0.5 million from higher average total debt. For the nine months ended September 30, 2022, the decrease was due to a $1.2 million favorable impact from lower average interest rates, partially offset by a $0.2 million unfavorable impact from higher average total debt. The average debt cost was 2.1% for the nine months ended September 30, 2022 and September 30, 2021.

The provision (benefit) for credit losses was a $1.8 million benefit and a $2.9 million provision for the three and nine months ended September 30, 2022, respectively, compared to a $0.6 million provision and an $8.9 million benefit for the same periods in 2021, respectively. For the nine months ended September 30, 2022, the increase was due to specific reserve needs and an increase in charge-offs, partially offset by a reduction in the expected impact on credit conditions from the COVID‑19 pandemic.

Depreciation of equipment on operating leases was $50.1 million and $153.4 million for the three and nine months ended September 30, 2022, respectively, compared to $59.6 million and $181.3 million for the same periods in 2021, respectively. The decrease for the three and nine months ended September 30, 2022, compared to the same periods in 2021, was primarily due to a lower average operating lease portfolio.

Other expenses, net were an expense of $3.4 million and income of $0.6 million for the three and nine months ended September 30, 2022, respectively, compared to expenses of $5.2 million and $17.1 million for the same periods in 2021, respectively. For the three and nine months ended September 30, 2022, compared to the same periods in 2021, the decreases were due to higher gains on equipment held for sale.

The effective tax rates for the three months ended September 30, 2022 and 2021 were 23.3% and 23.8%, respectively. The effective tax rate was 23.7% for the nine months ended September 30, 2022, compared to 23.9% for the same period in 2021.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2022	2021	$ Change	% Change
Retail	$925,927	$849,568	$76,359	9.0%
Wholesale	2,788,771	2,177,139	611,632	28.1
Equipment on operating leases	107,810	107,801	9	0.0
Total originations	$3,822,508	$3,134,508	$688,000	21.9%

	Nine Months Ended
	September 30,
	2022	2021	$ Change	% Change
Retail	$2,857,004	$2,507,618	$349,386	13.9%
Wholesale	7,468,229	6,225,848	1,242,381	20.0
Equipment on operating leases	354,324	334,539	19,785	5.9
Total originations	$10,679,557	$9,068,005	$1,611,552	17.8%

The quarter-over-quarter and year-over-year increases in originations for retail, wholesale and equipment on operating leases were primarily due to an increase in sales of CNH Industrial North America equipment.

Total receivables and equipment on operating leases held as of September 30, 2022, December 31, 2021 and September 30, 2021 were as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2022	2021	2021
Retail	$7,166,320	$6,722,247	$6,444,586
Wholesale	2,823,528	2,345,005	2,570,906
Equipment on operating leases	1,510,285	1,707,531	1,740,969
Total receivables and equipment on operating leases	$11,500,133	$10,774,783	$10,756,461

The total retail receivables balance greater than 30 days past due as a percentage of the retail receivables was 1.0% at September 30, 2022 and 0.7% at both December 31, 2021 and September 30, 2021. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at September 30, 2022, December 31, 2021 or September 30, 2021. Total retail receivables on nonaccrual status, which represent receivables for which we have ceased accruing finance income, were $50.4 million, $27.2 million and $32.3 million at September 30, 2022, December 31, 2021 and September 30, 2021, respectively.

Total receivable charge-off amounts and recoveries, by product, for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Charge-offs:
Retail	$1,689	$4,736	$7,164	$9,056
Wholesale	—	—	4,631	179
Total charge-offs	1,689	4,736	11,795	9,235
Recoveries:
Retail	(739)	(368)	(1,632)	(1,719)
Wholesale	(508)	(108)	(523)	(114)
Total recoveries	(1,247)	(476)	(2,155)	(1,833)
Charge-offs, net of recoveries:
Retail	950	4,368	5,532	7,337
Wholesale	(508)	(108)	4,108	65
Total charge-offs, net of recoveries	$442	$4,260	$9,640	$7,402

Our allowance for credit losses on all receivables financed totaled $108.4 million at September 30, 2022, $116.0 million at December 31, 2021 and $119.8 million at September 30, 2021.

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

We believe our allowance is sufficient to provide for expected losses in our receivable portfolio as of September 30, 2022.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured notes, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the nine months ended September 30, 2022 and 2021, our cash flows were as follows (dollars in thousands):

	2022	2021
Cash flows from (used in):
Operating activities	$515,605	$223,630
Investing activities	(1,068,837)	(44,586)
Financing activities	70,640	(313,153)
Net cash increase (decrease)	$(482,592)	$(134,109)

Operating activities in the nine months ended September 30, 2022 generated cash of $516 million, resulting primarily from net income of $177 million, adjusted by depreciation and amortization of $155 million, changes in working capital of $212 million and a provision for credit losses of $3 million, partially offset by $31 million in deferred income tax benefit. The increase in cash provided by operating activities for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to $341 million related to changes in working capital, a $12 million increase in provision for credit losses and a $2 million increase in net income, partially offset by a $35 million decrease in deferred income tax adjustment and a $28 million decrease in depreciation and amortization.

Investing activities in the nine months ended September 30, 2022 used cash of $1,069 million, resulting primarily from net expenditures for receivables of $1,087 million and net expenditures for property, equipment and software of $2 million, partially offset by a $20 million reduction in net expenditures for equipment on operating leases. The increase in cash used by investing activities for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to a $1,097 million increase in net expenditures for receivables, partially offset by a $73 million decrease in net expenditures for equipment on operating leases.

Financing activities in the nine months ended September 30, 2022 generated cash of $71 million, resulting primarily from net cash received on affiliated debt and short-term borrowings of $225 million and $187 million, respectively, partially offset by net cash paid on long-term debt of $231 million and $110 million in dividends paid to CNH Industrial America. The increase in cash provided in financing activities for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to an increase in net cash proceeds issued of affiliated debt and short-term borrowings of $408 million and $194 million, respectively, and lower dividends of $50 million paid to CNH Industrial America, partially offset by an increase in net cash paid on long-term debt of $268 million.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost-effective financing source and allows access to a wide investor base. CNH Industrial Capital had approximately $4.8 billion of public and private asset-backed securities outstanding in the U.S. and Canada as of September 30, 2022. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $2.7 billion at September 30, 2022, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At September 30, 2022, approximately $0.8 billion of funding was available for use under these facilities.

Unsecured Facilities and Debt

Committed unsecured facilities with banks as of September 30, 2022, totaled $602 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of September 30, 2022, we had $57 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. Our outstanding commercial paper totaled $151 million as of September 30, 2022.

As of September 30, 2022, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the "U.S. Senior Notes"): (1)
1.950% notes, due 2023	$600,000
4.200% notes, due 2024	500,000
3.950% notes, due 2025	500,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
Hedging, discounts and unamortized issuance costs	(69,366)
2,630,634
Issued by CNH Industrial Capital Canada (the "Canadian Senior Notes"): (2)
1.500% notes, due 2024	218,222
Discounts and unamortized issuance costs	(1,028)
217,194
Total	$2,847,828
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Industrial Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Industrial Capital America and New Holland Credit.

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

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $216 million and $2 million as of September 30, 2022 and December 31, 2021, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at September 30, 2022 and December 31, 2021 was $1.3 billion and $1.2 billion, respectively. For the nine months ended September 30, 2022, CNH Industrial Capital LLC paid cash dividends of $110 million to CNH Industrial America.

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

(3)	in certain other circumstances.

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

For the three and nine months ended September 30, 2022 and 2021, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$118,898	$122,823	$336,461	$355,097
Interest expense	53,491	40,358	104,503	120,458
Administrative and operating expenses	66,696	57,113	204,111	185,739
Income tax provision (benefit)	(431)	6,180	6,594	11,910
Net income	$(858)	$19,172	$21,253	$36,990

As of September 30, 2022 and December 31, 2021, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$84,176	$183,809
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $29,466 and $34,173	1,884,339	1,715,740
Equipment on operating leases, net	1,113,484	1,283,428
Short-term debt, including current maturities of long-term debt	860,883	740,257
Accounts payable and other accrued liabilities	746,625	838,482
Long-term debt	2,060,402	2,327,853

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of September 30, 2022 and December 31, 2021 were as follows (dollars in thousands):

	September 30,	December 31,
	2022	2021
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$2,360,097	$2,253,415
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,123,491	3,156,639

For the three and nine months ended September 30, 2022 and 2021, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$160,644	$164,143	$459,970	$480,253
Interest expense	66,639	49,545	136,422	149,345
Administrative and operating expenses	83,371	73,177	251,037	231,998
Income tax provision	2,535	10,176	17,931	24,406
Net income	$8,099	$31,245	$54,580	$74,504

As of September 30, 2022 and December 31, 2021, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$105,377	$203,428
Restricted cash and cash equivalents	75,345	103,378
Receivables, less allowance for credit losses of $41,620 and $47,635	3,764,376	3,648,390
Equipment on operating leases, net	1,510,285	1,707,531
Short-term debt, including current maturities of long-term debt	1,423,141	1,362,012
Accounts payable and other accrued liabilities	831,008	921,681
Long-term debt	2,977,906	3,419,175

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of September 30, 2022 and December 31, 2021 were as follows (dollars in thousands):

	September 30,	December 31,
	2022	2021
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$2,247,750	$2,133,655
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,146,335	3,270,583

Other Data

	As of or for the
	Nine Months Ended September 30,
	2022	2021

	(Dollars in thousands)
Total managed receivables	$9,989,848	$9,015,492
Operating lease equipment	1,510,285	1,740,969
Total managed portfolio	$11,500,133	$10,756,461
Delinquency (1)	0.68%	0.46%
Average managed receivables	$9,360,888	$9,009,768
Net credit loss (2)	0.16%	0.15%
Profitability: (3)
Return on average managed portfolio (4)	2.13%	2.17%
Asset Quality:
Allowance for credit losses/total receivables	1.08%	1.33%
(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means Charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Nine months ended September 30, 2022 and 2021 annualized.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.

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

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2021 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended September 30, 2022.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the three months ended September 30, 2022.

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
101

Interactive Inline data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) Consolidated Statements of Changes in Stockholder’s Equity for the nine months ended September 30, 2022 and 2021 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: November 9, 2022	By:	/s/ Douglas MacLeod
		Name:	Douglas MacLeod
		Title:	Chairman and President