Form 10-K
period 2022-12-31
CNH Industrial Capital LLC
filed 2023-02-28
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ◻ Yes  ⌧ No

As of February 28, 2023, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I

Item 1.  Business

Overview

CNH Industrial Capital LLC (together with its consolidated subsidiaries, “CNH Industrial Capital,” the “Company” or “we”) is an indirect wholly-owned subsidiary of CNH Industrial N.V. (“CNHI” and together with its consolidated subsidiaries, “CNH Industrial”) and is headquartered in Racine, Wisconsin. As a captive finance company, our primary business is to underwrite and manage financing products for end-use customers and dealers of CNH Industrial America LLC (“CNH Industrial America”) and CNH Industrial Canada Ltd. (collectively, “CNH Industrial North America”) and provide other related financial products and services to support the sale of agricultural and construction equipment sold by CNH Industrial North America. We also provide financing products related to new and used equipment manufactured by entities other than CNH Industrial North America, as well as financing for the purchase of parts, service, rentals, implements and attachments from CNH Industrial North America dealers which may or may not be manufactured or provided by CNH Industrial North America. We are often able to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or parts and service incentives), due to our participation in subsidized financing programs sponsored by CNH Industrial North America, which reimburses us for some or all of the cost of such terms. The primary operating subsidiaries of CNH Industrial Capital LLC include CNH Industrial Capital America LLC (“CNH Industrial Capital America”), New Holland Credit Company, LLC (“New Holland Credit”) and CNH Industrial Capital Canada Ltd. (“CNH Industrial Capital Canada”). CNH Industrial Capital America is the primary financing and business entity of CNH Industrial Capital for the United States that enters into financing arrangements with end-use customers and dealers, and CNH Industrial Capital Canada performs the same functions in Canada, while New Holland Credit acts as the servicer for financing products originated by CNH Industrial Capital America.

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

On October 7, 2022, CNH Industrial Capital America and CNH Industrial Capital Canada closed on the purchase of Citibank, N.A. and Citi Cards Canada Inc.’s portfolio of revolving charge account receivables underlying a private-label revolving charge account product offered through CNH Industrial North America dealers.

CNH Industrial Capital offers retail note and lease financing to end-use customers for the purchase of new and used equipment and components sold through CNH Industrial North America’s dealer network, as well as revolving charge account financing and other financial services. CNH Industrial Capital also provides wholesale financing to CNH Industrial North America dealers and distributors, all of which are independently owned and operated. As a holding company, CNH Industrial Capital LLC generally does not conduct operations of its own but relies on its subsidiaries for the generation and distribution of profits.

CNH Industrial Capital’s revenue is primarily generated through the income of its portfolio and the income generated through marketing programs with CNH Industrial North America. The size of the portfolio is in part related to the level of equipment sales by CNH Industrial North America. The portfolio profitability is linked to the difference between lending and borrowing rates, the credit quality of the borrowers and the value of collateral. For the years ended December 31, 2022 and 2021, we derived 34% and 38%, respectively, of our revenue from CNH Industrial North America and other CNH Industrial subsidiaries.

Our retail customers obtain our financing products for commercial purposes and, in many cases, have had a previous borrowing relationship with CNH Industrial Capital. Retail notes and finance leases are secured by the purchased equipment, which generally has a longer useful life than the term of the receivable. Wholesale financings are likewise secured by the equipment purchased by the dealer.

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

As part of its overall funding strategy, CNH Industrial Capital participates in the asset-backed securitization (“ABS”) markets. CNH Industrial Capital periodically transfers retail notes and wholesale receivables originated from end-use customers and dealers to special purpose entities, in exchange for cash proceeds from asset-backed securities issued by these special purpose entities. Investors in these asset-backed securities in turn receive payments on their securities based on the cash flows from the transferred receivables. CNH Industrial Capital continues to service the transferred receivables and maintains a cash reserve account, which provides security to investors in the event that cash collections from the receivables are not sufficient to permit principal and interest payments to the holders of the securities. These special purpose entities and the investors in the asset-backed securities have no recourse, beyond the applicable cash reserve account, for failure of any end-use customers or dealers to make payments on the transferred receivables when due.

In addition to portfolio quality and funding costs, CNH Industrial Capital’s long-term profitability is also dependent on service levels and operational effectiveness. CNH Industrial Capital performs billing and collection services, customer support, repossession and remarketing functions, reporting and data management operations and marketing activities.

As of December 31, 2022, CNH Industrial Capital had total assets of $13.2 billion and total stockholder’s equity of $1.3 billion. For the year ended December 31, 2022, CNH Industrial Capital had total revenues of $791.8 million and net income of $219.1 million. As of December 31, 2022, CNH Industrial Capital had outstanding debt (excluding debt owed to affiliates) of $10.5 billion, approximately 65% of which represented secured debt as of such date.

Relationship with CNH Industrial

CNH Industrial organizes its operations into three operating segments: Agriculture, Construction and Financial Services. Collectively, these three segments design, produce, market, sell and finance agricultural and construction equipment. CNH Industrial has industrial and financial services companies located in 32 countries and a commercial presence in approximately 170 countries around the world.

CNH Industrial’s Agricultural segment designs, manufactures and distributes a full line of farm machinery and implements, including two-wheel and four-wheel drive tractors, crawler tractors, combines, grape and sugar cane harvesters, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements, and material handling equipment. Agricultural equipment is sold in North America under the New Holland Agriculture and Case IH brands. Regionally-focused brands include: STEYR for tractors; Flexi-Coil specializing in tillage and seeding systems; Miller manufacturing application equipment; and Kongskilde providing tillage, seeding and hay & forage implements. Further, starting in December 2021, Raven was included in the Agriculture segment bringing a leader in digital agriculture, precision technology and the development of autonomous systems to CNH Industrial.

CNH Industrial’s Construction segment designs, manufactures and distributes a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders and compact track loaders. Construction equipment is sold in North America under the CASE Construction Equipment and New Holland Construction brands.

As of December 31, 2022 and 2021, CNH Industrial had total assets of $39.4 billion and $49.4 billion, respectively, and total equity of $6.9 billion and $6.8 billion, respectively.

For the years ended December 31, 2022 and 2021, CNH Industrial had total revenues of $23.6 billion and $19.5 billion, respectively, and net income attributable to CNH Industrial N.V. of $2.0 billion and $1.7 billion, respectively. For the year ended December 31, 2022, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America (United States, Canada and Mexico) were $6.8 billion and $1.7 billion, respectively, representing increases of 32% and 19% from the same period in 2021, respectively.

CNH Industrial Capital is a key financing source for CNH Industrial North America’s end-use customers and dealers. The Company offers financing to customers with advantageous terms that are subsidized by CNH Industrial North America, including low-rate, interest-free or interest-only periods and other sales incentive programs.

Although our primary focus is to finance CNH Industrial North America equipment, we also provide financing products related to new and used agricultural and construction equipment manufactured by entities other than CNH Industrial North America, as well as financing for the purchase of parts, service, rentals, implements and attachments from CNH Industrial North America dealers which may or may not be manufactured or provided by CNH Industrial North America. We are still, however, dependent on CNH Industrial North America for substantially all of our business, with revenues related to financing provided to CNH Industrial North America dealers and retail customers purchasing and/or leasing from CNH Industrial North America and its dealers accounting for over 90% of our total revenues for the year ended December 31, 2022, and with loan portfolios attributable to such financing accounting for over 90% of our total managed receivables as of December 31, 2022.

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

We borrow from our affiliates as one of the funding sources for our operations and lending activity. As of December 31, 2022 and 2021, we had outstanding affiliate borrowings of $341.5 million and $2.1 million, respectively, representing 3.2% and 0.02% of our total indebtedness, respectively.

CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2022 and 2021, we incurred fees charged by our affiliates of $50.9 million and $47.4 million, respectively, representing 20% and 16%, respectively, of our total administrative and operating expenses.

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

Products and Services

CNH Industrial Capital’s financing products and services fall into the following main categories:

Retail (72.5% of managed portfolio as of December 31, 2022): Retail financing products primarily include retail notes, finance leases and operating leases to end-use customers and revolving charge account financing for customers to purchase parts, service, rentals, implements and attachments from CNH Industrial North America dealers. The terms of retail notes, finance leases and operating leases generally range from two to six years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America. Revolving charge accounts are generally accompanied by higher interest rates than our other retail financing products, require minimum monthly payments and do not have pre-determined maturity dates.

CNH Industrial Capital utilizes a proprietary credit scoring model as part of the credit approval and review process. CNH Industrial Capital also provides servicing and collection operations generally performed through its subsidiary, New Holland Credit, for the retail financing products.

Wholesale (27.5% of managed portfolio as of December 31, 2022): Wholesale financing consists primarily of dealer floorplan financing, which gives dealers the ability to maintain a representative inventory of products. In addition, CNH Industrial Capital provides financing to dealers for used equipment taken in trade, equipment utilized in dealer owned rental yards, parts inventory, working capital and other financing needs. Currently, credit is extended to approximately 800 CNH Industrial North America dealers (with each being a separate legal entity) with approximately 1,800 locations in North America.

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

Employees

The ability to attract, retain, and further develop qualified employees is crucial to the success of CNH Industrial Capital’s business and its ability to create value over the long-term. As of December 31, 2022, the Company had approximately 380 employees, none of which were represented by unions.

Item 1A.  Risk Factors

CNH Industrial Capital is an indirect wholly-owned subsidiary of CNHI. The results of operations of the Company are primarily affected by its relationships with CNH Industrial North America.

The following risks should be considered in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, including the risks and uncertainties described in the Cautionary Note on Forward-Looking Statements and notes to the consolidated financial statements beginning on page 16. The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are material to our business. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and projected future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You should, however, consult any subsequent disclosures we make from time to time in materials filed with the United States Securities and Exchange Commission (“SEC”).

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

As of December 31, 2022, we had an aggregate of $10.8 billion of consolidated indebtedness and our equity was $1.3 billion. The extent of our indebtedness could have important consequences on our operations and financial results, including:

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

Further, due to the cessation of the London Interbank Offered Rate (“LIBOR”), the Company has entered into financial transactions such as credit agreements and certain derivative transactions that use the relevant new benchmark rates. These new benchmark rates are calculated differently from LIBOR and have inherent differences, which could give rise to uncertainties, including the limited historical data and volatility in the benchmark rates. The full effects of the transition to these new benchmark rates remain uncertain.

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

Although we do not believe any of these covenants materially restrict our operations currently, a breach of one or more of the covenants could result in adverse consequences that could negatively impact our businesses, results of operations and financial condition. These consequences may include the acceleration of amounts outstanding under certain of our credit facilities, triggering an obligation to redeem certain debt securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the facilities or to enter into new facilities or the lowering or modification of CNHI’s or our credit ratings. We cannot assure you that we will continue to comply with each restrictive covenant at all times, particularly if we were to encounter challenging and volatile market conditions. For further information, see Note 8: Credit Facilities and Debt to the consolidated financial statements for the year ended December 31, 2022.

Risks Related to Our Business, Strategy and Operations

Reduced demand for agricultural and construction equipment would reduce the opportunities for us to finance equipment.

Our business is largely dependent upon the demand for CNH Industrial North America’s products and its customers’ willingness to enter into financing or leasing arrangements with respect thereto. A significant and prolonged decrease in demand for CNH Industrial North America’s products could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our primary business is to provide financing for CNH Industrial North America’s products to CNH Industrial North America’s customers and dealers. The demand for CNH Industrial North America’s products and our financing products and services is influenced by factors such as:

●	the general economic conditions and outlook, such as market volatility and rising interest rates;
●	the price of agricultural commodities and the ability to competitively export agricultural commodities;
●	the cost of farm inputs, including the value of land, fertilizers, fuel, labor and other inputs;
●	the profitability of agricultural enterprises, farmers’ income and their capitalization;
●	the demand for food products;
●	the availability of stocks and yields from previous harvests;
●	agricultural policies, including aid and subsidies to agricultural enterprises provided by governments and/or supranational organizations, policies impacting commodity prices or limiting the export or import of commodities, and alternative fuel mandates;
●	change in trade agreements or trade terms, negotiation of new trade agreements and the imposition of new tariffs against certain countries or covering certain products or raw materials;
●	change in or uncertainty surrounding global trade policies;
●	droughts, floods and other unfavorable climatic conditions, especially during the spring, a particularly important period for generating CNH Industrial North America’s sales orders;
●	public infrastructure spending;
●	new residential and non-residential construction;
●	capital spending in oil and gas and, to a lesser extent, in mining;
●	changes in global market conditions, including interest rates.

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

CNH Industrial North America sponsors certain marketing programs that allow us to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or parts and service incentives). This support from CNH Industrial North America provides a material competitive advantage in offering financing to customers of CNH Industrial North America’s products. Any elimination or reduction of these marketing programs, which affects our ability to offer competitively priced financing to customers, could in turn reduce the percentage of CNH Industrial North America’s products financed by us and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the years ended December 31, 2022, 2021 and 2020, we recognized revenues from CNH Industrial North America for marketing programs of $266.5 million, $296.5 million and $323.8 million, respectively, representing 34% of our total revenues for the year ended December 31, 2022 and 38% of our total revenues for the years ended December 31, 2021 and 2020.

CNH Industrial North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2022, 2021 and 2020, we incurred fees charged by our affiliates of $50.9 million, $47.4 million and $45.9 million, respectively, representing 20%, 16% and 12%, respectively, of our total administrative and operating expenses.

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

Because a significant number of our receivables are generated at fixed interest rates, our financial performance may be impacted by fluctuations in interest rates. Although we seek to match fund the majority of our assets, with approximately 67% of our receivables and approximately 80% of our funding at a fixed rate, respectively, as of December 31, 2022, changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow.

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

Governments have implemented measures designed to slow inflationary pressure (e.g., higher interest rates, reduced financial asset purchases). Rising interest rates could have a dampening effect on the overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect demand for our products and our customers’ ability to repay obligations to us. Central banks and other policy arms of many countries may take actions to vary the amount of liquidity and credit available in an economy. The impact from a change in liquidity and credit policies could negatively affect the customers and markets we serve, which could adversely impact our business, financial condition and results of operations. Government initiatives that are intended to stimulate or reduce demand for products sold by CNH Industrial North America, such as changes in tax treatment or purchase incentives for new equipment, can significantly influence the timing and level of our revenues. The terms, size and duration of such government actions are unpredictable and outside of our control. Any adverse change in government policy relating to those initiatives could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, natural disasters, pandemic illness, acts of terrorism or violence, acts of war, equipment failures, power outages, disruptions to our information technology systems and networks or other unexpected events could result in physical damage to and complete or partial closure of one or more of CNH Industrial’s manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of parts or component products, and disruption and delay in the transport of CNH Industrial North America’s products to dealers and customers. If such events occur, our financial results might be negatively impacted. Our existing insurance and risk management arrangements may not protect against all costs that may arise from such events.

Furthermore, the potentially long-term physical impacts of climate change on CNH Industrial North America’s facilities, suppliers and customers, and therefore on its operations, are highly uncertain and will be driven by the circumstances developing in various geographical regions. These may include long-term changes in temperature and water availability. These potential physical effects may adversely impact the demand for CNH Industrial North America’s products and the cost, production, sales and financial performance of its operations and as a result could adversely affect our financial condition, results of operations and cash flows.

Regulators in the U.S. have also focused efforts on increased disclosure related to climate change and mitigation efforts.

Global economic conditions impact our business.

Our results of operations and financial position are and will continue to be influenced by macroeconomic factors, including changes in the level of consumer and business confidence, changes in interest rates, the availability of credit, inflation and deflation, energy prices, and the cost of commodities or other raw materials. Such macroeconomic factors vary from time to time and their effect on our results of operations and financial position cannot be specifically and singularly assessed and/or isolated.

The COVID-19 pandemic, geopolitical instability, including the conflict between Russia and Ukraine, and other global events have significantly increased economic and demand uncertainty. Some of the results of these events include supply chain challenges, inflation, high interest rates, foreign currency exchange volatility, and volatility in global capital markets. These adverse economic events have and may continue to adversely affect our operations.

Changes in demand for food and alternative energy sources could impact our revenues.

Changing worldwide demand for farm outputs to meet the world’s growing food and alternative energy demands, driven by a growing world population and government policies, including those related to climate change, are likely to result in fluctuating agricultural commodity prices, which affect sales of agricultural equipment. While higher commodity prices will benefit our crop producing agricultural equipment customers, higher commodity prices also result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. Lower commodity prices directly affect farm income, which could negatively affect sales of agricultural equipment. Moreover, changing alternative energy demands may cause farmers to change the types or quantities of the crops they grow, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for CNH Industrial North America equipment and result in higher research and development costs related to equipment fuel standards.

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

Our ability to execute our strategy is dependent upon our ability to attract, develop and retain qualified personnel.

Our ability to compete successfully, to manage our business effectively, to expand our business and to execute our strategic direction depends, in part, on our ability to attract, motivate and retain qualified personnel in key functions and markets. In particular, we are dependent on our ability to attract, motivate and retain qualified personnel with the requisite education, skills, background, talents and industry experience. Failure to attract and retain qualified personnel, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new personnel, or the inability to integrate and retain qualified personnel, could impair our ability to execute our business strategy and meet our business objectives. These may be affected by the loss of employees, particularly when departures involve larger numbers of employees. Higher rates of employee separations may adversely affect us through decreased employee morale, the loss of knowledge of departing employees, and the devotion of resources to recruiting and onboarding new employees.

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

As of December 31, 2022, our total operating lease residual values were $1.1 billion.

Our results of operations may be adversely impacted by various types of claims, lawsuits, and other contingent obligations.

We are involved in various lawsuits and other legal proceedings that arise in the ordinary course of our business. The industries in which we and CNH Industrial North America operate are also periodically reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims. The ultimate outcome of these legal matters pending against us is uncertain, and although such legal matters are not expected individually to have a material adverse effect on our financial position or profitability, such legal matters could, in the aggregate, in the event of unfavorable resolutions thereof, have a material adverse effect on our results of operations and financial condition. Furthermore, we could in the future become subject to judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations in any particular period. In addition, while we maintain insurance coverage with respect to certain risks, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against claims under such policies.

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

While we actively manage information technology security risks within our control through security measures, business continuity plans and employee training around phishing and other cyber risks, our information technology networks and infrastructure have been and may be vulnerable to intrusion, attacks or disruptions or shutdowns due to attacks by cyber criminals, employee, supplier or dealer error or malfeasance.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of CNH Industrial Capital LLC’s limited liability company interests are owned by CNH Industrial America, which is indirectly wholly-owned by CNHI. There is currently no established trading market for CNH Industrial Capital LLC’s limited liability company interests. CNH Industrial Capital LLC paid cash dividends of $135 million, $250 million and $130 million to CNH Industrial America in 2022, 2021 and 2020, respectively.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying Notes to Consolidated Financial Statements.

Overview

Organization

We offer a range of financial products and services to the customers and dealers of CNH Industrial North America. Retail financing products primarily include retail notes, finance leases, operating leases and revolving charge account financing to end-use customers. Wholesale financing consists primarily of dealer floorplan financing as well as financing to dealers for used equipment taken in trade, equipment utilized in dealer-owned rental yards, parts inventory, working capital and other financing needs.

Trends and Economic Conditions

Significant uncertainties, including rising inflation, geopolitical instability, and the war in Ukraine, continue to create volatility in the global economy. These factors lead to inefficiencies in CNH Industrial North America’s manufacturing operations and impact costs. CNH Industrial North America continues to work to mitigate the impact of these issues in order to meet end-market demand and will continue to monitor the situation as conditions remain fluid and evolve.

Our business is closely tied to the agricultural and construction equipment industries because we offer financing products for such equipment. For the year ended December 31, 2022, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $6.8 billion and $1.7 billion, respectively, representing increases of 32% and 19% from the same period in 2021, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

Net income was $219.1 million for the year ended December 31, 2022, compared to $230.2 million for the year ended December 31, 2021. The decrease in net income was primarily due to margin compression, higher provisions for credit losses and increased labor costs, partially offset by higher recoveries on used equipment sales and a higher average managed portfolio. The receivables balance greater than 30 days past due as a percentage of managed receivables was 1.0%, 0.5% and 0.7% at December 31, 2022, 2021 and 2020, respectively.

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

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues

Revenues for the years ended December 31, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021	$ Change	% Change
Interest income on retail notes and finance leases	$216,528	$154,994	$61,534	39.7%
Interest income on wholesale notes	28,659	31,011	(2,352)	(7.6)
Interest and other income from affiliates	268,267	297,579	(29,312)	(9.9)
Rental income on operating leases	248,335	267,606	(19,271)	(7.2)
Other income	30,046	37,994	(7,948)	(20.9)
Total revenues	$791,835	$789,184	$2,651	0.3%

Revenues totaled $791.8 million for the year ended December 31, 2022 compared to $789.2 million for the year ended December 31, 2021. A higher average portfolio drove the year-over-year increase in total revenues. The average yield for the managed portfolio was 6.7% for the year ended December 31, 2022, compared to 7.0% for the year ended December 31, 2021.

Interest income on retail notes and finance leases for the year ended December 31, 2022 was $216.5 million,  representing an increase of $61.5 million from the year ended December 31, 2021. The increase was due to the favorable impacts of $45.5 million from higher interest rates and $16.0 million from higher average earning assets.

Interest income on wholesale notes for the year ended December 31, 2022 was $28.7 million, representing a decrease of $2.4 million from the year ended December 31, 2021. The decrease was due to the unfavorable impact of $6.2 million from lower average earning assets, offset by a $3.8 million favorable impact from higher interest rates.

Interest and other income from affiliates for the year ended December 31, 2022 was $268.3 million, representing a decrease of $29.3 million from the year ended December 31, 2021. Compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $123.9 million and $142.9 million for the years ended December 31, 2022 and 2021, respectively. The decrease was primarily due to pricing. For the year ended December 31, 2022, compensation from CNH Industrial North America for wholesale marketing programs was $95.1 million compared to $94.7 million for the prior year. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $47.2 million and $59.0 million for the years ended December 31, 2022 and 2021, respectively. The decrease was primarily due to lower average earning assets.

Rental income on operating leases for the year ended December 31, 2022 was $248.3 million, representing a decrease of $19.3 million from the year ended December 31, 2021. The decrease was due to the unfavorable impact of $30.9 million from lower average earning assets, offset by a $11.6 million favorable impact from higher interest rates.

Other income for the year ended December 31, 2022 was $30.0 million, representing a decrease of $7.9 million from the year ended December 31, 2021.

Expenses

Expenses for the years ended December 31, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021	$ Change	% Change
Total interest expense	$241,807	$195,778	$46,029	23.5%
Fees charged by affiliates	50,858	47,369	3,489	7.4
Provision (benefit) for credit losses	11,241	(7,460)	18,701	(250.7)
Depreciation of equipment on operating leases	201,582	239,331	(37,749)	(15.8)
Other expenses, net	(3,655)	14,016	(17,671)	(126.1)
Total expenses	$501,833	$489,034	$12,799	2.6%

Interest expense totaled $241.8 million for the year ended December 31, 2022 compared to $195.8 million for the year ended December 31, 2021. The increase was due to the unfavorable impacts of $42.7 million from higher average interest rates and $3.3 million from higher average total debt. The average debt cost was 2.4% for the year ended December 31, 2022 compared to 2.0% for the year ended December 31, 2021.

The provision for credit losses was $11.2 million for the year ended December 31, 2022 compared to a benefit of $7.5 million for the year ended December 31, 2021. The increase in the provision for credit losses in 2022 was due to specific reserve needs, partially offset by a reduction in the expected impact on credit conditions from the COVID-19 pandemic.

Depreciation of equipment on operating leases decreased by $37.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to a lower average operating lease portfolio.

Other expenses, net decreased by $17.7 million for the year ended December 31, 2022 compared to the prior year, primarily due to higher gains on used equipment sales.

The effective tax rate for the year ended December 31, 2022 was a provision of 24.4%, compared to a provision of 23.3% for the year ended December 31, 2021.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the years ended December 31, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021	$ Change	% Change
Retail notes and finance leases	$3,733,700	$3,638,535	$95,165	2.6%
Revolving charge accounts	219,644	—	219,644	—
Wholesale	11,086,435	8,888,909	2,197,526	24.7
Equipment on operating leases	517,623	536,401	(18,778)	(3.5)
Total originations	$15,557,402	$13,063,845	$2,493,557	19.1%

The increase in retail note, finance lease and wholesale originations was primarily due to an increase in sales of CNH Industrial North America equipment. During the fourth quarter, we began offering revolving charge account financing. The decrease in operating lease originations was primarily due to customers’ preference for retail financing products.

Total receivables and equipment on operating leases held as of December 31, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021	$ Change	% Change
Retail notes and finance leases	$7,275,284	$6,722,247	$553,037	8.2%
Revolving charge accounts	207,744	—	207,744	—
Wholesale	3,383,804	2,345,005	1,038,799	44.3
Equipment on operating leases	1,472,973	1,707,531	(234,558)	(13.7)
Total receivables and equipment on operating leases	$12,339,805	$10,774,783	$1,565,022	14.5%

The total balance of retail notes and finance leases greater than 30 days past due as a percentage of retail note and finance lease receivables was 1.2% and 0.7% at December 31, 2022 and 2021, respectively. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at December 31, 2022 or 2021. The total revolving charge account receivables balance greater than 30 days past due as a percentage of the revolving charge account receivables was 12.0% at December 31, 2022.

Total retail customer receivables on nonaccrual status, which represent retail notes and finance leases for which we have ceased accruing finance income, were $53.5 million and $27.2 million at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, there were no wholesale receivables on nonaccrual status nor were there any revolving charge account receivables on nonaccrual status as of December 31, 2022.

Total receivable charge-offs and recoveries, by product, for the years ended December 31, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021
Charge-offs:
Retail customer	$8,202	$14,929
Revolving charge accounts	49	—
Wholesale	4,631	179
Total charge-offs	12,882	15,108
Recoveries:
Retail customer	(2,262)	(2,177)
Revolving charge accounts	—	—
Wholesale	(526)	(126)
Total recoveries	(2,788)	(2,303)
Charge-offs, net of recoveries:
Retail customer	5,940	12,752
Revolving charge accounts	49	—
Wholesale	4,105	53
Total charge-offs, net of recoveries	$10,094	$12,805

Our allowance for credit losses on all receivables financed totaled $125.0 million at December 31, 2022 and $116.0 million at December 31, 2021.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of December 31, 2022.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Comparisons for the year ended December 31, 2021 to the year ended December 31, 2020 are discussed in Item 7 of the Company’s 2021 annual report filed with the SEC on March 1, 2022.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured notes, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the years ended December 31, 2022 and 2021, our cash flows were as follows (dollars in thousands):

	2022	2021
Cash flows from (used in):
Operating activities	$695,366	$777,757
Investing activities	(1,926,919)	(126,204)
Financing activities	911,473	(641,445)
Net cash increase (decrease)	$(320,080)	$10,108

Operating activities in the year ended December 31, 2022 generated cash of $695 million, resulting from net income of $219 million, adjusted by depreciation and amortization of $204 million, changes in working capital of $316 million and an $11 million provision for credit losses, offset by $55 million in deferred income tax benefit. The decrease in cash provided by operating activities in 2022 compared to 2021 was due to a $44 million increase in deferred income tax benefits, a $38 million decrease in depreciation and amortization expense, a $11 million decrease in net income and $8 million related to changes in working capital, offset by a $19 million increase in provision for credit losses. Operating activities in 2021 generated cash of $778 million, resulting from net income of $230 million, adjusted by depreciation and amortization of $241 million and changes in working capital of $324 million, offset by a $7 million benefit for credit losses and $10 million of deferred income tax benefits.

Investing activities in the year ended December 31, 2022 used cash of $1,927 million, resulting from net expenditures of $1,939 million for receivables and $4 million for property, equipment and software, offset by a $16 million reduction in net expenditures for equipment on operating leases. The increase in cash used by investing activities in 2022 compared to 2021 was due to a $1,896 million increase in net expenditures for receivables, offset by a $95 million decrease in net expenditures for equipment on operating leases. Investing activities in 2021 used cash of $126 million, resulting from net expenditures of $42 million for receivables, $79 million for equipment on operating leases and $5 million for property, equipment and software.

Financing activities in the year ended December 31, 2022 generated cash of $911 million, resulting from net cash received on affiliated debt, short-term borrowings and long-term debt of $355 million, $348 million and $343 million, respectively, offset by $135 million in dividends paid to CNH Industrial America. The increase in cash provided in financing activities in 2022 compared to 2021 was due to an increase in net cash proceeds issued of affiliated debt, long-term debt and short-term borrowings of $540 million, $499 million and $399 million, respectively, and lower dividends of $115 million paid to CNH Industrial America. Financing activities in 2021 used cash of $641 million, resulting from net cash paid on affiliated debt, long-term debt and short-term borrowings of $185 million, $156 million and $50 million, respectively, and $250 million in dividends paid to CNH Industrial America.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost-effective financing source and allows access to a wide investor base. CNH Industrial Capital had approximately $4.9 billion of public and private asset-backed securities outstanding in the U.S. and Canada as of December 31, 2022. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $2.7 billion at December 31, 2022, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At December 31, 2022, approximately $833 million of funding was available for use under these facilities.

Unsecured Facilities and Debt

Committed unsecured facilities with banks as of December 31, 2022, totaled $606 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of December 31, 2022, we had $110 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. Our outstanding commercial paper totaled $299 million as of December 31, 2022.

As of December 31, 2022, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the “U.S. Senior Notes”): (1)
1.950% notes, due 2023	$600,000
4.200% notes, due 2024	500,000
3.950% notes, due 2025	500,000
5.450% notes, due 2025	400,000
1.450% notes, due 2026	600,000
1.875% notes, due 2026	500,000
Hedging, discounts and unamortized issuance costs	(64,067)
3,035,933
Issued by CNH Industrial Capital Canada (the “Canadian Senior Notes”): (2)
1.500% notes, due 2024	221,593
Discounts and unamortized issuance costs	(918)
220,675
Total	$3,256,608
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Industrial Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Industrial Capital America and New Holland Credit.

On May 23, 2022, CNH Industrial Capital LLC completed an offering of $500 million in aggregate principal amount of 3.950% unsecured notes due 2025, with an issue price of 99.469%.

On October 14, 2022, CNH Industrial Capital LLC completed an offering of $400 million in aggregate principal amount of 5.450% unsecured notes due 2025, with an issue price of 99.349%.

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

On January 7, 2022, Fitch upgraded the Long-Term Issuer Default Rating (“IDR”) and senior long-term debt ratings of CNH Industrial Capital LLC and CNH Industrial Capital Canada to ‘BBB+’ from ‘BBB-’. The outlook is stable. Fitch has also upgraded CNH Industrial Capital LLC’s short-term IDR and commercial paper ratings to ‘F2’ from ‘F3’. On February 25, 2022, Moody’s upgraded the senior unsecured ratings of CNH Industrial Capital LLC and CNH Industrial Capital Canada to ‘Baa2’ from ‘Baa3’. The rating outlook is stable. Our long-term credit ratings remained unchanged at ‘BBB’ from S&P Global Ratings with a stable outlook.

Our current credit ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB	A-2	Stable
Fitch Ratings	BBB+	F2	Stable
Moody's Investors Service	Baa2	-	Stable

Our debt is investment grade, which we believe will allow us to access funding at better rates.

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $342 million and $2 million as of December 31, 2022 and 2021, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at December 31, 2022 and 2021 was $1.3 billion and $1.2 billion, respectively. During 2022, CNH Industrial Capital LLC paid cash dividends of $135 million to CNH Industrial America.

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

Debt

Our consolidated debt as of December 31, 2022 and 2021 is set forth in the table below (dollars in thousands):

	2022	2021
Short-term debt (including current maturities of long-term debt)	$4,096,426	$3,755,368
Long-term debt	6,387,135	6,141,970
Total third-party debt	10,483,561	9,897,338
Affiliated debt	341,531	2,100
Total debt	$10,825,092	$9,899,438

Cash and Restricted Cash and Cash Equivalents

The following table shows cash and restricted cash and cash equivalents as of December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
Cash	$262,244	$426,917
Restricted cash and cash equivalents	446,335	601,742
Total cash	$708,579	$1,028,659

Restricted cash and cash equivalents are comprised of highly liquid investments with short-term original maturities. See “Liquidity and Capital Resources - Cash Flows” for a further discussion of the change in our cash position. Restricted cash is principally held by depository banks in order to comply with securitization contractual agreements, such as providing cash reserve accounts for the benefit of securitization investors.

Off-Balance Sheet Arrangements

For additional information, see “Note 13: Commitments and Contingencies” to our consolidated financial statements for the year ended December 31, 2022.

Contractual Obligations

The following table sets forth the aggregate amounts of our contractual obligations and commitments as of December 31, 2022 with definitive payment terms that will require significant cash outlays in the future (dollars in thousands).

	Payments Due by Period
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years
Short-term and long-term debt (1)	$10,483,561	$4,096,426	$4,185,539	$2,177,214	$24,382
Affiliated debt	341,531	341,531	—	—	—
Interest on fixed rate debt	850,845	235,650	418,219	196,976	—
Interest on floating rate debt (2)	532,884	117,875	222,634	190,743	1,632
Operating leases (3)	8,500	1,700	5,100	1,700	—
Total contractual obligations	$12,217,321	$4,793,182	$4,831,492	$2,566,633	$26,014
(1)Short-term debt shown as less than one year includes current maturities of long-term debt of $2,502,414.
(2)The interest funding requirements are based on the year-end 2022 interest rates.
(3)Minimum rental commitments.

See “Liquidity and Capital Resources - Debt” for information relating to our consolidated debt as of December 31, 2022.

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

For the years ended December 31, 2022 and 2021, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	2022	2021
Revenues	$462,893	$461,054
Interest expense	170,955	157,691
Administrative and operating expenses	202,652	247,101
Income tax provision	22,424	12,511
Net income	$66,862	$43,751

As of December 31, 2022 and 2021, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	2022	2021
Cash	$235,428	$183,809
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $36,093 and $34,173	2,198,816	1,715,740
Equipment on operating leases, net	1,055,313	1,283,428
Short-term debt, including current maturities of long-term debt	975,566	740,257
Accounts payable and other accrued liabilities	784,491	838,482
Long-term debt	2,456,038	2,327,853

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of December 31, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$2,689,403	$2,253,415
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,254,572	3,156,639

For the years ended December 31, 2022 and 2021, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	2022	2021
Revenues	$629,474	$622,973
Interest expense	218,534	195,371
Administrative and operating expenses	266,809	307,290
Income tax provision	36,183	28,396
Net income	$107,948	$91,916

As of December 31, 2022 and 2021, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	2022	2021
Cash	$260,907	$203,428
Restricted cash and cash equivalents	88,589	103,378
Receivables, less allowance for credit losses of $51,237 and $47,635	4,291,809	3,648,390
Equipment on operating leases, net	1,472,973	1,707,531
Short-term debt, including current maturities of long-term debt	1,561,788	1,362,012
Accounts payable and other accrued liabilities	877,678	921,681
Long-term debt	3,477,671	3,419,175

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of December 31, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$2,576,713	$2,133,655
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,276,544	3,270,583

Other Data

	As of or for the
	Year Ended December 31,
	2022	2021	2020

	(Dollars in thousands)
Total managed receivables	$10,866,832	$9,067,252	$9,032,947
Operating lease equipment	1,472,973	1,707,531	1,859,184
Total managed portfolio	$12,339,805	$10,774,783	$10,892,131
Delinquency (1)	1.02%	0.48%	0.74%
Average managed receivables	$9,728,967	$8,970,948	$9,356,087
Net credit loss (2)	0.10%	0.14%	0.24%
Profitability:
Average receivable yields (3)	4.79%	4.72%	5.33%
Average debt cost	2.43%	2.00%	2.73%
Return on average managed portfolio (4)	1.94%	2.14%	1.29%
Asset Quality:
Allowance for credit losses/total receivables	1.15%	1.28%	1.51%
(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Yield on retail notes, finance leases, revolving charge accounts and wholesale receivables.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.

Cautionary Note on Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934.All statements other than statements of historical fact contained in this filing, including competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, capital expenditures, dividends, liquidity, capital structure or other financial items; costs; and plans and objectives of management regarding operations, products and services, are forward-looking statements. Forward-looking statements also include statements regarding the future performance of CNH Industrial and its subsidiaries on a stand-alone basis. These statements may include terminology such as “may,” “will,” “expect,” “could,” “should,” “intend,” “estimate,” “anticipate,” “believe,” “outlook,” “continue,” “remain,” “on track,” “design,” “target,” “objective,” “goal,” “forecast,” “projection,” “prospects,” “plan,” or similar terminology. Forward-looking statements are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize (or they occur with a degree of severity that the Company is unable to predict) or other assumptions underlying any of the forward-looking statements prove to be incorrect, including any assumptions regarding strategic plans, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: the continued uncertainties related to the unknown duration and economic, operational and financial impacts of the global COVID-19 pandemic and the actions taken or contemplated by governmental authorities or others in connection with the pandemic on our business, our employees, customers and suppliers; supply chain disruptions, including delays caused by mandated shutdowns, industry capacity constraints, material availability, and global logistics delays and constraints; disruption caused by business responses to COVID-19, including remote working arrangements, which may create increased vulnerability to cybersecurity or data privacy incidents; our ability to execute business continuity plans as a result of COVID-19; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products, including demand uncertainty caused by COVID-19; general economic conditions in each of our markets, including the significant economic uncertainty and volatility caused by COVID-19; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; volatility in international trade caused by the imposition of tariffs, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which CNH Industrial North America competes; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of CNH Industrial’s products; production difficulties, including capacity and supply constraints and excess inventory levels; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; price pressure on new and used equipment; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and its CNH Industrial North America dealers; security breaches with respect to CNH Industrial’s products; political and civil unrest; volatility and deterioration of capital and financial markets, including other pandemics and terrorist attacks; our ability to realize the anticipated benefits from our business initiatives as part of CNHI’s strategic plan; CNHI’s failure to realize, or a delay in realizing, all of the anticipated benefits of its acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our and CNHI’s success in managing the risks involved in the foregoing.

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

Further information concerning CNH Industrial Capital, including factors that potentially could materially affect CNH Industrial Capital’s financial results, is included in CNH Industrial Capital’s reports and filings with the SEC.

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

Allowance for Credit Losses

The allowance for credit losses is our estimate of the lifetime expected credit losses inherent in the receivables owned by us. Retail customer receivables primarily include retail notes and finance leases to end-use customers. Revolving charge accounts represent financing for customers to purchase parts, service, rentals, implements and attachments from CNH Industrial North America dealers. Wholesale receivables include dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Typically, our receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk.

Retail customer receivables that share the same risk characteristics such as, collateralization levels, geography, product type and other relevant factors are reviewed on a collective basis using measurement models and management judgment. The allowance for credit losses on retail customer receivables is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward-looking macroeconomic factors, such as GDP and Net Farm Income. The forward-looking macroeconomic factors are updated quarterly. In addition, qualitative factors that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

Retail customer receivables and wholesale receivables that do not have similar risk characteristics are individually reviewed based on, among other items, amounts outstanding, days past due and prior collection history. Expected credit losses are measured by considering: the probability weighted estimates of cash flows and collateral value; the time value of money; current conditions and forecasts of future economic conditions. Expected credit losses are measured as the probability weighted present value of all cash shortfalls (including the value of the collateral, if appropriate) over the expected life of each financial asset.

Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is estimated that amounts due are deemed uncollectible. When delinquency reaches 120 days, revolving charge accounts are generally deemed to be uncollectible and charged off to the allowance for credit losses.

The total allowance for credit losses at December 31, 2022 and 2021 was $125.0 million and $116.0 million, respectively. Management’s ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current and future economic conditions.

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

Total operating lease residual values at December 31, 2022 and 2021 were $1.1 billion and $1.4 billion, respectively.

Estimates used in determining end-of-lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future values for this equipment were to decrease 10% from our present estimates, the total impact would be to increase our depreciation expense on equipment on operating leases by approximately $114.9 million. This amount would be charged to depreciation expense during the remaining lease terms such that the net amount of equipment on operating leases at the end of the lease terms would be equal to the revised residual values. Initial lease terms generally range from two to five years.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2022-06 extended the sunset date of ASC Topic 848 from December 31, 2022 to December 31, 2024. We have not adopted ASU 2020-04 as of December 31, 2022. ASU 2020-04 is not expected to have a material impact on our consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amends the guidance on vintage disclosures to require disclosure of current-period gross charge-offs by year of origination. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. Entities can elect to adopt the guidance on TDRs using either a prospective or modified retrospective transition. The amendments related to disclosures should be adopted prospectively. We are currently evaluating the impact of adoption on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, primarily changes in interest rates. We monitor our exposure to these risks, and manage the underlying economic exposures on transactions using financial instruments such as forward contracts, interest rate swaps, interest rate caps and forward starting swaps. We do not hold or issue derivatives or other financial instruments for speculative purposes or to hedge translation risks. See “Note 10: Financial Instruments” in the notes to our consolidated financial statements for the year ended December 31, 2022, for a description of our risk management strategy and the methods and assumptions used to determine the fair values of financial instruments.

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

We monitor interest rate risk to achieve a predetermined level of matching between the interest rate structure of our financial assets and liabilities. Fixed-rate financial instruments, including receivables, debt and other investments, are segregated from floating-rate instruments in evaluating the potential impact of changes in applicable interest rates. A sensitivity analysis was performed to compute the impact on fair value which would be caused by a hypothetical 10% change in the interest rates used to discount each category of financial assets and liabilities. The net impact on the fair value of the financial instruments and derivative instruments held as of December 31, 2022 and 2021, resulting from a hypothetical 10% change in interest rates, would be approximately zero and $13.6 million, respectively. For the sensitivity analysis the financial instruments are grouped according to the currency in which financial assets and liabilities are denominated and the applicable interest rate index. As a result, our interest rate risk sensitivity model may overstate the impact of interest rate fluctuations for such financial instruments, as consistently unfavorable movements of all interest rates are unlikely.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements are included in this annual report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Omitted pursuant to General Instruction I of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I of Form 10-K.

Item 14.  Principal Accounting Fees and Services

For the years ended December 31, 2022 and 2021, Ernst & Young LLP, the member firms of Ernst & Young and their respective affiliates (collectively, the “Ernst & Young Entities”) were appointed to serve as our independent registered public accounting firm.

We incurred the following fees for professional services performed by the Ernst & Young Entities for the years ended December 31, 2022 and 2021, respectively:

	2022	2021
Audit fees	$913,075	$933,834
Audit-related fees	595,100	662,807
Total	$1,508,175	$1,596,641

“Audit Fees” are the aggregate fees billed for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees charged for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” This category is comprised of fees for agreed-upon procedure engagements and other attestation services subject to regulatory and funding requirements. There were no fees billed for professional services in connection with tax compliance, tax advice, tax planning or other fees not included above for the years ended December 31, 2022 and 2021.

Audit Committee’s Pre-Approval Policies and Procedures

As a wholly-owned subsidiary of CNHI, audit and non-audit services provided by our independent registered public accounting firm are subject to CNHI’s Audit Committee pre-approval policies and procedures. During the year ended December 31, 2022, all audit and non-audit services provided by our independent registered public accounting firm were pre-approved in accordance with such policies and procedures.

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

4.2

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

4.6

Officers’ Certificate, dated as of May 23, 2022 (including Form of 3.950% Note due 2025 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on May 23, 2022 (File No. 000-55510) and incorporated herein by reference).

4.7

Officers’ Certificate, dated as of October 14, 2022 (including Form of 5.450% Note due 2025 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on October 14, 2022 (File No. 000-55510) and incorporated herein by reference).

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

CNH INDUSTRIAL CAPITAL LLC

Date: February 28, 2023	By:	/s/ Douglas MacLeod
		Name:	Douglas MacLeod
		Title:	Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas MacLeod	Chairman, President and Director	February 28, 2023
Douglas MacLeod	(Principal Executive Officer)

/s/ DANIEL WILLEMS VAN DIJK	Chief Financial Officer and Assistant Treasurer	February 28, 2023
Daniel Willems Van Dijk	(Principal Financial Officer and Principal Accounting Officer)

/s/ Leandro Lecheta	Director	February 28, 2023
Leandro Lecheta

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of CNH Industrial Capital LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNH Industrial Capital LLC and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Allowance for Credit Losses
Description of the Matter

The Company’s receivables portfolio totaled $10.9 billion as of December 31, 2022, and the associated allowance for credit losses (ACL) for the receivables portfolio was $125.0 million. As discussed in Notes 2 and 4 to the consolidated financial statements, the Company estimates lifetime expected credit losses on receivables to determine the ACL. Receivables that share the same risk characteristics are reviewed on a collective basis, and management calculates the ACL based on loss forecast models that consider a variety of factors such as historical loss experience, collateral value, portfolio balance and delinquency. Management then applies forward-looking macroeconomic forecasts and qualitative factors for factors that are not fully captured in the ACL model calculation. For loans that do not share similar risk characteristics, management measures the ACL on an individual receivable basis by considering the probability-weighted present value of all cash shortfalls (including the value of the collateral, if appropriate) over the expected life of each financial asset. The Company has identified two portfolio segments, retail and wholesale, in the determination of the ACL.

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

February 28, 2023

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(Dollars in thousands)

	2022	2021	2020
REVENUES
Interest income on retail notes and finance leases	$216,528	$154,994	$183,229
Interest income on wholesale notes	28,659	31,011	53,109
Interest and other income from affiliates	268,267	297,579	324,424
Rental income on operating leases	248,335	267,606	255,878
Other income	30,046	37,994	27,767
Total revenues	791,835	789,184	844,407
EXPENSES
Interest expense:
Interest expense to third parties	232,446	192,092	276,390
Interest expense to affiliates	9,361	3,686	3,568
Total interest expense	241,807	195,778	279,958
Administrative and operating expenses:
Fees charged by affiliates	50,858	47,369	45,905
Provision (benefit) for credit losses	11,241	(7,460)	59,044
Depreciation of equipment on operating leases	201,582	239,331	237,405
Other expenses, net	(3,655)	14,016	35,303
Total administrative and operating expenses	260,026	293,256	377,657
Total expenses	501,833	489,034	657,615
INCOME BEFORE TAXES	290,002	300,150	186,792
Income tax provision	70,880	69,935	43,512
NET INCOME	$219,122	$230,215	$143,280

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(Dollars in thousands)

	2022	2021	2020
NET INCOME	$219,122	$230,215	$143,280
Other comprehensive income (loss):
Foreign currency translation adjustment	(38,636)	666	11,849
Pension liability adjustment	79	1,802	306
Change in derivative financial instruments	12,181	6,310	(7,994)
Total other comprehensive income (loss)	(26,376)	8,778	4,161
COMPREHENSIVE INCOME	$192,746	$238,993	$147,441

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(Dollars in thousands)

	2022	2021
ASSETS
Cash	$262,244	$426,917
Restricted cash and cash equivalents	446,335	601,742
Receivables, less allowance for credit losses of $125,012 and $115,953, respectively	10,741,820	8,951,299
Affiliated accounts and notes receivable	53,509	259,699
Equipment on operating leases, net	1,472,973	1,707,531
Equipment held for sale	11,685	26,320
Goodwill	108,567	110,226
Other intangible assets, net	18,388	16,452
Other assets	63,958	87,582
TOTAL	$13,179,479	$12,187,768
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,096,426	$3,755,368
Accounts payable and other accrued liabilities	1,046,688	1,038,930
Affiliated debt	341,531	2,100
Long-term debt	6,387,135	6,141,970
Total liabilities	11,871,780	10,938,368
Commitments and contingent liabilities (Note 13)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	844,022	843,469
Accumulated other comprehensive loss	(137,833)	(111,457)
Retained earnings	601,510	517,388
Total stockholder’s equity	1,307,699	1,249,400
TOTAL	$13,179,479	$12,187,768

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF DECEMBER 31, 2022 AND 2021

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

	2022	2021
Restricted cash and cash equivalents	$446,335	$601,742
Receivables, less allowance for credit losses of $55,645 and $61,652, respectively	6,927,032	6,634,540
TOTAL	$7,373,367	$7,236,282

Short-term debt (including current maturities of long-term debt)	$3,120,860	$3,015,110
Long-term debt	3,599,575	3,453,396
TOTAL	$6,720,435	$6,468,506

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(Dollars in thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$219,122	$230,215	$143,280
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	201,590	239,339	237,412
Amortization of intangibles	2,159	1,910	1,562
Provision (benefit) for credit losses	11,241	(7,460)	59,044
Deferred income tax benefit	(54,452)	(10,041)	(12,377)
Changes in components of working capital:
Change in affiliated accounts and notes receivables	206,190	155,119	(350,289)
Change in other assets and equipment held for sale	39,577	14,475	(40,160)
Change in accounts payable and other accrued liabilities	69,939	154,200	78,646
Net cash from (used in) operating activities	695,366	777,757	117,118
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(15,039,779)	(12,527,444)	(10,472,030)
Collections of receivables	13,101,247	12,485,249	11,387,140
Purchase of equipment on operating leases	(517,623)	(536,401)	(598,387)
Proceeds from disposal of equipment on operating leases	533,330	457,421	443,912
Change in property, equipment and software, net	(4,094)	(5,029)	(2,700)
Net cash from (used in) investing activities	(1,926,919)	(126,204)	757,935
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	855,799	259,793	1,078,351
Payment of affiliated debt	(500,617)	(445,003)	(1,108,568)
Proceeds from issuance of long-term debt	3,749,914	4,393,756	3,056,026
Payment of long-term debt	(3,407,244)	(4,549,689)	(2,916,765)
Change in short-term borrowings, net	348,621	(50,302)	(639,790)
Dividends paid to CNH Industrial America LLC	(135,000)	(250,000)	(130,000)
Net cash from (used in) financing activities	911,473	(641,445)	(660,746)
INCREASE (DECREASE) IN CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	(320,080)	10,108	214,307
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Beginning of year	1,028,659	1,018,551	804,244
End of year	$708,579	$1,028,659	$1,018,551
CASH PAID DURING THE YEAR FOR INTEREST	$227,868	$198,527	$268,080
CASH PAID DURING THE YEAR FOR TAXES	$126,120	$56,801	$56,201

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(Dollars in thousands)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2020 as recast	$—	$843,749	$(124,396)	$523,898	$1,243,251
Net income	—	—	—	143,280	143,280
Dividends paid to CNH Industrial America LLC	—	—	—	(130,000)	(130,000)
Foreign currency translation adjustment	—	—	11,849	(5)	11,844
Stock compensation	—	(515)	—	—	(515)
Pension liability adjustment, net of tax	—	—	306	—	306
Change in derivative financial instruments, net of tax	—	—	(7,994)	—	(7,994)
BALANCE - December 31, 2020	$—	$843,234	$(120,235)	$537,173	$1,260,172
Net income	—	—	—	230,215	230,215
Dividends paid to CNH Industrial America LLC	—	—	—	(250,000)	(250,000)
Foreign currency translation adjustment	—	—	666	—	666
Stock compensation	—	235	—	—	235
Pension liability adjustment, net of tax	—	—	1,802	—	1,802
Change in derivative financial instruments, net of tax	—	—	6,310	—	6,310
BALANCE - December 31, 2021	$—	$843,469	$(111,457)	$517,388	$1,249,400
Net income	—	—	—	219,122	219,122
Dividends paid to CNH Industrial America LLC	—	—	—	(135,000)	(135,000)
Foreign currency translation adjustment	—	—	(38,636)	—	(38,636)
Stock compensation	—	553	—	—	553
Pension liability adjustment, net of tax	—	—	79	—	79
Change in derivative financial instruments, net of tax	—	—	12,181	—	12,181
BALANCE - December 31, 2022	$—	$844,022	$(137,833)	$601,510	$1,307,699

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

On October 7, 2022, CNH Industrial Capital America and CNH Industrial Capital Canada closed on the purchase of Citibank, N.A. and Citi Cards Canada Inc.’s portfolio of revolving charge account receivables underlying a private-label revolving charge account product offered through CNH Industrial North America dealers.

To support CNH Industrial North America’s sales of agricultural and construction equipment products, the Company offers retail note and lease financing to end-use customers for the purchase of new and used equipment and components sold through CNH Industrial North America’s dealer network, as well as revolving charge account financing and other financial services. CNH Industrial Capital also provides wholesale financing to CNH Industrial North America dealers and distributors, all of which are independently owned and operated. Retail financing products primarily include retail notes, finance leases and operating leases to end-use customers and revolving charge account financing for customers to purchase parts, service, rentals, implements and attachments from CNH Industrial North America dealers. Wholesale financing consists primarily of dealer floorplan financing, which gives dealers the ability to maintain a representative inventory of products. In addition, the Company also finances other products, including insurance and equipment protection products underwritten through a third-party insurer. As a captive finance company, the Company is reliant on the operations of CNH Industrial North America, its dealers and end-use customers.

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

Revenue Recognition

Finance and interest income on receivables is recorded using the effective yield method. Deferred costs on the origination of financing receivables are recognized as a reduction in finance revenue over the expected lives of the receivables using the effective yield method. Recognition of income on receivables is suspended when management determines that collection of future income is not probable or when an account becomes 90 days past due, whichever occurs earlier. Income accrual is resumed if the receivable becomes contractually current and collection doubts are removed. Previously suspended income is recognized at that time. The Company applies cash received on nonaccrual financing receivables to first reduce any unrecognized interest and then the recorded investment and any other fees.

A substantial portion of the Company’s interest income arises from retail sales programs offered by CNH Industrial North America on which finance charges are waived or below-market rate financing programs are offered. When the Company acquires retail notes and finance leases subject to below-market interest rates, including waived interest rate financing, the Company receives compensation from CNH Industrial North America based on the Company’s estimated costs and a targeted return on equity. This amount is initially recognized as an unearned finance charge and is recognized as interest income over the term of the retail notes and finance leases, and is included in “Interest and other income from affiliates” in the accompanying consolidated statements of income.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Restricted Cash and Cash Equivalents

Restricted cash includes principal and interest payments from retail notes and wholesale receivables owned by the consolidated VIEs that are payable to the VIEs’ investors, and cash pledged as a credit enhancement to the same investors. These amounts are held by depository banks in order to comply with contractual agreements. Restricted cash equivalents are highly liquid investments with an original maturity of one month or less.

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

Allowance for Credit Losses

The allowance for credit losses is the Company’s estimate of the lifetime expected credit losses inherent in the receivables owned by the Company. Retail customer receivables primarily include retail notes and finance leases to end-use customers. Revolving charge accounts represent financing for customers to purchase parts, service, rentals, implements and attachments from CNH Industrial North America dealers. Wholesale receivables include dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Typically, the Company’s receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk.

Retail customer receivables that share the same risk characteristics such as, collateralization levels, geography, product type and other relevant factors are reviewed on a collective basis using measurement models and management judgment. The allowance for credit losses on retail customer receivables is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward-looking macroeconomic factors, such as GDP and Net Farm Income. The forward-looking macroeconomic factors are updated quarterly. In addition, qualitative factors that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Retail customer receivables and wholesale receivables that do not have similar risk characteristics are individually reviewed based on, among other items, amounts outstanding, days past due and prior collection history. Expected credit losses are measured by considering: the probability-weighted estimates of cash flows and collateral value; the time value of money; current conditions and forecasts of future economic conditions. Expected credit losses are measured as the probability-weighted present value of all cash shortfalls (including the value of the collateral, if appropriate) over the expected life of each financial asset.

Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is estimated that amounts due are deemed uncollectible. Revolving charge accounts are generally deemed to be uncollectible and charged off to the allowance for credit losses when delinquency reaches 120 days.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite useful life and is reviewed for impairment at least annually. During 2022 and 2021, the Company performed its annual impairment review as of December 31, and concluded that there was no impairment in either year. Other intangible assets consist of software and are being amortized on a straight-line basis over five years.

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

The Company formally documents the hedging relationship to the hedged item and its risk management strategy for all derivative financial instruments designated as hedges. This includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities contained in the consolidated balance sheets and linking cash flow hedges to specific forecasted transactions or variability of cash flow. The Company assesses the effectiveness of its hedging instruments both at inception and on an ongoing basis. If a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer probable of occurring, the hedge accounting described above is discontinued and the derivative is marked to fair value and recorded in income through the remainder of its term.

New Accounting Pronouncements Adopted in 2022

None.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2022-06 extended the sunset date of ASC Topic 848 from December 31, 2022 to December 31, 2024. The Company has not adopted ASU 2020-04 as of December 31, 2022. ASU 2020-04 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amends the guidance on vintage disclosures to require disclosure of current-period gross charge-offs by year of origination. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. Entities can elect to adopt the guidance on TDRs using either a prospective or modified retrospective transition. The amendments related to disclosures should be adopted prospectively. The Company is currently evaluating the impact of adoption to its consolidated financial statements.

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

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the year ended December 31, 2022:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(112,618)	$2,451	$(956)	$(111,123)
Tax asset (liability)	—	(587)	253	(334)
Beginning balance, net of tax	(112,618)	1,864	(703)	(111,457)
Other comprehensive income (loss) before reclassifications	(38,636)	1,067	17,334	(20,235)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(955)	(1,090)	(2,045)
Tax effects	—	(33)	(4,063)	(4,096)
Net current-period other comprehensive income (loss)	(38,636)	79	12,181	(26,376)
Total	$(151,254)	$1,943	$11,478	$(137,833)

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

The reclassifications out of AOCI and the location on the consolidated statements of income for the years ended December 31, 2022 and 2021 were immaterial.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of December 31, 2022 and 2021 is as follows:

	2022	2021
Retail notes	$1,241,775	$993,768
Revolving charge accounts	207,744	—
Finance leases	198,064	177,347
Wholesale	875,628	576,810
Restricted receivables	8,343,621	7,319,327
Gross receivables	10,866,832	9,067,252
Less: Allowance for credit losses	(125,012)	(115,953)
Total receivables, net	$10,741,820	$8,951,299

The Company provides and administers retail note and lease financing to end-use customers for the purchase of new and used equipment and components sold through CNH Industrial North America’s dealer network, as well as revolving charge account financing. The terms of retail notes and finance leases generally range from two to six years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH Industrial North America. Revolving charge accounts are generally accompanied by higher interest rates than the Company’s other retail financing products, require minimum monthly payments and do not have pre-determined maturity dates.

Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have interest-free periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. During the interest-free period, the Company is compensated by CNH Industrial North America based on market interest rates. After the expiration of any interest-free period, interest is charged to dealers on outstanding balances until the Company receives payment in full. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. Interest rates are set based on market factors and the prime rate or the Secured Overnight Financing Rate (“SOFR”). The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH Industrial North America may be obligated to repurchase the dealer’s equipment upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2022, 2021 or 2020 relating to the termination of dealer contracts.

Maturities of receivables as of December 31, 2022, are as follows:

2023	$5,567,911
2024	1,697,398
2025	1,456,145
2026	1,128,206
2027 and thereafter	892,160
Total receivables	$10,741,820

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

It has been the Company’s experience that substantial portions of retail customer receivables, which include retail notes and finance leases, are repaid before their contractual maturity dates. As a result, the above table should not be regarded as a forecast of future cash collections. Retail customer receivables, revolving charge accounts and wholesale receivables have significant concentrations of credit risk in the agricultural and construction business sectors. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the United States or Canada. The Company typically retains, as collateral, a security interest in the equipment associated with retail customer receivables and wholesale receivables, while revolving charge accounts are generally unsecured.

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of December 31, 2022 and 2021:

	2022	2021
Retail notes	$5,835,445	$5,551,132
Wholesale	2,508,176	1,768,195
Total restricted receivables	$8,343,621	$7,319,327

Retail Notes Securitizations

Within the U.S. retail notes securitization programs, qualifying retail notes are sold to bankruptcy-remote SPEs. In turn, these SPEs establish separate trusts, which are VIEs, to either transfer receivables in exchange for proceeds from asset-backed securities issued by the trusts, or pledge the receivables as collateral in exchange for proceeds from a committed asset-backed facility. In Canada, qualifying retail notes are transferred directly to trusts, which are also VIEs. The VIEs are consolidated since the Company has both the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs.

During the years ended December 31, 2022 and 2021, the Company executed $2,798,457 and $3,557,257, respectively, in term retail asset-backed transactions in the U.S. and Canada. The securities in these transactions are backed by agricultural and construction equipment retail notes originated through CNH Industrial North America’s dealer network. As of December 31, 2022 and 2021, $4,927,653 and $4,913,731, respectively, of asset-backed securities issued to investors were outstanding with weighted average remaining maturities of 39 months and 38 months, respectively. The Company believes that it is probable that it will continue to regularly utilize the term ABS markets.

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

The Company also has $1,443,186 in committed asset-backed facilities through which it may sell on a monthly basis retail notes generated in the United States and Canada. The Company has utilized these facilities in the past to fund the origination of receivables and has later repurchased and resold the receivables in the term ABS markets or found alternative financing for the receivables. The U.S. and Canadian facilities had an original funding term of two years and are renewable in September 2024 and December 2024, respectively. To the extent these facilities are not renewed, they will be repaid according to the amortization of the underlying receivables.

Wholesale Receivables Securitizations

With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities, which are bankruptcy-remote SPEs. As of December 31, 2022, debt is issued through a U.S. master trust facility, consisting of two short-term series of $700,000 and $300,000, and through a C$400,000 ($295,457) Canadian master trust facility.

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

Allowance for Credit Losses

The Company’s allowance for credit losses is segregated into three portfolio segments: retail customer receivables, revolving charge accounts and wholesale receivables. A portfolio segment is the level at which the Company develops a systematic methodology for determining its allowance for credit losses.

Further, the class of receivables by which the Company evaluates its portfolio segments is by geographic region. Typically, the Company’s receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. The classes align with management reporting.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Allowance for credit losses activity for the year ended December 31, 2022 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$109,742	$—	$6,211	$115,953
Charge-offs	(8,202)	(49)	(4,631)	(12,882)
Recoveries	2,262	—	526	2,788
Provision (benefit)	7,311	(169)	4,099	11,241
Foreign currency translation and other	(772)	8,737	(53)	7,912
Ending balance	$110,341	$8,519	$6,152	$125,012
Receivables:
Ending balance	$7,275,284	$207,744	$3,383,804	$10,866,832

At December 31, 2022, the allowance for credit losses included increases in reserves primarily due to the addition of revolving charge accounts. The Company will update the macroeconomic factors and qualitative factors in future periods, as warranted.

Allowance for credit losses activity for the year ended December 31, 2021 is as follows:

	Retail
	Customer	Wholesale	Total
Allowance for credit losses:
Beginning balance	$126,851	$9,285	$136,136
Charge-offs	(14,929)	(179)	(15,108)
Recoveries	2,177	126	2,303
Provision (benefit)	(4,437)	(3,023)	(7,460)
Foreign currency translation and other	80	2	82
Ending balance	$109,742	$6,211	$115,953
Receivables:
Ending balance	$6,722,247	$2,345,005	$9,067,252

At December 31, 2021, the allowance for credit losses included a release of reserves primarily due to the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID-19 pandemic.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Allowance for credit losses activity for the year ended December 31, 2020 is as follows:

	Retail
	Customer	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$64,750	$8,001	$72,751
Adoption of ASC 326	25,877	—	25,877
Beginning balance, as recast	90,627	8,001	98,628
Charge-offs	(23,147)	(1,530)	(24,677)
Recoveries	2,481	10	2,491
Provision	56,252	2,792	59,044
Foreign currency translation and other	638	12	650
Ending balance	$126,851	$9,285	$136,136
Receivables:
Ending balance	$6,270,448	$2,762,499	$9,032,947

At December 31, 2020, the allowance for credit losses was based on the Company’s expectation of deteriorating credit conditions related to the COVID-19 pandemic.

The Company assesses and monitors the credit quality of its receivables based on past due information. Receivables are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Delinquency is reported on receivables greater than 30 days past due. As the terms for the retail customer receivables are greater than one year, the past due information is presented by year of origination.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The aging of receivables as of December 31, 2022 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Retail customer
United States
2022	$6,258	$976	$350	$7,584	$2,728,247	$2,735,831
2021	6,610	1,269	3,701	11,580	1,610,175	1,621,755
2020	4,490	1,503	32,505	38,498	807,990	846,488
2019	2,365	1,034	4,114	7,513	382,168	389,681
2018	1,579	465	1,493	3,537	186,897	190,434
Prior to 2018	765	131	4,955	5,851	54,566	60,417
Total	$22,067	$5,378	$47,118	$74,563	$5,770,043	$5,844,606
Canada
2022	$1,544	$22	$387	$1,953	$652,576	$654,529
2021	2,420	502	2,371	5,293	436,138	441,431
2020	810	128	960	1,898	190,905	192,803
2019	197	114	615	926	90,968	91,894
2018	388	178	262	828	38,477	39,305
Prior to 2018	123	25	257	405	10,311	10,716
Total	$5,482	$969	$4,852	$11,303	$1,419,375	$1,430,678
Revolving charge accounts
United States	$12,979	$9,965	$—	$22,944	$169,851	$192,795
Canada	$1,237	$759	$—	$1,996	$12,953	$14,949
Wholesale
United States	$7	$—	$4	$11	$2,721,282	$2,721,293
Canada	$—	$—	$—	$—	$662,511	$662,511
Total
Retail customer	$27,549	$6,347	$51,970	$85,866	$7,189,418	$7,275,284
Revolving charge accounts	$14,216	$10,724	$—	$24,940	$182,804	$207,744
Wholesale	$7	$—	$4	$11	$3,383,793	$3,383,804

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The aging of receivables as of December 31, 2021 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Retail customer
United States
2021	$3,244	$364	$719	$4,327	$2,491,994	$2,496,321
2020	4,957	606	2,749	8,312	1,355,498	1,363,810
2019	3,977	808	3,937	8,722	739,005	747,727
2018	2,437	602	2,968	6,007	442,892	448,899
2017	1,351	638	2,486	4,475	191,998	196,473
2016	723	85	1,839	2,647	48,535	51,182
Prior to 2016	221	71	1,361	1,653	13,009	14,662
Total	$16,910	$3,174	$16,059	$36,143	$5,282,931	$5,319,074
Canada
2021	$1,777	$—	$—	$1,777	$713,889	$715,666
2020	1,183	198	564	1,945	356,076	358,021
2019	531	126	817	1,474	175,824	177,298
2018	422	186	620	1,228	96,205	97,433
2017	136	4	232	372	40,938	41,310
2016	114	—	604	718	10,001	10,719
Prior to 2016	1	—	290	291	2,435	2,726
Total	$4,164	$514	$3,127	$7,805	$1,395,368	$1,403,173
Wholesale
United States	$3	$—	$9	$12	$1,802,052	$1,802,064
Canada	$—	$—	$—	$—	$542,941	$542,941
Total
Retail customer	$21,074	$3,688	$19,186	$43,948	$6,678,299	$6,722,247
Wholesale	$3	$—	$9	$12	$2,344,993	$2,345,005

Included in the receivables balance at December 31, 2022 and 2021 is accrued interest of $57,831 and $41,953, respectively. The Company does not include accrued interest in its allowance for credit losses.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the years ended December 31, 2022 and 2021. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The retail customer receivables on nonaccrual status as of December 31, 2022 and 2021 are as follows:

	2022	2021
United States	$48,690	$24,028
Canada	$4,852	$3,127

As of December 31, 2022 and 2021, there were no wholesale receivables on nonaccrual status nor were there any revolving charge account receivables on nonaccrual status as of December 31, 2022.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

As of December 31, 2022 and 2021, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the years ended December 31, 2022 and 2021 was immaterial.

Troubled Debt Restructurings

A restructuring of a receivable constitutes a TDR when the lender grants a concession it would not otherwise consider to a borrower that is experiencing financial difficulties. As a collateral-based lender, the Company typically will repossess collateral in lieu of restructuring receivables. As such, for retail customer receivables, concessions are typically provided based on bankruptcy court proceedings. For wholesale receivables, concessions granted may include extended contract maturities, inclusion of interest-only periods, modification of a contractual interest rate to a below market interest rate and waiving of interest and principal.

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

As of December 31, 2022 and 2021, the Company’s TDRs for retail customer receivables and wholesale receivables were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases as of December 31, 2022 and 2021 is as follows:

	2022	2021
Equipment on operating leases	$1,858,912	$2,132,900
Accumulated depreciation	(385,939)	(425,369)
Total equipment on operating leases, net	$1,472,973	$1,707,531

Depreciation expense totaled $201,582, $239,331 and $237,405 for the years ended December 31, 2022, 2021 and 2020, respectively.

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $77,461) as of December 31, 2022 are as follows:

2023	$197,443
2024	134,129
2025	72,119
2026	26,874
2027 and thereafter	7,853
Total lease payments	$438,418

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Balance, beginning of year	$110,226	$110,158
Foreign currency translation adjustment	(1,659)	68
Balance, end of year	$108,567	$110,226

Goodwill is tested for impairment at least annually. During 2022, 2021 and 2020, the Company performed its annual impairment review as of December 31 and concluded that there were no impairments in any year.

As of December 31, 2022 and 2021, the Company’s intangible asset and related accumulated amortization for its software is as follows:

	2022	2021
Software	$46,251	$42,156
Accumulated amortization	(27,863)	(25,704)
Total software, net	$18,388	$16,452

The Company recorded amortization expense of $2,159, $1,910 and $1,562 during 2022, 2021 and 2020, respectively.

Based on the current amount of software subject to amortization, the estimated annual amortization expense for each of the succeeding five years is as follows: $2,020 in 2023; $1,897 in 2024; $1,766 in 2025; $1,501 in 2026; and $1,096 in 2027.

NOTE 7: OTHER ASSETS

The components of other assets as of December 31, 2022 and 2021 are as follows:

	2022	2021
Derivative assets	$35,575	$42,961
Deferred tax assets	9,463	13,731
Tax receivables	3,162	1,772
Other current assets	15,758	29,118
Total other assets	$63,958	$87,582

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: CREDIT FACILITIES AND DEBT

The following table summarizes the Company’s debt and credit facilities, borrowings thereunder and availability at December 31, 2022:

				Current
				Maturities of
		Total	Short-Term	Long-Term	Long-Term
	Maturity (1)	Facility/Debt	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2024	$1,000,000	$—	$83,667	$227,799	$688,534
Retail - Canada	Dec 2024	443,186	—	53,130	245,930	144,126
Wholesale VFN - U.S.	Various	1,000,000	1,000,000	—	—	—
Wholesale VFN - Canada	Dec 2024	295,457	295,457	—	—	—
		2,738,643	1,295,457	136,797	473,729	832,660
Secured Debt
Amortizing retail term ABS - N.A.	Various	4,829,202	—	1,688,606	3,140,596	—
Other ABS financing - N.A.	Various	98,451	—	77,644	20,807	—
Unamortized issuance costs		(14,750)	—	—	(14,750)	—
		4,912,903	—	1,766,250	3,146,653	—
Unsecured Facilities
Revolving credit facilities	Various	606,820	—	—	110,796	496,024
Unamortized issuance costs		(1,284)	—	—	(1,284)	—
		605,536	—	—	109,512	496,024
Unsecured Debt
Commercial paper	Various	300,000	300,000	—	—	—
Notes	Various	3,321,593	—	600,000	2,721,593	—
Hedging effects, discounts and unamortized issuance costs		(66,430)	(1,445)	(633)	(64,352)	—
		3,555,163	298,555	599,367	2,657,241	—
Total credit facilities and debt		$11,812,245	$1,594,012	$2,502,414	$6,387,135	$1,328,684
(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

A summary of the minimum annual repayments of long-term debt as of December 31, 2022, for 2024 and thereafter is as follows:

2024	$2,120,594
2025	2,064,945
2026	1,890,830
2027	286,384
2028 and thereafter	24,382
Total	$6,387,135

The following table summarizes the Company’s credit facilities, borrowings thereunder and availability at December 31, 2021:

				Current
				Maturities of
		Total	Short-Term	Long-Term	Long-Term
	Maturity (1)	Facility/Debt	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2023	$1,000,000	$—	$108,941	$421,392	$469,667
Retail - Canada	Dec 2023	393,455	—	25,188	109,504	258,763
Wholesale VFN - U.S.	Various	1,000,000	994,000	—	—	6,000
Wholesale VFN - Canada	Dec 2023	314,764	270,697	—	—	44,067
		2,708,219	1,264,697	134,129	530,896	778,497
Secured Debt
Amortizing retail term ABS - N.A.	Various	4,553,381	—	1,616,285	2,937,096	—
Other ABS financing - N.A.	Various	360,350	—	237,616	122,734	—
Unamortized issuance costs		(14,567)	—	—	(14,567)	—
		4,899,164	—	1,853,901	3,045,263	—
Unsecured Facilities
Revolving credit facilities	Various	620,335	—	—	125,906	494,429
Unamortized issuance costs		(597)	—	—	(597)	—
		619,738	—	—	125,309	494,429
Unsecured Debt
Notes	Various	2,936,073	—	500,000	2,436,073	—
Hedging effects, discounts and unamortized issuance costs		7,070	—	2,641	4,429	—
		2,943,143	—	502,641	2,440,502	—
Total credit facilities and debt		$11,170,264	$1,264,697	$2,490,671	$6,141,970	$1,272,926
(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Committed Asset-Backed Facilities

The Company has access to committed asset-backed facilities with several banks through which it may sell its receivables. The Company utilizes retail facilities to fund the origination of retail notes and has exercised the option to periodically repurchase receivables and resell them in the term ABS markets (shown as “Amortizing retail term ABS - N.A.”) or found alternative financing for the receivables. Under these facilities, the maximum amount of proceeds that can be accessed at one time is $1,443,186. In addition, if the receivables sold are not repurchased by the Company, the related debt is paid only as the underlying receivables are collected. Such receivables have maturities not exceeding seven years. The Company believes it is probable that a majority of these receivables will be repurchased and resold in the ABS markets. Borrowings against these facilities accrue interest based on prevailing money market rates, plus an applicable margin.

The Company finances a portion of its wholesale receivable portfolio with the issue of Variable Funding Notes (“VFNs”) which are privately subscribed by certain banks and asset-backed commercial paper conduits. These notes accrue interest based on prevailing money market rates, plus an applicable margin.

Secured Debt

Secured borrowings bear interest at either floating rates of SOFR plus an applicable margin or fixed rates.

Unsecured Credit Line, Facilities and Debt

Committed unsecured facilities with banks as of December 31, 2022, totaled $605,536. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of December 31, 2022, the Company had $109,512 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company's outstanding commercial paper totaled $298,555 as of December 31, 2022.

As of December 31, 2022, the Company’s outstanding unsecured senior notes were as follows:

Issued by CNH Industrial Capital LLC (the “U.S. Senior Notes”): (1)
1.950% notes, due 2023	$600,000
4.200% notes, due 2024	500,000
3.950% notes, due 2025	500,000
5.450% notes, due 2025	400,000
1.450% notes, due 2026	600,000
1.875% notes, due 2026	500,000
Hedging, discounts and unamortized issuance costs	(64,067)
3,035,933
Issued by CNH Industrial Capital Canada (the “Canadian Senior Notes”): (2)
1.500% notes, due 2024	221,593
Discounts and unamortized issuance costs	(918)
220,675
Total	$3,256,608
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Industrial Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Industrial Capital America and New Holland Credit.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

On May 23, 2022, CNH Industrial Capital LLC completed an offering of $500,000 in aggregate principal amount of 3.950% unsecured notes due 2025, with an issue price of 99.469%.

On October 14, 2022, CNH Industrial Capital LLC completed an offering of $400,000 in aggregate principal amount of 5.450% unsecured notes due 2025, with an issue price of 99.349%.

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

Interest Rates

The weighted-average interest rate on total short-term debt outstanding at December 31, 2022 and 2021 was 4.8% and 0.9%, respectively. The weighted-average interest rate on total long-term debt (including current maturities of long-term debt) at December 31, 2022 and 2021 was 2.9% and 1.7%, respectively. The average rate is calculated using the actual rates at December 31, 2022 and 2021, weighted by the amount of outstanding borrowings of each debt instrument.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The sources of income before taxes for the years ended December 31, 2022, 2021, and 2020 are as follows, with foreign defined as any income earned outside the United States:

	2022	2021	2020
Domestic	$232,873	$235,309	$141,167
Foreign	57,129	64,841	45,625
Income before taxes	$290,002	$300,150	$186,792

The provision for income taxes for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Current income tax expense (benefit):
Domestic	$112,615	$63,346	$45,371
Foreign	12,717	16,630	10,518
Total current income tax expense	125,332	79,976	55,889
Deferred income tax expense (benefit):
Domestic	(55,494)	(9,296)	(12,992)
Foreign	1,042	(745)	615
Total deferred income tax expense	(54,452)	(10,041)	(12,377)
Total tax provision	$70,880	$69,935	$43,512

A reconciliation of CNH’s statutory and effective income tax rate for the years ended December 31, 2022, 2021, and 2020 is as follows:

	2022	2021	2020
Tax provision at statutory rate	21.0%	21.0%	21.0%
State taxes	4.8	4.1	4.6
Foreign taxes	(0.6)	(1.1)	(1.4)
Tax contingencies	—	—	0.1
Tax credits and incentives	(0.6)	(0.4)	(0.5)
Other	(0.2)	(0.3)	(0.5)
Total tax provision effective rate	24.4%	23.3%	23.3%

The components of the Company’s net deferred tax liability as of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Pension, postretirement and post-employment benefits	$1,180	$1,444
Marketing and sales incentive programs	46,587	40,941
Allowance for credit losses	25,627	26,688
Other accrued liabilities	36,805	35,306
Tax loss and tax credit carry forwards	1,076	1,077
Total deferred tax assets	111,275	105,456
Deferred tax liability:
Equipment on operating lease	297,152	340,912
Net deferred tax liabilities	$(185,877)	$(235,456)

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

Net deferred tax liabilities are reflected in the accompanying consolidated balance sheets as of December 31, 2022 and 2021 as follows:

	2022	2021
Deferred tax assets	$9,463	$13,731
Deferred tax liabilities	(195,340)	(249,187)
Net deferred tax liabilities	$(185,877)	$(235,456)

A reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

	2022	2021	2020
Balance, beginning of year	$—	$4,274	$4,274
Additions based on tax positions related to the current year	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	(4,274)	—
Balance, end of year	$—	$—	$4,274

In 2021, the Company settled its position with the IRS for the tax year 2014 and 2015 audits. There is no amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2020, the Company recognized approximately $214 in interest and penalties. The Company had approximately $1,180 for the expected future payment of interest and penalties accrued at December 31, 2020.

The Company has open tax years from 2012 to 2021. The Company does not believe the resolution of any outstanding tax examinations will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

At December 31, 2022, there are no material deferred tax liabilities on undistributed earnings of subsidiaries outside of the U.S.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of December 31, 2022, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 53 months. As of December 31, 2022, the after-tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately ($2,055).

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the years ended December 31, 2022, 2021 and 2020.

All of the Company’s interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $3,628,725 and $3,561,606 at December 31, 2022 and 2021, respectively. The thirteen-month average notional amounts as of December 31, 2022 and 2021 were $3,715,399 and $4,062,501, respectively.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of December 31, 2022 and 2021 in the consolidated balance sheets are recorded as follows:

	2022	2021
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$3,597	$32,632
Accounts payable and other accrued liabilities:
Interest rate derivatives	$42,936	$6,750
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$27,862	$8,391
Foreign exchange contracts	4,116	1,938
Total	$31,978	$10,329
Accounts payable and other accrued liabilities:
Interest rate derivatives	$27,862	$8,391
Foreign exchange contracts	435	4,041
Total	$28,297	$12,432

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the years ended December 31, 2022, 2021 and 2020 are recorded in the following accounts:

	2022	2021	2020
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$17,334	$7,932	$(11,047)
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	1,090	(653)	(171)
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$(5,784)	$(1,709)	$1,946

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, all of which are measured as Level 2:

	2022	2021
Assets
Interest rate derivatives	$31,459	$41,023
Foreign exchange contracts	4,116	1,938
Total assets	$35,575	$42,961
Liabilities
Interest rate derivatives	$70,798	$15,141
Foreign exchange contracts	435	4,041
Total liabilities	$71,233	$19,182

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

The fair market value of these assets was based on an internal valuation methodology, which used industry guide book values adjusted for recent remarketing history and was classified as Level 3 under the fair value hierarchy. The Company recorded net losses (gains) on the sale of the equipment held of ($27,525), ($12,140) and $10,169 for the years ended December 31, 2022, 2021 and 2020, respectively, and were included in “Other expenses, net” in the accompanying consolidated statements of income.

Fair Value of Other Financial Instruments

The carrying amount of cash, restricted cash and cash equivalents, floating-rate affiliated accounts and notes receivable, floating-rate short-term debt, interest payable and short-term affiliated debt was assumed to approximate its fair value. Under the fair value hierarchy, cash and restricted cash and cash equivalents are classified as Level 1 and the remainder of the financial instruments listed is classified as Level 2.

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of December 31, 2022 and 2021 are as follows:

	2022		2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$10,741,820	$10,433,949	$8,951,299	$9,044,561
Long-term debt	$6,387,135	$6,032,997	$6,141,970	$6,059,202

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

Long-term debt

The fair values of long-term debt were based on current market quotes for identical or similar borrowings and credit risk.

NOTE 11: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	2022	2021	2020
Revenues
United States	$626,754	$630,848	$682,413
Canada	168,909	163,891	166,802
Eliminations	(3,828)	(5,555)	(4,808)
Total	$791,835	$789,184	$844,407
Interest expense
United States	$195,728	$161,681	$234,723
Canada	49,907	39,652	50,043
Eliminations	(3,828)	(5,555)	(4,808)
Total	$241,807	$195,778	$279,958
Net income
United States	$175,752	$181,259	$108,788
Canada	43,370	48,956	34,492
Total	$219,122	$230,215	$143,280
Depreciation and amortization
United States	$152,871	$190,255	$193,932
Canada	50,878	50,994	45,042
Total	$203,749	$241,249	$238,974
Expenditures for equipment on operating leases
United States	$354,817	$388,665	$466,288
Canada	162,806	147,736	132,099
Total	$517,623	$536,401	$598,387
Provision (benefit) for credit losses
United States	$9,978	$(6,431)	$45,080
Canada	1,263	(1,029)	13,964
Total	$11,241	$(7,460)	$59,044

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

	2022	2021	2020
Total assets
United States	$10,712,413	$9,870,766	$10,186,808
Canada	2,683,722	2,538,581	2,442,180
Eliminations	(216,656)	(221,579)	(177,819)
Total	$13,179,479	$12,187,768	$12,451,169
Managed receivables
United States	$8,758,694	$7,121,138	$7,195,558
Canada	2,108,138	1,946,114	1,837,389
Total	$10,866,832	$9,067,252	$9,032,947

NOTE 12: RELATED-PARTY TRANSACTIONS

The Company receives compensation from CNH Industrial North America for retail notes and finance leases, wholesale and operating lease sales programs offered by CNH Industrial North America on which finance charges are waived or below market rate financing programs are offered. The Company receives compensation from CNH Industrial North America based on the Company’s estimated costs and a targeted return on equity. The Company is also compensated for lending funds to CNH Industrial North America.

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income at December 31, 2022, 2021, and 2020 is as follows:

	2022	2021	2020
Subsidy from CNH Industrial North America
Retail notes and finance leases	$123,874	$142,867	$153,990
Wholesale	95,138	94,678	108,479
Operating lease	47,194	58,965	61,328
Income from affiliated receivables
CNH Industrial North America	713	878	474
Banco CNH Industrial Capital Brazil	983	—	—
Other affiliates	365	191	153
Total interest and other income from affiliates	$268,267	$297,579	$324,424

Interest expense to affiliates was $9,361, $3,686 and $3,568, respectively, for the years ended December 31, 2022, 2021 and 2020. Fees charged by affiliates were $50,858, $47,369 and $45,905 for the years ended December 31, 2022, 2021 and 2020, respectively, which amounts consist of payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

As of December 31, 2022 and 2021, the Company had various accounts and notes receivable and debt with the following affiliates:

	2022			2021
	Rate	Maturity	Amount	Rate	Maturity	Amount
Affiliated receivables
CNH Industrial America	0%	—	$10	0%	—	$243,499
CNH Industrial Canada Ltd.	0%	—	—	0%	—	3,289
Banco CNH Industrial Capital Brazil	0%	—	40,983	0%	—	—
Other affiliates	0%	—	12,516	0%	—	12,911
Total affiliated receivables			$53,509			$259,699
Affiliated debt
CNH Industrial America	5.39%	2023	$100,195	—	—	$—
CNH Industrial Canada Ltd.	5.74%	2023	241,036	—	—	—
Other affiliates	5.05%	2023	300	1.56%	2022	2,100
Total affiliated debt			$341,531			$2,100

Accounts payable and other accrued liabilities, including tax payables, of $212,167 and $164,500 were payable to related parties as of December 31, 2022 and 2021, respectively.

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

Commitments

As of December 31, 2022, the Company had various agreements, on an uncommitted basis, to extend credit for the following portfolios:

	Total
	Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$6,012,569	$3,267,125	$2,745,444
Revolving charge accounts	$2,456,328	$208,745	$2,247,583