Form 10-Q
period 2023-03-31
CNH Industrial Capital LLC
filed 2023-05-09
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

As of March 31, 2023, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Dollars in thousands)

(Unaudited)

	2023	2022
REVENUES
Interest income on retail notes and finance leases	$68,224	$46,701
Rental income on operating leases	57,049	63,821
Revolving charge account income	8,330	—
Interest income on wholesale notes	10,595	5,491
Interest and other income from affiliates	84,104	62,307
Other income	216	9,089
Total revenues	228,518	187,409
EXPENSES
Interest expense:
Interest expense to third parties	95,256	39,087
Interest expense to affiliates	8,448	333
Total interest expense	103,704	39,420
Administrative and operating expenses:
Fees charged by affiliates	13,875	11,416
Provision for credit losses	1,919	2,825
Depreciation of equipment on operating leases	45,052	53,557
Other expenses, net	3,533	(2,723)
Total administrative and operating expenses	64,379	65,075
Total expenses	168,083	104,495
INCOME BEFORE TAXES	60,435	82,914
Income tax provision	14,134	19,427
NET INCOME	$46,301	$63,487

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Dollars in thousands)

(Unaudited)

	2023	2022
NET INCOME	$46,301	$63,487
Other comprehensive income (loss):
Foreign currency translation adjustment	(294)	9,154
Pension liability adjustment	(181)	(186)
Change in derivative financial instruments	(2,393)	6,451
Total other comprehensive income (loss)	(2,868)	15,419
COMPREHENSIVE INCOME	$43,433	$78,906

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Cash	$178,826	$262,244
Restricted cash and cash equivalents	423,808	446,335
Receivables, less allowance for credit losses of $117,472 and $125,012, respectively	11,007,602	10,741,820
Affiliated accounts and notes receivable	68,110	53,509
Equipment on operating leases, net	1,441,383	1,472,973
Equipment held for sale	8,204	11,685
Goodwill	108,543	108,567
Other intangible assets, net	17,786	18,388
Other assets	53,848	63,958
TOTAL	$13,308,110	$13,179,479
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,587,051	$4,096,426
Accounts payable and other accrued liabilities	874,707	1,046,688
Affiliated debt	586,984	341,531
Long-term debt	5,908,040	6,387,135
Total liabilities	11,956,782	11,871,780
Commitments and contingent liabilities (Note 11)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	844,218	844,022
Accumulated other comprehensive loss	(140,701)	(137,833)
Retained earnings	647,811	601,510
Total stockholder’s equity	1,351,328	1,307,699
TOTAL	$13,308,110	$13,179,479

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

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

	March 31,	December 31,
	2023	2022
Restricted cash and cash equivalents	$423,808	$446,335
Receivables, less allowance for credit losses of $54,350 and $55,645, respectively	6,974,192	6,927,032
TOTAL	$7,398,000	$7,373,367

Short-term debt (including current maturities of long-term debt)	$3,198,395	$3,120,860
Long-term debt	3,523,281	3,599,575
TOTAL	$6,721,676	$6,720,435

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Dollars in thousands)

(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,301	$63,487
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	45,054	53,559
Amortization of intangibles	667	546
Provision for credit losses	1,919	2,825
Deferred income tax expense (benefit)	3,295	(8,696)
Changes in components of working capital:
Change in affiliated accounts and notes receivables	(14,601)	24,361
Change in other assets and equipment held for sale	6,068	(3,155)
Change in accounts payable and other accrued liabilities	(175,470)	81,394
Net cash from (used in) operating activities	(86,767)	214,321
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(3,535,026)	(2,789,137)
Collections of receivables	3,265,316	2,643,370
Purchase of equipment on operating leases	(103,279)	(122,218)
Proceeds from disposal of equipment on operating leases	95,141	144,365
Change in property, equipment and software	(66)	(549)
Net cash from (used in) investing activities	(277,914)	(124,169)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	330,207	31,796
Payment of affiliated debt	(84,604)	(475)
Proceeds from issuance of long-term debt	132,829	992,020
Payment of long-term debt	(179,618)	(1,213,575)
Change in short-term borrowings, net	59,922	(62,983)
Dividends paid to CNH Industrial America LLC	—	(25,000)
Net cash from (used in) financing activities	258,736	(278,217)
DECREASE IN CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	(105,945)	(188,065)
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Beginning of period	708,579	1,028,659
End of period	$602,634	$840,594
CASH PAID DURING THE PERIOD FOR INTEREST	$107,552	$47,690
CASH PAID DURING THE PERIOD FOR TAXES	$33,616	$32,549

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2022	$—	$843,469	$(111,457)	$517,388	$1,249,400
Net income	—	—	—	63,487	63,487
Dividends paid to CNH Industrial America LLC	—	—	—	(25,000)	(25,000)
Foreign currency translation adjustment	—	—	9,154	—	9,154
Stock compensation	—	101	—	—	101
Pension liability adjustment, net of tax	—	—	(186)	—	(186)
Change in derivative financial instruments, net of tax	—	—	6,451	—	6,451
BALANCE - March 31, 2022	$—	$843,570	$(96,038)	$555,875	$1,303,407
BALANCE - January 1, 2023	$—	$844,022	$(137,833)	$601,510	$1,307,699
Net income	—	—	—	46,301	46,301
Foreign currency translation adjustment	—	—	(294)	—	(294)
Stock compensation	—	196	—	—	196
Pension liability adjustment, net of tax	—	—	(181)	—	(181)
Change in derivative financial instruments, net of tax	—	—	(2,393)	—	(2,393)
BALANCE - March 31, 2023	$—	$844,218	$(140,701)	$647,811	$1,351,328

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

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which should be read in conjunction with the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022. Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, which is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) for creditors in ASC 310-40 and amends the guidance on vintage disclosures to require disclosure of current-period gross charge-offs by year of origination. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. Entities can elect to adopt the guidance on TDRs using either a prospective or modified retrospective transition. The amendments related to disclosures should be adopted prospectively. The Company adopted ASU 2022-02 and applied the guidance within ASU 2022-02 to its consolidated financial statements prospectively beginning January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements and note disclosures.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2022-06 extended the sunset date of ASC Topic 848 from December 31, 2022 to December 31, 2024. The Company has not adopted ASU 2020-04 as of March 31, 2023. ASU 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) includes net income plus other comprehensive income, which includes foreign currency translation gains and losses, certain changes in pension plans and changes in fair value of certain derivatives designated as cash flow hedges.

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended March 31, 2023:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(151,254)	$2,563	$15,288	$(133,403)
Tax liability	—	(621)	(3,809)	(4,430)
Beginning balance, net of tax	(151,254)	1,942	11,479	(137,833)
Other comprehensive income (loss) before reclassifications	(294)	(105)	(2,565)	(2,964)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(135)	(662)	(797)
Tax effects	—	59	834	893
Net current-period other comprehensive income (loss)	(294)	(181)	(2,393)	(2,868)
Total	$(151,548)	$1,761	$9,086	$(140,701)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended March 31, 2022:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(112,618)	$2,451	$(956)	$(111,123)
Tax asset (liability)	—	(587)	253	(334)
Beginning balance, net of tax	(112,618)	1,864	(703)	(111,457)
Other comprehensive income (loss) before reclassifications	9,154	(97)	5,299	14,356
Amounts reclassified from accumulated other comprehensive income (loss)	—	(149)	3,324	3,175
Tax effects	—	60	(2,172)	(2,112)
Net current-period other comprehensive income (loss)	9,154	(186)	6,451	15,419
Total	$(103,464)	$1,678	$5,748	$(96,038)

The reclassifications out of AOCI were immaterial for the three months ended March 31, 2023 and 2022.

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of March 31, 2023 and December 31, 2022 is as follows:

	March 31,	December 31,
	2023	2022
Retail notes	$1,156,633	$1,241,775
Revolving charge accounts	194,329	207,744
Finance leases	195,003	198,064
Wholesale	983,267	875,628
Restricted receivables	8,595,842	8,343,621
Gross receivables	11,125,074	10,866,832
Less: Allowance for credit losses	(117,472)	(125,012)
Total receivables, net	$11,007,602	$10,741,820

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Retail notes	$5,782,638	$5,835,445
Wholesale	2,813,204	2,508,176
Total restricted receivables	$8,595,842	$8,343,621

Within the U.S. retail notes securitization programs, qualifying retail notes are sold to bankruptcy- remote SPEs. In turn, these SPEs establish separate trusts, which are VIEs, to either transfer receivables in exchange for proceeds from asset-backed securities issued by the trusts, or pledge the receivables as collateral in exchange for proceeds from a committed asset-backed facility. In Canada, qualifying retail notes are transferred directly to trusts, which are also VIEs. The VIEs are consolidated since the Company has both the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs.

With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities, which are bankruptcy-remote SPEs. These trusts were determined to be VIEs. In its role as servicer, the Company has the power to direct the trusts’ activities. Through its retained interests, the Company provides security to investors in the event that cash collections from the receivables are not sufficient to make principal and interest payments on the securities. Consequently, the Company has consolidated these wholesale trusts.

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

Retail customer receivables that share the same risk characteristics, such as collateralization levels, geography, product type and other relevant factors, are reviewed on a collective basis using measurement models and management judgment. The allowance for credit losses on retail customer receivables is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward-looking macroeconomic factors, such as GDP and Net Farm Income. The forward-looking macroeconomic factors are updated quarterly. In addition, qualitative factors that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

Charge-offs of principal amounts of receivables outstanding are deducted from the allowance at the point when it is estimated that amounts due are deemed uncollectible. Revolving charge accounts are generally deemed to be uncollectible and charged-off to the allowance for credit losses when delinquency reaches 120 days.

Allowance for credit losses activity for the three months ended March 31, 2023 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$110,341	$8,519	$6,152	$125,012
Charge-offs	(5,612)	(4,238)	—	(9,850)
Recoveries	392	—	11	403
Provision (benefit)	(1,669)	3,065	523	1,919
Foreign currency translation and other	(10)	(1)	(1)	(12)
Ending balance	$103,442	$7,345	$6,685	$117,472
Receivables:
Ending balance	$7,134,274	$194,329	$3,796,471	$11,125,074

At March 31, 2023, the allowance for credit losses included a decrease in reserves primarily due lower specific reserve needs.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables and charge-offs as of March 31, 2023 are as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Charge-offs
Retail customer
United States
2023	$56	$—	$—	$56	$550,629	$550,685	$—
2022	8,860	1,008	1,176	11,044	2,468,926	2,479,970	1,126
2021	5,354	1,715	2,119	9,188	1,457,176	1,466,364	759
2020	3,079	581	33,064	36,724	708,953	745,677	1,355
2019	2,505	527	2,111	5,143	321,689	326,832	1,409
Prior to 2019	808	782	4,801	6,391	181,919	188,310	928
Total	$20,662	$4,613	$43,271	$68,546	$5,689,292	$5,757,838	$5,577
Canada
2023	$80	$—	$—	$80	$99,418	$99,498	$—
2022	1,536	273	110	1,919	585,553	587,472	91
2021	1,123	271	2,338	3,732	396,754	400,486	197
2020	669	330	1,031	2,030	170,126	172,156	(418)
2019	320	175	270	765	77,213	77,978	23
Prior to 2019	201	101	1,017	1,319	37,527	38,846	142
Total	$3,929	$1,150	$4,766	$9,845	$1,366,591	$1,376,436	$35
Revolving charge accounts
United States	$4,153	$2,078	$965	$7,196	$173,160	$180,356	$3,907
Canada	$403	$178	$91	$672	$13,301	$13,973	$331
Wholesale
United States	$5	$—	$—	$5	$3,066,973	$3,066,978	$—
Canada	$8	$—	$—	$8	$729,485	$729,493	$—
Total
Retail customer	$24,591	$5,763	$48,037	$78,391	$7,055,883	$7,134,274	$5,612
Revolving charge accounts	$4,556	$2,256	$1,056	$7,868	$186,461	$194,329	$4,238
Wholesale	$13	$—	$—	$13	$3,796,458	$3,796,471	$—

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

Included in the receivables balance at March 31, 2023 and December 31, 2022 is accrued interest of $61,198 and $57,831, respectively. The Company does not include accrued interest in its allowance for credit losses.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three months ended March 31, 2023 and 2022. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The receivables on nonaccrual status as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
United States	$44,333	$48,690
Canada	$4,766	$4,852

As of March 31, 2023, total revolving charge account receivables on nonaccrual status were immaterial and there were no revolving charge account receivables on nonaccrual status as of December 31, 2022. As of March 31, 2023 and December 31, 2022, there were no wholesale receivables on nonaccrual status.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of March 31, 2023 and December 31, 2022, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three months ended March 31, 2023 and 2022 was immaterial.

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

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses. As of March 31, 2023 and 2022, the Company’s TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $74,499) as of March 31, 2023 are as follows:

2023	$153,322
2024	148,214
2025	85,663
2026	33,716
2027 and thereafter	12,108
Total lease payments	$433,023

NOTE 6: CREDIT FACILITIES AND DEBT

Committed unsecured facilities with banks as of March 31, 2023, totaled $605,522. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of March 31, 2023, the Company had $205,522 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company’s outstanding commercial paper totaled $258,477 as of March 31, 2023.

NOTE 7: INCOME TAXES

The effective tax rate for both the three months ended March 31, 2023 and 2022 was 23.4%.

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

Derivatives

The Company utilizes derivative instruments to mitigate its exposure to interest rate and foreign currency exposures. The Company designates derivatives that are effective at reducing the risk associated with the exposure being hedged as accounting hedges at the inception of the contract and does not hold or enter into derivative or other financial instruments for speculative purposes. The credit and market risk related to derivatives is reduced through diversification among various counterparties, utilizing mandatory termination clauses and/or collateral support agreements. Derivative instruments are generally classified as Level 2 in the fair value hierarchy. The cash flows underlying all derivative contracts were recorded in operating activities in the consolidated statements of cash flows.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of March 31, 2023, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 47 months. As of March 31, 2023, the after-tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately ($2,113).

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three months ended March 31, 2023 and 2022.

All of the Company’s interest rate derivatives as of March 31, 2023 and December 31, 2022 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $3,950,104 and $3,628,725 at March 31, 2023 and December 31, 2022, respectively. The four-month average notional amounts for the three months ended March 31, 2023 and 2022 were $3,752,123 and $3,823,950, respectively.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of March 31, 2023 and December 31, 2022 in the consolidated balance sheets are recorded as follows:

	March 31,	December 31,
	2023	2022
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$2,056	$3,597
Accounts payable and other accrued liabilities:
Interest rate derivatives	$41,984	$42,936
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$23,868	$27,862
Foreign exchange contracts	4,045	4,116
Total	$27,913	$31,978
Accounts payable and other accrued liabilities:
Interest rate derivatives	$23,868	$27,862
Foreign exchange contracts	395	435
Total	$24,263	$28,297

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three months ended March 31, 2023 and 2022 are recorded in the following accounts:

	2023	2022
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$(2,565)	$5,299
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	$662	$(3,324)
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$31	$2,847

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, all of which are measured as Level 2:

	March 31,	December 31,
	2023	2022
Assets
Interest rate derivatives	$25,924	$31,459
Foreign exchange contracts	4,045	4,116
Total assets	$29,969	$35,575
Liabilities
Interest rate derivatives	$65,852	$70,798
Foreign exchange contracts	395	435
Total liabilities	$66,247	$71,233

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$11,007,602	$10,739,313	$10,741,820	$10,433,949
Long-term debt	$5,908,040	$5,650,845	$6,387,135	$6,032,997

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended
	March 31,
	2023	2022
Revenues
United States	$182,895	$149,836
Canada	46,108	39,062
Eliminations	(485)	(1,489)
Total	$228,518	$187,409
Interest expense
United States	$85,652	$31,717
Canada	18,537	9,192
Eliminations	(485)	(1,489)
Total	$103,704	$39,420
Net income
United States	$36,259	$50,687
Canada	10,042	12,800
Total	$46,301	$63,487
Depreciation and amortization
United States	$32,829	$41,557
Canada	12,892	12,548
Total	$45,721	$54,105
Expenditures for equipment on operating leases
United States	$75,241	$89,707
Canada	28,038	32,511
Total	$103,279	$122,218
Provision (benefit) for credit losses
United States	$3,159	$4,395
Canada	(1,240)	(1,570)
Total	$1,919	$2,825

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	March 31,	December 31,
	2023	2022
Total assets
United States	$10,846,038	$10,712,413
Canada	2,678,005	2,683,722
Eliminations	(215,933)	(216,656)
Total	$13,308,110	$13,179,479
Managed receivables
United States	$9,005,172	$8,758,694
Canada	2,119,902	2,108,138
Total	$11,125,074	$10,866,832

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three months ended March 31, 2023 and 2022 is as follows:

	2023	2022
Subsidy from CNH Industrial North America
Retail notes and finance leases	$28,475	$32,443
Operating lease	10,323	12,579
Revolving charge accounts	859	—
Wholesale	43,413	17,043
Income from affiliated receivables
CNH Industrial North America	—	186
Banco CNH Industrial Capital Brazil	638	—
Other affiliates	396	56
Total interest and other income from affiliates	$84,104	$62,307

Interest expense to affiliates was $8,448 and $333, respectively, for the three months ended March 31, 2023 and 2022. Fees charged by affiliates were $13,875 and $11,416 for the three months ended March 31, 2023 and 2022, respectively, which amounts consist of payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of March 31, 2023 and December 31, 2022, the Company had various accounts and notes receivable and debt with the following affiliates:

	March 31,	December 31,
	2023	2022
Affiliated receivables
CNH Industrial America	$—	$10
Banco CNH Industrial Capital Brazil	55,622	40,983
Other affiliates	12,488	12,516
Total affiliated receivables	$68,110	$53,509
Affiliated debt
CNH Industrial America	$430,402	$100,195
CNH Industrial Canada Ltd.	156,582	241,036
Other affiliates	—	300
Total affiliated debt	$586,984	$341,531

Accounts payable and other accrued liabilities, including tax payables, of $99,330 and $212,167 were payable to related parties as of March 31, 2023 and December 31, 2022, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

Guarantees

The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNHI for approximately $50,400. The guarantees are in effect for the term of the underlying funding facilities.

Commitments

As of March 31, 2023, the Company had various agreements, on an uncommitted basis, to extend credit for the following portfolios:

	Total
	Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$6,011,492	$3,691,249	$2,320,243
Revolving charge accounts	$2,483,621	$198,074	$2,285,547

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 12: SUBSEQUENT EVENTS

On April 10, 2023, the Company completed an offering of $600,000 in aggregate principal amount of its 4.550% unsecured notes due 2028, with an issue price of 98.857%.

On April 24, 2023, the Company borrowed $412,233 through an amortizing loan secured by U.S. operating leases. The final maturity date is December 2028.

On April 25, 2023, the Company, through a bankruptcy-remote trust, issued $817,010 of amortizing asset-backed notes secured by U.S. retail receivables.

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

On October 7, 2022, CNH Industrial Capital America and CNH Industrial Capital Canada closed on the purchase of Citibank, N.A. and Citi Cards Canada Inc.’s (together, “Citi’s”) portfolio of revolving charge account receivables underlying a private-label revolving charge account product offered through CNH Industrial North America dealers.

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

Our business is closely tied to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended March 31, 2023, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,488 million and $463 million, respectively, representing increases of 26.5% and 17.5% from the same period in 2022, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH Industrial North America. As such, changes in the agricultural industry or with respect to our agricultural equipment borrowers may affect the majority of our portfolio.

As a finance company, we are subject to interest rate risks. Rising interest rates can reduce demand for CNH Industrial North America equipment, adversely affect our interest margins and limit our access to capital markets while increasing our borrowing costs. Most of our retail customer receivables are fixed rate, while our revolving charge accounts and wholesale receivables are a combination of fixed and floating rate. We manage interest rate risks via a match funding program and the selective use of derivatives.

Net income was $46.3 million for the three months ended March 31, 2023, compared to $63.5 million for the three months ended March 31, 2022. The decrease was primarily due to increased borrowing costs, higher labor costs and a lower volume of gains on used equipment sales due to diminished inventory levels. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.8% at March 31, 2023, 1.0% at December 31, 2022 and 0.5% at March 31, 2022.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues

Revenues for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022	$ Change	% Change
Interest income on retail notes and finance leases	$68,224	$46,701	$21,523	46.1%
Rental income on operating leases	57,049	63,821	(6,772)	(10.6)
Interest income on revolving charge accounts	8,330	—	8,330	—
Interest income on wholesale notes	10,595	5,491	5,104	93.0
Interest and other income from affiliates	84,104	62,307	21,797	35.0
Other income	216	9,089	(8,873)	(97.6)
Total revenues	$228,518	$187,409	$41,109	21.9%

Revenues totaled $228.5 million for the three months ended March 31, 2023 compared to $187.4 million for the three months ended March 31, 2022. The increase was due to a higher average portfolio coupled with a higher average yield for the managed portfolio. The average yield for the managed portfolio was 7.4% and 6.6% for the three months ended March 31, 2023 and 2022, respectively.

Interest income on retail notes and finance leases for the three months ended March 31, 2023 was $68.2 million, representing an increase of $21.5 million from the three months ended March 31, 2022. The increase was due to the favorable impacts of $18.3 million from higher interest rates and $3.2 million from higher average earning assets.

Rental income on operating leases for the three months ended March 31, 2023 was $57.0 million, representing a decrease of $6.8 million from the same period in 2022. The decrease was primarily due to an $8.4 million unfavorable impact from lower average earning assets, partially offset by a $1.6 million favorable impact from higher interest rates.

Revolving charge accounts income was $8.3 million for the three months ended March 31, 2023.

Interest income on wholesale notes for the three months ended March 31, 2023 was $10.6 million, representing an increase of $5.1 million from three months ended March 31, 2022. The increase was due to the favorable impacts of $4.9 million from higher interest rates and $0.2 million from higher average earning assets.

Interest and other income from affiliates for the three months ended March 31, 2023 was $84.1 million compared to $62.3 million for the three months ended March 31, 2022. Compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $28.5 million and $32.4 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily due to the mix in pricing programs. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $10.3 million and $12.6 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily due to lower average earning assets.  For revolving charge accounts, compensation from CNH Industrial North America for low-rate financing programs and interest waiver programs offered to customers was $0.9 million for the three months ended March 31, 2023. For the three months ended March 31, 2023, compensation from CNH Industrial North America for wholesale marketing programs was $43.4 million, an increase of $26.4 million from the same period in 2022. The increase was primarily due to higher originations.

Other income for the three months ended March 31, 2023 was $0.2 million, representing a decrease of $8.9 million from the three months ended March 31, 2022 as the Company no longer receives commission income related to Citi’s private-label revolving charge account product.

Expenses

Expenses for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022	$ Change	% Change
Total interest expense	$103,704	$39,420	$64,284	163.1%
Fees charged by affiliates	13,875	11,416	2,459	21.5
Provision for credit losses	1,919	2,825	(906)	(32.1)
Depreciation of equipment on operating leases	45,052	53,557	(8,505)	(15.9)
Other expenses, net	3,533	(2,723)	6,256	(229.7)
Total expenses	$168,083	$104,495	$63,588	60.9%

Interest expense totaled $103.7 million for the three months ended March 31, 2023 compared to $39.4 million for the same period in 2022. The increase was due to the unfavorable impacts of $59.8 million from higher average interest rates and $4.5 million from higher average total debt. The average debt cost was 3.8% for the three months ended March 31, 2023 compared to 1.6% for the three months ended March 31, 2022.

The provision for credit losses was $1.9 million for the three months ended March 31, 2023 compared to $2.8 million for the same period in 2022. The decrease was due to lower specific reserve needs, partially offset by a higher average portfolio.

Depreciation of equipment on operating leases decreased by $8.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a lower average operating lease portfolio.

Other expenses, net were an expense of $3.5 million for the three months ended March 31, 2023 compared to income of $2.7 million for the three months ended March 31, 2022. The increase was due to a lower volume of gains on used equipment sales due to diminished inventory levels.

The effective tax rate for both the three months ended March 31, 2023 and 2022 was 23.4%.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022	$ Change	% Change
Retail notes and finance leases	$704,300	$906,377	$(202,077)	(22.3)%
Revolving charge accounts	197,733	—	197,733	—
Wholesale	2,632,993	1,882,760	750,233	39.8
Equipment on operating leases	103,279	122,218	(18,939)	(15.5)
Total originations	$3,638,305	$2,911,355	$726,950	25.0%

The quarter-over-quarter decreases in originations for retail notes and finance leases and equipment on operating leases were primarily due to a reduction in used equipment financing. During the fourth quarter of 2022, we began offering revolving charge account financing.

Total receivables and equipment on operating leases held as of March 31, 2023, December 31, 2022 and March 31, 2022 were as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2023	2022	2022
Retail notes and finance leases	$7,134,274	$7,275,284	$6,806,268
Revolving charge accounts	194,329	207,744	—
Wholesale	3,796,471	3,383,804	2,435,962
Equipment on operating leases	1,441,383	1,472,973	1,648,043
Total receivables and equipment on operating leases	$12,566,457	$12,339,805	$10,890,273

The total balance of retail notes and finance leases greater than 30 days past due as a percentage of retail note and finance lease receivables was 1.1% at March 31, 2023, 1.2% at December 31, 2022 and 0.7% at March 31, 2022. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at March 31, 2023, December 31, 2022 or March 31, 2022. The total revolving charge account receivables balance greater than 30 days past due as a percentage of the revolving charge account receivables was 4.0% at March 31, 2023 and 12.0% at December 31, 2022.

Total retail customer receivables on nonaccrual status, which represent retail notes and finance leases for which we have ceased accruing finance income, were $49.1 million, $53.5 million and $31.2 million at March 31, 2023, December 31, 2022 and March 31, 2022, respectively. As of March 31, 2023, total revolving charge account receivables on nonaccrual status were immaterial and there were no revolving charge account receivables on nonaccrual status as of December 31, 2022. As of March 31, 2023 and December 31, 2022, there were no wholesale receivables on nonaccrual status.

Total receivable charge-offs and recoveries, by product, for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022
Charge-offs:
Retail customer	$5,612	$897
Revolving charge accounts	4,238	—
Wholesale	—	—
Total charge-offs	9,850	897
Recoveries:
Retail customer	(392)	(297)
Revolving charge accounts	—	—
Wholesale	(11)	(11)
Total recoveries	(403)	(308)
Charge-offs, net of recoveries:
Retail customer	5,220	600
Revolving charge accounts	4,238	—
Wholesale	(11)	(11)
Total charge-offs, net of recoveries	$9,447	$589

Our allowance for credit losses on all receivables financed totaled $117.5 million at March 31, 2023, $125.0 million at December 31, 2022 and $118.4 million at March 31, 2022.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of March 31, 2023.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured notes, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the three months ended March 31, 2023 and 2022, our cash flows were as follows (dollars in thousands):

	2023	2022
Cash flows from (used in):
Operating activities	$(86,767)	$214,321
Investing activities	(277,914)	(124,169)
Financing activities	258,736	(278,217)
Net cash increase (decrease)	$(105,945)	$(188,065)

Operating activities in the three months ended March 31, 2023 used cash of $87 million, resulting primarily from changes in working capital of $184 million, partially offset by net income of $46 million, adjusted by depreciation and amortization of $46 million, deferred income tax expense of $3 million and a provision for credit losses of $2 million. The increase in cash used by operating activities for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to $287 million related to changes in working capital, a $17 million decrease in net income, an $8 million decrease in depreciation and amortization and a $1 million decrease in provision for credit losses, partially offset by a $12 million increase in deferred income tax adjustment.

Investing activities in the three months ended March 31, 2023 used cash of $278 million, resulting primarily from net expenditures for receivables of $270 million and net expenditures for equipment on operating leases of $8 million. The increase in cash used by investing activities for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a $124 million increase in net expenditures for receivables and a $30 million increase in net expenditures for equipment on operating leases.

Financing activities in the three months ended March 31, 2023 generated cash of $259 million, resulting primarily from net cash received on affiliated debt and short-term borrowings of $246 million and $60 million, respectively, partially offset by net cash paid on long-term debt of $47 million. The increase in cash provided in financing activities for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to an increase in net cash received of affiliated debt, long-term debt and short-term borrowings of $214 million, $175 million and $123 million, respectively, and lower dividends of $25 million paid to CNH Industrial America.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. CNH Industrial Capital had approximately $4.2 billion of public and private asset-backed securities outstanding in the U.S. and Canada as of March 31, 2023. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-backed Facilities

CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $2.8 billion at March 31, 2023, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At March 31, 2023, there was approximately $0.2 billion of funding available under these facilities.

Unsecured Facilities and Debt

Committed unsecured facilities with banks as of March 31, 2023, totaled $606 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of March 31, 2023, we had $206 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. Our outstanding commercial paper totaled $258 million as of March 31, 2023.

As of March 31, 2023, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the "U.S. Senior Notes"): (1)
1.950% notes, due 2023	$600,000
4.200% notes, due 2024	500,000
3.950% notes, due 2025	500,000
5.450% notes, due 2025	400,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
Hedging, discounts and unamortized issuance costs	(59,600)
3,040,400
Issued by CNH Industrial Capital Canada (the "Canadian Senior Notes"): (2)
1.500% notes, due 2024	221,381
Discounts and unamortized issuance costs	(791)
220,590
Total	$3,260,990
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Industrial Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Industrial Capital America and New Holland Credit.

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

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $587 million and $342 million as of March 31, 2023 and December 31, 2022, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at March 31, 2023 and December 31, 2022 was $1.4 billion and $1.3 billion, respectively.

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

For the three months ended March 31, 2023 and 2022, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	2023	2022
Revenues	$139,451	$108,883
Interest expense	74,392	18,314
Administrative and operating expenses	47,221	80,021
Income tax provision (benefit)	4,334	2,568
Net income	$13,504	$7,980

As of March 31, 2023 and December 31, 2022, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	March 31,	December 31,
	2023	2022
Cash	$157,987	$235,428
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $32,449 and $36,093	2,241,343	2,198,816
Equipment on operating leases, net	1,023,830	1,055,313
Short-term debt, including current maturities of long-term debt	1,390,707	975,566
Accounts payable and other accrued liabilities	691,117	784,491
Long-term debt	1,955,437	2,456,038

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of March 31, 2023 and December 31, 2022 were as follows (dollars in thousands):

	March 31,	December 31,
	2023	2022
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$2,879,807	$2,689,403
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,305,009	3,254,572

For the three months ended March 31, 2023 and 2022, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	2023	2022
Revenues	$185,073	$147,362
Interest expense	92,444	26,924
Administrative and operating expenses	62,058	93,396
Income tax provision	7,203	6,784
Net income	$23,368	$20,258

As of March 31, 2023 and December 31, 2022, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	March 31,	December 31,
	2023	2022
Cash	$177,392	$260,907
Restricted cash and cash equivalents	77,057	88,589
Receivables, less allowance for credit losses of $46,013 and $51,237	4,347,680	4,291,809
Equipment on operating leases, net	1,441,383	1,472,973
Short-term debt, including current maturities of long-term debt	1,977,674	1,561,788
Accounts payable and other accrued liabilities	786,860	877,678
Long-term debt	3,050,348	3,477,671

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of March 31, 2023 and December 31, 2022 were as follows (dollars in thousands):

	March 31,	December 31,
	2023	2022
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$2,766,616	$2,576,713
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,328,184	3,276,544

Other Data

	As of or for the
	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Total managed receivables	$11,125,074	$9,242,230
Operating lease equipment	1,441,383	1,648,043
Total managed portfolio	$12,566,457	$10,890,273
Delinquency (1)	0.78%	0.48%
Average managed receivables	$10,138,412	$9,018,083
Net credit loss (2)	0.19%	0.12%
Profitability: (3)
Return on average managed portfolio (4)	1.51%	2.36%
Asset Quality:
Allowance for credit losses/total receivables	1.07%	1.28%
(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Three months ended March 31, 2023 and 2022 annualized.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.

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

Additional factors could cause actual results to differ from those express or implied by the forward-looking statements included in the Company’s filings with the SEC (including, but not limited to, the factors discussed in our annual report on Form 10-K and quarterly reports submitted on Form 10-Q).

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2022 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended March 31, 2023.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the three months ended March 31, 2023.

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
101

Interactive Inline data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three months ended March 31, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iii) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) Consolidated Statements of Changes in Stockholder’s Equity for the three months ended March 31, 2023 and 2022 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: May 9, 2023	/s/ Douglas MacLeod
Douglas MacLeod, Chairman and President
(Principal Executive Officer)

Date: May 9, 2023	/s/ Daniel Willems Van Dijk
Daniel Willems Van Dijk, Chief Financial Officer and Assistant Treasurer
(Principal Financial Officer)