Form 10-Q
period 2023-06-30
CNH Industrial Capital LLC
filed 2023-08-02
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

As of June 30, 2023, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUES
Interest income on retail notes and finance leases	$69,626	$49,048	$137,850	$95,749
Rental income on operating leases	57,451	62,765	114,500	126,586
Revolving charge account income	9,996	—	18,326	—
Interest income on wholesale notes	13,336	6,197	23,931	11,688
Interest and other income from affiliates	95,569	65,232	179,673	127,539
Other income	1,136	6,034	1,352	15,123
Total revenues	247,114	189,276	475,632	376,685
EXPENSES
Interest expense:
Interest expense to third parties	117,103	46,205	212,359	85,292
Interest expense to affiliates	4,985	1,366	13,433	1,699
Total interest expense	122,088	47,571	225,792	86,991
Administrative and operating expenses:
Fees charged by affiliates	13,112	12,157	26,987	23,573
Provision for credit losses	2,649	1,944	4,568	4,769
Depreciation of equipment on operating leases	44,675	49,801	89,727	103,358
Other expenses, net	4,706	(1,257)	8,239	(3,980)
Total administrative and operating expenses	65,142	62,645	129,521	127,720
Total expenses	187,230	110,216	355,313	214,711
INCOME BEFORE TAXES	59,884	79,060	120,319	161,974
Income tax provision	12,186	19,166	26,320	38,593
NET INCOME	$47,698	$59,894	$93,999	$123,381

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
NET INCOME	$47,698	$59,894	$93,999	$123,381
Other comprehensive income (loss):
Foreign currency translation adjustment	13,366	(19,746)	13,072	(10,592)
Pension liability adjustment	(186)	(168)	(367)	(354)
Change in derivative financial instruments	(387)	3,908	(2,780)	10,359
Total other comprehensive income (loss)	12,793	(16,006)	9,925	(587)
COMPREHENSIVE INCOME	$60,491	$43,888	$103,924	$122,794

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Cash	$198,036	$262,244
Restricted cash and cash equivalents	397,272	446,335
Receivables, less allowance for credit losses of $115,120 and $125,012, respectively	11,918,352	10,741,820
Affiliated accounts and notes receivable	59,091	53,509
Equipment on operating leases, net	1,429,645	1,472,973
Equipment held for sale	13,400	11,685
Goodwill	109,088	108,567
Other intangible assets, net	17,449	18,388
Other assets	74,329	63,958
TOTAL	$14,216,662	$13,179,479
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,697,990	$4,096,426
Accounts payable and other accrued liabilities	929,442	1,046,688
Affiliated debt	262,405	341,531
Long-term debt	6,914,753	6,387,135
Total liabilities	12,804,590	11,871,780
Commitments and contingent liabilities (Note 11)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	844,471	844,022
Accumulated other comprehensive loss	(127,908)	(137,833)
Retained earnings	695,509	601,510
Total stockholder’s equity	1,412,072	1,307,699
TOTAL	$14,216,662	$13,179,479

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

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

	June 30,	December 31,
	2023	2022
Restricted cash and cash equivalents	$397,272	$446,335
Receivables, less allowance for credit losses of $52,080 and $55,645, respectively	7,013,037	6,927,032
TOTAL	$7,410,309	$7,373,367

Short-term debt (including current maturities of long-term debt)	$3,236,036	$3,120,860
Long-term debt	3,532,674	3,599,575
TOTAL	$6,768,710	$6,720,435

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Dollars in thousands)

(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$93,999	$123,381
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	89,731	103,362
Amortization of intangibles	1,400	1,093
Provision for credit losses	4,568	4,769
Deferred income tax benefit	(9,589)	(14,343)
Changes in components of working capital:
Change in affiliated accounts and notes receivables	(5,582)	165,366
Change in other assets and equipment held for sale	(14,881)	3,465
Change in accounts payable and other accrued liabilities	(109,013)	(320)
Net cash from (used in) operating activities	50,633	386,773
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(8,440,653)	(6,610,535)
Collections of receivables	7,305,071	5,889,389
Purchase of equipment on operating leases	(227,809)	(246,514)
Proceeds from disposal of equipment on operating leases	190,007	267,151
Change in property, equipment and software, net	(462)	(1,707)
Net cash from (used in) investing activities	(1,173,846)	(702,216)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	609,482	539,854
Payment of affiliated debt	(692,997)	(351,779)
Proceeds from issuance of long-term debt	2,368,436	1,777,487
Payment of long-term debt	(1,361,216)	(2,154,222)
Change in committed asset-backed facilities, net	115,685	133,379
Change in short-term borrowings, net	(29,448)	111,561
Dividends paid to CNH Industrial America LLC	—	(90,000)
Net cash from (used in) financing activities	1,009,942	(33,720)
DECREASE IN CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	(113,271)	(349,163)
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Beginning of period	708,579	1,028,659
End of period	$595,308	$679,496
CASH PAID DURING THE PERIOD FOR INTEREST	$222,746	$90,707
CASH PAID DURING THE PERIOD FOR TAXES	$46,464	$63,774

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2023	$—	$844,022	$(137,833)	$601,510	$1,307,699
Net income	—	—	—	46,301	46,301
Foreign currency translation adjustment	—	—	(294)	—	(294)
Stock compensation	—	196	—	—	196
Pension liability adjustment, net of tax	—	—	(181)	—	(181)
Change in derivative financial instruments, net of tax	—	—	(2,393)	—	(2,393)
BALANCE - March 31, 2023	$—	$844,218	$(140,701)	$647,811	$1,351,328
Net income	—	—	—	47,698	47,698
Foreign currency translation adjustment	—	—	13,366	—	13,366
Stock compensation	—	253	—	—	253
Pension liability adjustment, net of tax	—	—	(186)	—	(186)
Change in derivative financial instruments, net of tax	—	—	(387)	—	(387)
BALANCE - June 30, 2023	$—	$844,471	$(127,908)	$695,509	$1,412,072

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Continued)

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

CNHI is incorporated in and under the laws of The Netherlands. CNHI has its corporate seat in Amsterdam, The Netherlands, and its principal office in Basildon, England. The common shares of CNHI are listed on the New York Stock Exchange under the symbol “CNHI,” as well as on the Mercato Telematico Azionario managed by Borsa Italiana S.p.A.

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

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of December 31, 2022 or June 30, 2022.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2022-06 extended the sunset date of ASC Topic 848 from December 31, 2022 to December 31, 2024. The Company elected to adopt ASU 2020-04 and ASU 2022-06 in the second quarter of 2023. The Company renegotiated its contract terms on its interest rate derivatives by changing the floating interest rate swap from LIBOR to overnight SOFR. The Company elected to make the change using the optional expedients under ASC 848, which allows the change in critical terms without dedesignation and results in no change to the cumulative basis adjustment reflected in earnings. The elections did not have a material impact on the Company’s consolidated financial statements for the three months ended June 30, 2023, and the impact of applying the elections to future eligible contract modifications that occur through December 31, 2023 is also not expected to be material.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended June 30, 2023:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(151,548)	$2,323	$12,061	$(137,164)
Tax liability	—	(561)	(2,976)	(3,537)
Beginning balance, net of tax	(151,548)	1,762	9,085	(140,701)
Other comprehensive income (loss) before reclassifications	13,366	(111)	(56)	13,199
Amounts reclassified from accumulated other comprehensive income (loss)	—	(135)	(400)	(535)
Tax effects	—	60	69	129
Net current-period other comprehensive income (loss)	13,366	(186)	(387)	12,793
Total	$(138,182)	$1,576	$8,698	$(127,908)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the six months ended June 30, 2023:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(151,254)	$2,563	$15,288	$(133,403)
Tax liability	—	(620)	(3,810)	(4,430)
Beginning balance, net of tax	(151,254)	1,943	11,478	(137,833)
Other comprehensive income (loss) before reclassifications	13,072	(216)	(2,621)	10,235
Amounts reclassified from accumulated other comprehensive income (loss)	—	(270)	(1,062)	(1,332)
Tax effects	—	119	903	1,022
Net current-period other comprehensive income (loss)	13,072	(367)	(2,780)	9,925
Total	$(138,182)	$1,576	$8,698	$(127,908)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended June 30, 2022:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(103,464)	$2,205	$7,667	$(93,592)
Tax liability	—	(527)	(1,919)	(2,446)
Beginning balance, net of tax	(103,464)	1,678	5,748	(96,038)
Other comprehensive income (loss) before reclassifications	(19,746)	(73)	8,783	(11,036)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(148)	(3,539)	(3,687)
Tax effects	—	53	(1,336)	(1,283)
Net current-period other comprehensive income (loss)	(19,746)	(168)	3,908	(16,006)
Total	$(123,210)	$1,510	$9,656	$(112,044)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the six months ended June 30, 2022:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(112,618)	$2,451	$(956)	$(111,123)
Tax asset (liability)	—	(587)	253	(334)
Beginning balance, net of tax	(112,618)	1,864	(703)	(111,457)
Other comprehensive income (loss) before reclassifications	(10,592)	(170)	14,082	3,320
Amounts reclassified from accumulated other comprehensive income (loss)	—	(297)	(215)	(512)
Tax effects	—	113	(3,508)	(3,395)
Net current-period other comprehensive income (loss)	(10,592)	(354)	10,359	(587)
Total	$(123,210)	$1,510	$9,656	$(112,044)

The reclassifications out of AOCI were immaterial for the three and six months ended June 30, 2023 and 2022.

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of June 30, 2023 and December 31, 2022 is as follows:

	June 30,	December 31,
	2023	2022
Retail notes	$1,356,544	$1,241,775
Revolving charge accounts	233,695	207,744
Finance leases	194,973	198,064
Wholesale	1,144,211	875,628
Restricted receivables	9,104,049	8,343,621
Gross receivables	12,033,472	10,866,832
Less: Allowance for credit losses	(115,120)	(125,012)
Total receivables, net	$11,918,352	$10,741,820

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Retail notes	$5,817,567	$5,835,445
Wholesale	3,286,482	2,508,176
Total restricted receivables	$9,104,049	$8,343,621

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

Allowance for credit losses activity for the three months ended June 30, 2023 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$103,442	$7,345	$6,685	$117,472
Charge-offs	(5,358)	(447)	—	(5,805)
Recoveries	521	1	5	527
Provision (benefit)	1,119	1,749	(219)	2,649
Foreign currency translation and other	241	14	22	277
Ending balance	$99,965	$8,662	$6,493	$115,120

Allowance for credit losses activity for the six months ended June 30, 2023 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$110,341	$8,519	$6,152	$125,012
Charge-offs	(10,970)	(4,685)	—	(15,655)
Recoveries	913	1	16	930
Provision (benefit)	(550)	4,814	304	4,568
Foreign currency translation and other	231	13	21	265
Ending balance	$99,965	$8,662	$6,493	$115,120
Receivables:
Ending balance	$7,369,084	$233,695	$4,430,693	$12,033,472

At June 30, 2023, the allowance for credit losses included a decrease in reserves primarily due lower specific reserve needs.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended June 30, 2022 is as follows:

	Retail
	Customer	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$108,650	$9,724	$118,374
Charge-offs	(4,578)	(4,631)	(9,209)
Recoveries	596	4	600
Provision	1,549	395	1,944
Foreign currency translation and other	(280)	(25)	(305)
Ending balance	$105,937	$5,467	$111,404

Allowance for credit losses activity for the six months ended June 30, 2022 is as follows:

	Retail
	Customer	Wholesale	Total
Allowance for credit losses:
Beginning balance	$109,742	$6,211	$115,953
Charge-offs	(5,475)	(4,631)	(10,106)
Recoveries	893	15	908
Provision	883	3,886	4,769
Foreign currency translation and other	(106)	(14)	(120)
Ending balance	$105,937	$5,467	$111,404
Receivables:
Ending balance	$7,040,072	$2,704,394	$9,744,466

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

The aging of receivables and charge-offs as of June 30, 2023 are as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total	Net
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Charge-offs
Retail customer
United States
2023	$904	$36	$—	$940	$1,317,217	$1,318,157	$24
2022	7,807	3,524	1,913	13,244	2,208,165	2,221,409	1,464
2021	6,668	2,685	2,291	11,644	1,333,763	1,345,407	1,797
2020	3,390	1,110	31,970	36,470	618,860	655,330	2,113
2019	1,896	542	1,974	4,412	269,111	273,523	2,541
Prior to 2019	751	628	4,264	5,643	142,153	147,796	2,221
Total	$21,416	$8,525	$42,412	$72,353	$5,889,269	$5,961,622	$10,160
Canada
2023	$—	$—	$—	$—	$234,771	$234,771	$—
2022	1,502	852	272	2,626	538,752	541,378	290
2021	956	428	1,446	2,830	368,242	371,072	408
2020	654	139	722	1,515	159,422	160,937	(299)
2019	41	198	407	646	70,088	70,734	115
Prior to 2019	126	29	675	830	27,740	28,570	296
Total	$3,279	$1,646	$3,522	$8,447	$1,399,015	$1,407,462	$810
Revolving charge accounts
United States	$6,933	$2,267	$1,186	$10,386	$205,934	$216,320	$4,425
Canada	$425	$154	$89	$668	$16,707	$17,375	$260
Wholesale
United States	$—	$—	$3	$3	$3,579,050	$3,579,053	$—
Canada	$—	$—	$—	$—	$851,640	$851,640	$—
Total
Retail customer	$24,695	$10,171	$45,934	$80,800	$7,288,284	$7,369,084	$10,970
Revolving charge accounts	$7,358	$2,421	$1,275	$11,054	$222,641	$233,695	$4,685
Wholesale	$—	$—	$3	$3	$4,430,690	$4,430,693	$—

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

Included in the receivables balance at June 30, 2023 and December 31, 2022 is accrued interest of $71,560 and $57,831, respectively. The Company does not include accrued interest in its allowance for credit losses.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three and six months ended June 30, 2023 and 2022. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The retail customer receivables on nonaccrual status as of June 30, 2023 and December 31, 2022 are as follows:

	June 30,	December 31,
	2023	2022
United States	$43,536	$48,690
Canada	$4,219	$4,852

As of June 30, 2023, total revolving charge account receivables on nonaccrual status were immaterial and there were no revolving charge account receivables on nonaccrual status as of December 31, 2022. As of June 30, 2023 and December 31, 2022, there were no wholesale receivables on nonaccrual status.

As of June 30, 2023 and December 31, 2022, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three and six months ended June 30, 2023 and 2022 was immaterial.

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

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses. As of June 30, 2023 and 2022, the Company’s TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $73,676) as of June 30, 2023 are as follows:

2023	$108,068
2024	166,654
2025	103,942
2026	44,308
2027 and thereafter	18,228
Total lease payments	$441,200

NOTE 6: CREDIT FACILITIES AND DEBT

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

On May 24, 2023, the Company, through a trust, issued C$459,650 ($337,981) of amortizing asset-backed notes secured by Canadian retail receivables.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Committed unsecured facilities with banks as of June 30, 2023, totaled $685,635. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of June 30, 2023, the Company had $285,635 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company’s outstanding commercial paper totaled $269,107 as of June 30, 2023.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended June 30, 2023 and 2022 were 20.3% and 24.2%, respectively. The effective tax rate was 21.9% for the six months ended June 30, 2023, compared to 23.8% for the same period in 2022.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of June 30, 2023, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 63 months. As of June 30, 2023, the after-tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately ($2,156).

The Company also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and six months ended June 30, 2023 and 2022.

All of the Company’s interest rate derivatives as of June 30, 2023 and December 31, 2022 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $3,591,246 and $3,628,725 at June 30, 2023 and December 31, 2022, respectively. The seven-month average notional amounts for the six months ended June 30, 2023 and 2022 were $3,687,713 and $3,797,375, respectively.

As a result of the reform and replacement of specific benchmark interest rates, the Company elected to make the replacement using the optional expedient under ASC 848, which allows the change in critical terms without dedesignation and the Company also elected the optional expedient to apply a spread adjustment to hedged items cash flows that resulted in no change to the cumulative basis adjustment reflected in earnings.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of June 30, 2023 and December 31, 2022 in the consolidated balance sheets are recorded as follows:

	June 30,	December 31,
	2023	2022
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$2,411	$3,597
Accounts payable and other accrued liabilities:
Interest rate derivatives	$46,103	$42,936
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$34,330	$27,862
Foreign exchange contracts	2,967	4,116
Total	$37,297	$31,978
Accounts payable and other accrued liabilities:
Interest rate derivatives	$34,330	$27,862
Foreign exchange contracts	321	435
Total	$34,651	$28,297

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and six months ended June 30, 2023 and 2022 are recorded in the following accounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$(56)	$8,783	$(2,621)	$14,082
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	$400	$3,539	$1,062	$215
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$2,220	$(3,710)	$2,251	$(863)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, all of which are measured as Level 2:

	June 30,	December 31,
	2023	2022
Assets
Interest rate derivatives	$36,741	$31,459
Foreign exchange contracts	2,967	4,116
Total assets	$39,708	$35,575
Liabilities
Interest rate derivatives	$80,433	$70,798
Foreign exchange contracts	321	435
Total liabilities	$80,754	$71,233

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$11,918,352	$11,715,166	$10,741,820	$10,433,949
Long-term debt	$6,914,753	$6,594,315	$6,387,135	$6,032,997

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
United States	$197,024	$146,628	$379,919	$296,464
Canada	50,630	43,866	96,738	82,928
Eliminations	(540)	(1,218)	(1,025)	(2,707)
Total	$247,114	$189,276	$475,632	$376,685
Interest expense
United States	$101,441	$38,046	$187,093	$69,763
Canada	21,187	10,743	39,724	19,935
Eliminations	(540)	(1,218)	(1,025)	(2,707)
Total	$122,088	$47,571	$225,792	$86,991
Net income
United States	$35,823	$47,280	$72,082	$97,967
Canada	11,875	12,614	21,917	25,414
Total	$47,698	$59,894	$93,999	$123,381
Depreciation and amortization
United States	$32,432	$37,874	$65,261	$79,431
Canada	12,978	12,476	25,870	25,024
Total	$45,410	$50,350	$91,131	$104,455
Expenditures for equipment on operating leases
United States	$90,878	$88,855	$166,119	$178,562
Canada	33,652	35,441	61,690	67,952
Total	$124,530	$124,296	$227,809	$246,514
Provision (benefit) for credit losses
United States	$3,279	$804	$6,438	$5,199
Canada	(630)	1,140	(1,870)	(430)
Total	$2,649	$1,944	$4,568	$4,769

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	June 30,	December 31,
	2023	2022
Total assets
United States	$11,551,683	$10,712,413
Canada	2,844,999	2,683,722
Eliminations	(180,020)	(216,656)
Total	$14,216,662	$13,179,479
Managed receivables
United States	$9,756,995	$8,758,694
Canada	2,276,477	2,108,138
Total	$12,033,472	$10,866,832

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Subsidy from CNH Industrial North America
Retail notes and finance leases	$29,389	$31,045	$57,864	$63,488
Operating lease	9,835	12,272	20,158	24,851
Revolving charge accounts	1,106	—	1,965	—
Wholesale	53,953	21,704	97,366	38,747
Income from affiliated receivables
CNH Industrial North America	83	143	83	329
Banco CNH Industrial Capital Brazil	779	—	1,417	—
Other affiliates	424	68	820	124
Total interest and other income from affiliates	$95,569	$65,232	$179,673	$127,539

Interest expense to affiliates was $4,985 and $1,366, respectively, for the three months ended June 30, 2023 and 2022 and $13,433 and $1,699, respectively, for the six months ended June 30, 2023 and 2022. Fees charged by affiliates were $13,112 and $12,157, respectively, for the three months ended June 30, 2023 and 2022, and $26,987 and $23,573, respectively, for the six months ended June 30, 2023 and 2022, which amounts consist of payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of June 30, 2023 and December 31, 2022, the Company had various accounts and notes receivable and debt with the following affiliates:

	June 30,	December 31,
	2023	2022
Affiliated receivables
CNH Industrial America	$—	$10
Banco CNH Industrial Capital Brazil	46,551	40,983
Other affiliates	12,540	12,516
Total affiliated receivables	$59,091	$53,509
Affiliated debt
CNH Industrial America	$44,092	$100,195
CNH Industrial Canada Ltd.	218,313	241,036
Other affiliates	—	300
Total affiliated debt	$262,405	$341,531

Accounts payable and other accrued liabilities, including tax payables, of $159,928 and $212,167 were payable to related parties as of June 30, 2023 and December 31, 2022, respectively.

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

Commitments

As of June 30, 2023, the Company had various agreements, on an uncommitted basis, to extend credit for the following portfolios:

	Total
	Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$6,186,068	$4,390,106	$1,795,962
Revolving charge accounts	$2,511,699	$234,403	$2,277,296

NOTE 12: SUBSEQUENT EVENTS

On July 3, 2023, the Company repaid $600,000 of its 1.950% unsecured notes due 2023.

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

Trends and Economic Conditions

Significant uncertainties, including inflation, geopolitical instability, and the war in Ukraine, continue to create volatility in the global economy. These factors lead to inefficiencies in CNH Industrial North America’s manufacturing operations and impact costs. CNH Industrial North America continues to work to mitigate the impact of these issues in order to meet end-market demand and will continue to monitor the situation as conditions remain fluid and evolve.

Our business is closely tied to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended June 30, 2023, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,872 million and $587 million, respectively, representing increases of 6.5% and 42.5% from the same period in 2022, respectively. For the six months ended June 30, 2023, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $3,360 million and $1,050 million, respectively, representing increases of 14.6% and 30.3% from the same period in 2022, respectively.

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

Net income was $47.7 million and $94.0 million for the three and six months ended June 30, 2023, respectively, compared to $59.9 million and $123.4 million for the same periods in 2022, respectively. The quarter-over-quarter and year-over-year decreases were primarily due to increased borrowing costs and lower gains on used equipment sales due to diminished inventory levels. The receivables balance greater than 30 days past due as a percentage of managed receivables was 0.8% at June 30, 2023, 1.0% at December 31, 2022 and 0.8% at June 30, 2022.

Macroeconomic issues for us include the uncertainty of governmental actions with respect to monetary, fiscal and legislative policies, global economic volatility, changes in demand and pricing for used equipment, capital market disruptions, trade agreements, and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH Industrial North America’s and our results.

Results of Operations

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

Revenues

Revenues for the three and six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change
Interest income on retail notes and finance leases	$69,626	$49,048	$20,578	42.0%
Rental income on operating leases	57,451	62,765	(5,314)	(8.5)
Interest income on revolving charge accounts	9,996	—	9,996	—
Interest income on wholesale notes	13,336	6,197	7,139	115.2
Interest and other income from affiliates	95,569	65,232	30,337	46.5
Other income	1,136	6,034	(4,898)	(81.2)
Total revenues	$247,114	$189,276	$57,838	30.6%

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change
Interest income on retail notes and finance leases	$137,850	$95,749	$42,101	44.0%
Rental income on operating leases	114,500	126,586	(12,086)	(9.5)
Interest income on revolving charge accounts	18,326	—	18,326	—
Interest income on wholesale notes	23,931	11,688	12,243	104.7
Interest and other income from affiliates	179,673	127,539	52,134	40.9
Other income	1,352	15,123	(13,771)	(91.1)
Total revenues	$475,632	$376,685	$98,947	26.3%

Revenues totaled $247.1 million and $475.6 million for the three and six months ended June 30, 2023, respectively, compared to $189.3 million and $376.7 million for the same periods in 2022, respectively. The quarter-over-quarter and year-over-year increases were due to a higher average portfolio coupled with a higher average yield for the managed portfolio. The average yield for the managed portfolio was 7.6% and 6.6% for the three months ended June 30, 2023 and 2022, respectively, and 7.5% and 6.6% for the six months ended June 30, 2023 and 2022, respectively.

Interest income on retail notes and finance leases for the three and six months ended June 30, 2023 was $69.6 million and $137.9 million, respectively, representing an increase of $20.6 million and $42.1 million from the same periods in 2022, respectively. For the second quarter, the increase was due to the favorable impacts of $18.6 million from higher interest rates and $2.0 million from higher average earning assets. For the six months ended June 30, 2023, compared to the same period in 2022, the increase was due to the favorable impacts of $36.9 million from higher interest rates and $5.2 million from higher average earning assets.

Rental income on operating leases for the three and six months ended June 30, 2023 was $57.5 million and $114.5 million, respectively, representing a decrease of $5.3 million and $12.1 million from the same periods in 2022, respectively. The second quarter decrease was primarily due to a $7.2 million unfavorable impact from lower average earning assets, partially offset by a $1.9 million favorable impact from higher interest rates. For the six months ended June 30, 2023, compared to the same period in 2022, the decrease was primarily due to a $15.6 million unfavorable impact from lower average earning assets, partially offset by a $3.5 million favorable impact from higher interest rates.

Revolving charge accounts income was $10.0 million and $18.3 million for the three and six months ended June 30, 2023, respectively.

Interest income on wholesale notes for the three and six months ended June 30, 2023 was $13.3 million and $23.9 million, respectively, representing an increase of $7.1 million and $12.2 million from the same periods in 2022, respectively. For the second quarter, the increase was due to the favorable impacts of $5.7 million from higher interest rates and $1.4 million from higher average earning assets. For the six months ended June 30, 2023, compared to the same period in 2022, the increase was due to the favorable impacts of $10.6 million from higher interest rates and $1.6 million from higher average earning assets.

Interest and other income from affiliates for the three and six months ended June 30, 2023 was $95.6 million and $179.7 million, respectively, compared to $65.2 million and $127.5 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023, compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $29.4 million and $57.9 million, respectively, a decrease of $1.7 million and $5.6 million from the same periods in 2022, respectively. Both the quarter-over-quarter and year-over year decreases were primarily due to the mix in pricing programs. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $9.8 million and $20.2 million for the three and six months ended June 30, 2023, respectively, a decrease of $2.4 million and $4.7 million from the same periods in 2022, respectively. The decreases were primarily due to lower average earning assets.  For revolving charge accounts, compensation from CNH Industrial North America for low-rate financing programs and interest waiver programs offered to customers was $1.1 million and $2.0 million for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2023, compensation from CNH Industrial North America for wholesale marketing programs was $54.0 million and $97.4 million, respectively, an increase of $32.2 million and $58.6 million from the same periods in 2022, respectively. The increases were primarily due to higher originations.

Other income for the three and six months ended June 30, 2023 was $1.1 million and $1.4 million, respectively, representing a decrease of $4.9 million and $13.8 million from the same periods in 2022, respectively, as the Company no longer receives commission income related to a private-label revolving charge account product previously offered by Citibank, N.A. and Citi Cards Canada Inc.

Expenses

Expenses for the three and six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change
Total interest expense	$122,088	$47,571	$74,517	156.6%
Fees charged by affiliates	13,112	12,157	955	7.9
Provision for credit losses	2,649	1,944	705	36.3
Depreciation of equipment on operating leases	44,675	49,801	(5,126)	(10.3)
Other expenses, net	4,706	(1,257)	5,963	(474.4)
Total expenses	$187,230	$110,216	$77,014	69.9%

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change
Total interest expense	$225,792	$86,991	$138,801	159.6%
Fees charged by affiliates	26,987	23,573	3,414	14.5
Provision for credit losses	4,568	4,769	(201)	(4.2)
Depreciation of equipment on operating leases	89,727	103,358	(13,631)	(13.2)
Other expenses, net	8,239	(3,980)	12,219	(307.0)
Total expenses	$355,313	$214,711	$140,602	65.5%

Interest expense totaled $122.1 million and $225.8 million for the three and six months ended June 30, 2023, respectively, compared to $47.6 million and $87.0 million for the same periods in 2022, respectively. For the three months ended June 30, 2023, the increase was due to the unfavorable impacts of $66.3 million from higher average interest rates and $8.2 million from higher average total debt. For the six months ended June 30, 2023, the increase was due to the unfavorable impacts of $126.1 million from higher average interest rates and $12.7 million from higher average total debt. The average debt cost was 4.1% for the six months ended June 30, 2023 compared to 1.8% for the six months ended June 30, 2022.

The provision for credit losses were $2.6 million and $4.6 million for the three and six months ended June 30, 2023, respectively, compared to $1.9 million and $4.8 million for the same periods in 2022, respectively. For the three months ended June 30, 2023, the increase was due to a higher average portfolio, partially offset by lower specific reserve needs. For the six months ended June 30, 2023, the decrease was due to lower specific reserve needs.

Depreciation of equipment on operating leases was $44.7 million and $89.7 million for the three and six months ended June 30, 2023, respectively, compared to $49.8 million and $103.4 million for the same periods in 2022, respectively. The decrease for the three and six months ended June 30, 2023, compared to the same periods in 2022, was primarily due to a lower average operating lease portfolio.

Other expenses, net were an expense of $4.7 million and $8.2 million for the three and six months ended June 30, 2023, respectively, compared to income of $1.3 million and $4.0 million for the same periods in 2022, respectively. For the three and six months ended June 30, 2023, compared to the same periods in 2022, the increases were due to lower gains on used equipment sales due to diminished inventory levels.

The effective tax rates for the three months ended June 30, 2023 and 2022 were 20.3% and 24.2%, respectively. The effective tax rate was 21.9% for the six months ended June 30, 2023, compared to 23.8% for the same period in 2022.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change
Retail notes and finance leases	$1,031,802	$1,024,700	$7,102	0.7%
Revolving charge accounts	280,626	—	280,626	—
Wholesale	3,593,199	2,796,698	796,501	28.5
Equipment on operating leases	124,530	124,296	234	0.2
Total originations	$5,030,157	$3,945,694	$1,084,463	27.5%

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change
Retail notes and finance leases	$1,736,102	$1,931,077	$(194,975)	(10.1)%
Revolving charge accounts	478,359	—	478,359	—
Wholesale	6,226,192	4,679,458	1,546,734	33.1
Equipment on operating leases	227,809	246,514	(18,705)	(7.6)
Total originations	$8,668,462	$6,857,049	$1,811,413	26.4%

The year-over-year decrease in originations for retail notes and finance leases and equipment on operating leases were primarily due to a reduction in used equipment financing. During the fourth quarter of 2022, we began offering revolving charge account financing.

Total receivables and equipment on operating leases held as of June 30, 2023, December 31, 2022 and June 30, 2022 were as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2023	2022	2022
Retail notes and finance leases	$7,369,084	$7,275,284	$7,040,072
Revolving charge accounts	233,695	207,744	—
Wholesale	4,430,693	3,383,804	2,704,394
Equipment on operating leases	1,429,645	1,472,973	1,584,977
Total receivables and equipment on operating leases	$13,463,117	$12,339,805	$11,329,443

The total balance of retail notes and finance leases greater than 30 days past due as a percentage of retail note and finance lease receivables was 1.1% at June 30, 2023, 1.2% at December 31, 2022 and 1.0% at June 30, 2022. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at June 30, 2023, December 31, 2022 or June 30, 2022. The total revolving charge account receivables balance greater than 30 days past due as a percentage of the revolving charge account receivables was 4.7% at June 30, 2023 and 12.0% at December 31, 2022.

Total retail customer receivables on nonaccrual status, which represent retail notes and finance leases for which we have ceased accruing finance income, were $47.8 million, $53.5 million and $54.1 million at June 30, 2023, December 31, 2022 and June 30, 2022, respectively. As of June 30, 2023, total revolving charge account receivables on nonaccrual status were immaterial and there were no revolving charge account receivables on nonaccrual status as of December 31, 2022. As of June 30, 2023 and December 31, 2022, there were no wholesale receivables on nonaccrual status.

Total receivable charge-offs and recoveries, by product, for the three and six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Charge-offs:
Retail customer	$5,358	$4,578	$10,970	$5,475
Revolving charge accounts	447	—	4,685	—
Wholesale	—	4,631	—	4,631
Total charge-offs	5,805	9,209	15,655	10,106
Recoveries:
Retail customer	(521)	(596)	(913)	(893)
Revolving charge accounts	(1)	—	(1)	—
Wholesale	(5)	(4)	(16)	(15)
Total recoveries	(527)	(600)	(930)	(908)
Charge-offs, net of recoveries:
Retail customer	4,837	3,982	10,057	4,582
Revolving charge accounts	446	—	4,684	—
Wholesale	(5)	4,627	(16)	4,616
Total charge-offs, net of recoveries	$5,278	$8,609	$14,725	$9,198

Our allowance for credit losses on all receivables financed totaled $115.1 million at June 30, 2023, $125.0 million at December 31, 2022 and $111.4 million at June 30, 2022.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of June 30, 2023.

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

In addition, we have secured and unsecured facilities, commercial paper, unsecured notes, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the six months ended June 30, 2023 and 2022, our cash flows were as follows (dollars in thousands):

	2023	2022
Cash flows from (used in):
Operating activities	$50,633	$386,773
Investing activities	(1,173,846)	(702,216)
Financing activities	1,009,942	(33,720)
Net cash increase (decrease)	$(113,271)	$(349,163)

Operating activities in the six months ended June 30, 2023 generated cash of $51 million, resulting primarily from net income of $94 million, adjusted by depreciation and amortization of $91 million and a provision for credit losses of $5 million, partially offset by changes in working capital of $129 million and deferred income tax benefit of $10 million. The decrease in cash provided by operating activities for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to $298 million related to changes in working capital, a $29 million decrease in net income and a $13 million decrease in depreciation and amortization, partially offset by a $4 million increase in deferred income tax adjustment.

Investing activities in the six months ended June 30, 2023 used cash of $1,174 million, resulting primarily from net expenditures for receivables of $1,136 million and net expenditures for equipment on operating leases of $38 million. The increase in cash used by investing activities for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to increases in net expenditures of $414 million for receivables and $58 million for equipment on operating leases.

Financing activities in the six months ended June 30, 2023 generated cash of $1,010 million, resulting primarily from net cash received on long-term debt and committed asset-backed facilities of $1,007 million and $116 million, respectively, partially offset by net cash paid on affiliated debt and short-term borrowings of $84 million and $29 million, respectively. The increase in cash provided in financing activities for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to an increase in net cash received of long-term debt of $1,384 million and lower dividends of $90 million paid to CNH Industrial America, partially offset by an increase in net cash paid on affiliated debt and short-term borrowings of $271 million and $141 million, respectively, and a decrease in net cash received in committed asset-backed facilities of $18 million.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. CNH Industrial Capital had approximately $5.2 billion of public and private asset-backed securities outstanding in the U.S. and Canada as of June 30, 2023. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-backed Facilities

CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $2.8 billion at June 30, 2023, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At June 30, 2023, there was approximately $0.7 billion of funding available under these facilities.

Unsecured Facilities and Debt

Committed unsecured facilities with banks as of June 30, 2023, totaled $686 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of June 30, 2023, we had $286 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. Our outstanding commercial paper totaled $269 million as of June 30, 2023.

As of June 30, 2023, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the "U.S. Senior Notes"): (1)
1.950% notes, due 2023	$600,000
4.200% notes, due 2024	500,000
3.950% notes, due 2025	500,000
5.450% notes, due 2025	400,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
4.550% notes, due 2028	600,000
Hedging, discounts and unamortized issuance costs	(72,198)
3,627,802
Issued by CNH Industrial Capital Canada (the "Canadian Senior Notes"): (2)
1.500% notes, due 2024	226,139
Discounts and unamortized issuance costs	(680)
225,459
Total	$3,853,261
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Industrial Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Industrial Capital America and New Holland Credit.

On April 10, 2023, CNH Industrial Capital LLC completed an offering of $600 million in aggregate principal amount of 4.550% unsecured notes due 2028, with an issue price of 98.857% of their principal amount.

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

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $262 million and $342 million as of June 30, 2023 and December 31, 2022, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at June 30, 2023 and December 31, 2022 was $1.4 billion and $1.3 billion, respectively.

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

For the three and six months ended June 30, 2023 and 2022, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$148,275	$108,680	$287,726	$217,563
Interest expense	94,699	32,698	169,091	51,012
Administrative and operating expenses	55,164	57,394	102,385	137,415
Income tax provision (benefit)	(410)	4,457	3,924	7,025
Net income (loss)	$(1,178)	$14,131	$12,326	$22,111

As of June 30, 2023 and December 31, 2022, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	June 30,	December 31,
	2023	2022
Cash	$173,155	$235,428
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $33,493 and $36,093	2,619,372	2,198,816
Equipment on operating leases, net	1,005,760	1,055,313
Short-term debt, including current maturities of long-term debt	1,461,954	975,566
Accounts payable and other accrued liabilities	689,692	784,491
Long-term debt	2,870,112	2,456,038

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of June 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	June 30,	December 31,
	2023	2022
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$3,254,187	$2,689,403
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,429,706	3,254,572

For the three and six months ended June 30, 2023 and 2022, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$198,364	$151,964	$383,437	$299,326
Interest expense	115,347	42,859	207,791	69,783
Administrative and operating expenses	72,250	74,270	134,308	167,666
Income tax provision	1,045	8,612	8,248	15,396
Net income	$9,722	$26,223	$33,090	$46,481

As of June 30, 2023 and December 31, 2022, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	June 30,	December 31,
	2023	2022
Cash	$196,726	$260,907
Restricted cash and cash equivalents	67,823	88,589
Receivables, less allowance for credit losses of $46,048 and $51,237	4,883,294	4,291,809
Equipment on operating leases, net	1,429,645	1,472,973
Short-term debt, including current maturities of long-term debt	2,074,084	1,561,788
Accounts payable and other accrued liabilities	790,493	877,678
Long-term debt	4,034,811	3,477,671

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of June 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	June 30,	December 31,
	2023	2022
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$3,176,910	$2,576,713
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,453,378	3,276,544

Other Data

	As of or for the
	Six Months Ended June 30,
	2023	2022

	(Dollars in thousands)
Total managed receivables	$12,033,472	$9,744,466
Operating lease equipment	1,429,645	1,584,977
Total managed portfolio	$13,463,117	$11,329,443
Delinquency (1)	0.76%	0.75%
Average managed receivables	$10,660,656	$9,156,226
Net credit loss (2)	0.15%	0.21%
Profitability: (3)
Return on average managed portfolio (4)	1.49%	2.26%
Asset Quality:
Allowance for credit losses/total receivables	0.96%	1.14%
(1)	Delinquency means managed receivables that are past due over 30 days, expressed as a percentage of the managed receivables as of the end of the respective period.
(2)	Net credit losses on the managed receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average managed receivables.
(3)	Six months ended June 30, 2023 and 2022 annualized.
(4)	Net income for the period expressed as a percentage of the average managed portfolio.

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

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of CNH Industrial’s markets, including the significant uncertainty caused by the war in the Ukraine; the duration and economic, operational and financial impacts of the global COVID-19 pandemic; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; volatility in international trade caused by the imposition of tariffs, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which CNH Industrial North America competes; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of CNH Industrial’s products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; price pressure on new and used equipment; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and its CNH Industrial North America dealers; security breaches with respect to CNH Industrial’s products; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics and terrorist attacks; our ability to realize the anticipated benefits from our business initiatives as part of CNHI’s strategic plan; CNHI’s failure to realize, or a delay in realizing, all of the anticipated benefits of its acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our and CNHI’s success in managing the risks involved in the foregoing.

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

Additional factors could cause actual results to differ from those expressed in or implied by the forward-looking statements included in the Company’s filings with the SEC (including, but not limited to, the factors discussed in our annual report on Form 10-K and quarterly reports submitted on Form 10-Q).

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2022 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended June 30, 2023.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the three months ended June 30, 2023.

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
101

Interactive Inline data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) Consolidated Statements of Changes in Stockholder’s Equity for the six months ended June 30, 2023 and 2022 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: August 2, 2023	/s/ Douglas MacLeod
Douglas MacLeod, Chairman and President
(Principal Executive Officer)

Date: August 2, 2023	/s/ Daniel Willems Van Dijk
Daniel Willems Van Dijk, Chief Financial Officer and Assistant Treasurer
(Principal Financial Officer)