Form 10-Q
period 2023-09-30
CNH Industrial Capital LLC
filed 2023-11-13
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

As of September 30, 2023, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUES
Interest income on retail notes and finance leases	$73,092	$54,888	$210,942	$150,637
Rental income on operating leases	61,414	61,657	175,914	188,243
Revolving charge account income	10,455	—	28,781	—
Interest income on wholesale notes	18,370	8,043	42,301	19,731
Interest and other income from affiliates	111,913	67,488	291,586	195,027
Other income	3,153	7,481	4,505	22,604
Total revenues	278,397	199,557	754,029	576,242
EXPENSES
Interest expense:
Interest expense to third parties	134,557	62,539	346,916	147,831
Interest expense to affiliates	10,180	2,933	23,613	4,632
Total interest expense	144,737	65,472	370,529	152,463
Administrative and operating expenses:
Fees charged by affiliates	13,359	12,946	40,346	36,519
Provision (benefit) for credit losses	6,649	(1,825)	11,217	2,944
Depreciation of equipment on operating leases	44,598	50,086	134,325	153,444
Other expenses, net	3,261	3,416	11,500	(564)
Total administrative and operating expenses	67,867	64,623	197,388	192,343
Total expenses	212,604	130,095	567,917	344,806
INCOME BEFORE TAXES	65,793	69,462	186,112	231,436
Income tax provision	15,093	16,159	41,413	54,752
NET INCOME	$50,700	$53,303	$144,699	$176,684

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
NET INCOME	$50,700	$53,303	$144,699	$176,684
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,790)	(37,238)	5,282	(47,830)
Pension liability adjustment	(180)	(158)	(547)	(512)
Change in derivative financial instruments	4	1,572	(2,776)	11,931
Total other comprehensive income (loss)	(7,966)	(35,824)	1,959	(36,411)
COMPREHENSIVE INCOME	$42,734	$17,479	$146,658	$140,273

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Cash	$235,560	$262,244
Restricted cash and cash equivalents	374,721	446,335
Receivables, less allowance for credit losses of $118,944 and $125,012, respectively	12,700,749	10,741,820
Affiliated accounts and notes receivable	283,787	53,509
Equipment on operating leases, net	1,415,452	1,472,973
Equipment held for sale	14,467	11,685
Goodwill	108,773	108,567
Other intangible assets, net	17,854	18,388
Other assets	83,019	63,958
TOTAL	$15,234,382	$13,179,479
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,581,015	$4,096,426
Accounts payable and other accrued liabilities	974,511	1,046,688
Affiliated debt	511,883	341,531
Long-term debt	7,686,899	6,387,135
Total liabilities	13,754,308	11,871,780
Commitments and contingent liabilities (Note 11)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	869,739	844,022
Accumulated other comprehensive loss	(135,874)	(137,833)
Retained earnings	746,209	601,510
Total stockholder’s equity	1,480,074	1,307,699
TOTAL	$15,234,382	$13,179,479

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(Dollars in thousands)

(Unaudited)

The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”), which are included in the consolidated balance sheets. The assets in the table include those assets that can only be used to settle obligations of consolidated VIEs. The liabilities in the table include third-party liabilities of the consolidated VIEs, for which creditors do not have recourse to the general credit of CNH Industrial Capital LLC. See Note 4: Receivables for additional information on the Company’s VIEs.

	September 30,	December 31,
	2023	2022
Restricted cash and cash equivalents	$374,721	$446,335
Receivables, less allowance for credit losses of $52,818 and $55,645, respectively	7,266,652	6,927,032
TOTAL	$7,641,373	$7,373,367

Short-term debt (including current maturities of long-term debt)	$3,288,164	$3,120,860
Long-term debt	3,701,524	3,599,575
TOTAL	$6,989,688	$6,720,435

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Dollars in thousands)

(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$144,699	$176,684
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	134,331	153,450
Amortization of intangibles	2,164	1,632
Provision for credit losses	11,217	2,944
Deferred income tax benefit	(27,881)	(31,375)
Changes in components of working capital:
Change in affiliated accounts and notes receivables	916	206,788
Change in other assets and equipment held for sale	(24,029)	(6,130)
Change in accounts payable and other accrued liabilities	(43,686)	11,612
Net cash from (used in) operating activities	197,731	515,605
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired	(13,392,367)	(10,325,233)
Collections of receivables	11,440,578	9,238,310
Change in affiliated cash pooling receivables, net	(223,389)	—
Cost of affiliated notes receivables acquired	(14,000)	—
Collections of affiliated notes receivables	8,000	—
Purchase of equipment on operating leases	(357,375)	(354,324)
Proceeds from disposal of equipment on operating leases	282,817	374,439
Change in property, equipment and software, net	(1,630)	(2,029)
Net cash from (used in) investing activities	(2,257,366)	(1,068,837)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	1,308,327	670,960
Payment of affiliated debt	(1,137,975)	(446,072)
Proceeds from issuance of long-term debt	4,252,037	2,594,387
Payment of long-term debt	(2,531,760)	(2,780,848)
Change in committed asset-backed facilities, net	(160,996)	(10,760)
Change in short-term borrowings, net	206,704	152,973
Dividends paid to CNH Industrial America LLC	—	(110,000)
Proceeds from capital contribution	25,000	—
Net cash from (used in) financing activities	1,961,337	70,640
DECREASE IN CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	(98,298)	(482,592)
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Beginning of period	708,579	1,028,659
End of period	$610,281	$546,067
COMPONENTS OF CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Cash	$235,560	$105,915
Restricted cash and cash equivalents	374,721	440,152
TOTAL CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	$610,281	$546,067

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2023	$—	$844,022	$(137,833)	$601,510	$1,307,699
Net income	—	—	—	46,301	46,301
Foreign currency translation adjustment	—	—	(294)	—	(294)
Stock compensation	—	196	—	—	196
Pension liability adjustment, net of tax	—	—	(181)	—	(181)
Change in derivative financial instruments, net of tax	—	—	(2,393)	—	(2,393)
BALANCE - March 31, 2023	$—	$844,218	$(140,701)	$647,811	$1,351,328
Net income	—	—	—	47,698	47,698
Foreign currency translation adjustment	—	—	13,366	—	13,366
Stock compensation	—	253	—	—	253
Pension liability adjustment, net of tax	—	—	(186)	—	(186)
Change in derivative financial instruments, net of tax	—	—	(387)	—	(387)
BALANCE - June 30, 2023	$—	$844,471	$(127,908)	$695,509	$1,412,072
Net income	—	—	—	50,700	50,700
Foreign currency translation adjustment	—	—	(7,790)	—	(7,790)
Stock compensation	—	268	—	—	268
Pension liability adjustment, net of tax	—	—	(180)	—	(180)
Change in derivative financial instruments, net of tax	—	—	4	—	4
Capital contribution	—	25,000	—	—	25,000
BALANCE - September 30, 2023	$—	$869,739	$(135,874)	$746,209	$1,480,074

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2022	$—	$843,469	$(111,457)	$517,388	$1,249,400
Net income	—	—	—	63,487	63,487
Dividends paid to CNH Industrial America LLC	—	—	—	(25,000)	(25,000)
Foreign currency translation adjustment	—	—	9,154	—	9,154
Stock compensation	—	101	—	—	101
Pension liability adjustment, net of tax	—	—	(186)	—	(186)
Change in derivative financial instruments, net of tax	—	—	6,451	—	6,451
BALANCE - March 31, 2022	$—	$843,570	$(96,038)	$555,875	$1,303,407
Net income	—	—	—	59,894	59,894
Dividends paid to CNH Industrial America LLC	—	—	—	(65,000)	(65,000)
Foreign currency translation adjustment	—	—	(19,746)	—	(19,746)
Stock compensation	—	134	—	—	134
Pension liability adjustment, net of tax	—	—	(168)	—	(168)
Change in derivative financial instruments, net of tax	—	—	3,908	—	3,908
BALANCE - June 30, 2022	$—	$843,704	$(112,044)	$550,769	$1,282,429
Net income	—	—	—	53,303	53,303
Dividends paid to CNH Industrial America LLC	—	—	—	(20,000)	(20,000)
Foreign currency translation adjustment	—	—	(37,238)	—	(37,238)
Stock compensation	—	164	—	—	164
Pension liability adjustment, net of tax	—	—	(158)	—	(158)
Change in derivative financial instruments, net of tax	—	—	1,572	—	1,572
BALANCE - September 30, 2022	$—	$843,868	$(147,868)	$584,072	$1,280,072

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

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of December 31, 2022 or September 30, 2022.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2022-06 extended the sunset date of ASC Topic 848 from December 31, 2022 to December 31, 2024. The Company elected to adopt ASU 2020-04 and ASU 2022-06 in the second quarter of 2023. The Company renegotiated its contract terms on its interest rate derivatives by changing the floating interest rate swap from LIBOR to overnight SOFR. The Company elected to make the change using the optional expedients under ASC 848, which allows the change in critical terms without dedesignation and results in no change to the cumulative basis adjustment reflected in earnings. The elections did not have a material impact on the Company’s consolidated financial statements for the nine months ended September 30, 2023.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended September 30, 2023:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(138,182)	$2,077	$11,605	$(124,500)
Tax liability	—	(501)	(2,907)	(3,408)
Beginning balance, net of tax	(138,182)	1,576	8,698	(127,908)
Other comprehensive income (loss) before reclassifications	(7,790)	(102)	812	(7,080)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(135)	(781)	(916)
Tax effects	—	57	(27)	30
Net current-period other comprehensive income (loss)	(7,790)	(180)	4	(7,966)
Total	$(145,972)	$1,396	$8,702	$(135,874)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the nine months ended September 30, 2023:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(151,254)	$2,563	$15,288	$(133,403)
Tax liability	—	(620)	(3,810)	(4,430)
Beginning balance, net of tax	(151,254)	1,943	11,478	(137,833)
Other comprehensive income (loss) before reclassifications	5,282	(318)	(1,809)	3,155
Amounts reclassified from accumulated other comprehensive income (loss)	—	(405)	(1,843)	(2,248)
Tax effects	—	176	876	1,052
Net current-period other comprehensive income (loss)	5,282	(547)	(2,776)	1,959
Total	$(145,972)	$1,396	$8,702	$(135,874)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended September 30, 2022:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(123,210)	$1,983	$12,911	$(108,316)
Tax liability	—	(473)	(3,255)	(3,728)
Beginning balance, net of tax	(123,210)	1,510	9,656	(112,044)
Other comprehensive income (loss) before reclassifications	(37,238)	(59)	2,439	(34,858)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(150)	(342)	(492)
Tax effects	—	51	(525)	(474)
Net current-period other comprehensive income (loss)	(37,238)	(158)	1,572	(35,824)
Total	$(160,448)	$1,352	$11,228	$(147,868)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the nine months ended September 30, 2022:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	Derivatives	Total
Beginning balance, gross	$(112,618)	$2,451	$(956)	$(111,123)
Tax asset (liability)	—	(587)	253	(334)
Beginning balance, net of tax	(112,618)	1,864	(703)	(111,457)
Other comprehensive income (loss) before reclassifications	(47,830)	(229)	16,521	(31,538)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(447)	(557)	(1,004)
Tax effects	—	164	(4,033)	(3,869)
Net current-period other comprehensive income (loss)	(47,830)	(512)	11,931	(36,411)
Total	$(160,448)	$1,352	$11,228	$(147,868)

The reclassifications out of AOCI were immaterial for the three and nine months ended September 30, 2023 and 2022.

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of September 30, 2023 and December 31, 2022 is as follows:

	September 30,	December 31,
	2023	2022
Retail notes	$1,422,379	$1,241,775
Revolving charge accounts	265,775	207,744
Finance leases	191,850	198,064
Wholesale	1,321,229	875,628
Restricted receivables	9,618,460	8,343,621
Gross receivables	12,819,693	10,866,832
Less: Allowance for credit losses	(118,944)	(125,012)
Total receivables, net	$12,700,749	$10,741,820

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Retail notes	$6,108,827	$5,835,445
Wholesale	3,509,633	2,508,176
Total restricted receivables	$9,618,460	$8,343,621

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

Allowance for credit losses activity for the three months ended September 30, 2023 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$99,965	$8,662	$6,493	$115,120
Charge-offs	(1,771)	(1,231)	—	(3,002)
Recoveries	313	4	5	322
Provision (benefit)	4,378	2,305	(34)	6,649
Foreign currency translation and other	(123)	(8)	(14)	(145)
Ending balance	$102,762	$9,732	$6,450	$118,944

Allowance for credit losses activity for the nine months ended September 30, 2023 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$110,341	$8,519	$6,152	$125,012
Charge-offs	(12,741)	(5,916)	—	(18,657)
Recoveries	1,226	5	21	1,252
Provision	3,828	7,119	270	11,217
Foreign currency translation and other	108	5	7	120
Ending balance	$102,762	$9,732	$6,450	$118,944
Receivables:
Ending balance	$7,723,056	$265,775	$4,830,862	$12,819,693

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The allowance for credit losses increased during the third quarter, driven by an increase in specific reserve needs on retail customers and growth in the revolving charge account portfolio. For the nine months ended September 30, 2023, the allowance for credit losses decreased due to lower specific reserve needs for retail customers and the continued strong outlook for the agricultural industry, offset by growth in the revolving charge account portfolio.

Allowance for credit losses activity for the three months ended September 30, 2022 is as follows:

	Retail
	Customer	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$105,937	$5,467	$111,404
Charge-offs	(1,689)	—	(1,689)
Recoveries	739	508	1,247
Provision (benefit)	(1,410)	(415)	(1,825)
Foreign currency translation and other	(743)	(36)	(779)
Ending balance	$102,834	$5,524	$108,358

Allowance for credit losses activity for the nine months ended September 30, 2022 is as follows:

	Retail
	Customer	Wholesale	Total
Allowance for credit losses:
Beginning balance	$109,742	$6,211	$115,953
Charge-offs	(7,164)	(4,631)	(11,795)
Recoveries	1,632	523	2,155
Provision (benefit)	(527)	3,471	2,944
Foreign currency translation and other	(849)	(50)	(899)
Ending balance	$102,834	$5,524	$108,358
Receivables:
Ending balance	$7,166,320	$2,823,528	$9,989,848

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables and charge-offs as of September 30, 2023 are as follows:

			Greater				Net
	31 – 60 Days	61 – 90 Days	Than	Total		Total	Charge-offs
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	(Recoveries)
Retail customer
United States
2023	$3,913	$909	$861	$5,683	$2,130,137	$2,135,820	$189
2022	10,443	2,343	5,458	18,244	2,011,048	2,029,292	2,254
2021	7,344	3,269	3,639	14,252	1,192,754	1,207,006	1,783
2020	5,046	1,503	31,281	37,830	542,831	580,661	2,609
2019	2,058	655	1,946	4,659	219,910	224,569	2,714
Prior to 2019	920	463	3,831	5,214	99,800	105,014	2,139
Total	$29,724	$9,142	$47,016	$85,882	$6,196,480	$6,282,362	$11,688
Canada
2023	$321	$—	$—	$321	$432,407	$432,728	$73
2022	685	66	1,030	1,781	462,070	463,851	149
2021	807	157	1,992	2,956	330,194	333,150	744
2020	694	231	879	1,804	132,596	134,400	(265)
2019	237	92	451	780	55,703	56,483	187
Prior to 2019	44	3	473	520	19,562	20,082	165
Total	$2,788	$549	$4,825	$8,162	$1,432,532	$1,440,694	$1,053
Revolving charge accounts
United States	$4,977	$2,547	$1,485	$9,009	$237,998	$247,007	$5,542
Canada	$458	$219	$87	$764	$18,004	$18,768	$374
Wholesale
United States	$4	$—	$4	$8	$3,997,726	$3,997,734	$—
Canada	$—	$—	$—	$—	$833,128	$833,128	$—
Total
Retail customer	$32,512	$9,691	$51,841	$94,044	$7,629,012	$7,723,056	$12,741
Revolving charge accounts	$5,435	$2,766	$1,572	$9,773	$256,002	$265,775	$5,916
Wholesale	$4	$—	$4	$8	$4,830,854	$4,830,862	$—

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

Included in the receivables balance at September 30, 2023 and December 31, 2022 is accrued interest of $82,418 and $57,831, respectively. The Company does not include accrued interest in its allowance for credit losses.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. The amount of interest income suspended was not material for the three and nine months ended September 30, 2023 and 2022. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The retail customer receivables on nonaccrual status as of September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
	2023	2022
United States	$48,179	$48,690
Canada	$6,087	$4,852

As of September 30, 2023, total revolving charge account receivables on nonaccrual status were immaterial and there were no revolving charge account receivables on nonaccrual status as of December 31, 2022. As of September 30, 2023 and December 31, 2022, there were no wholesale receivables on nonaccrual status.

As of September 30, 2023 and December 31, 2022, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three and nine months ended September 30, 2023 and 2022 was immaterial.

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

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses. As of September 30, 2023 and 2022, the Company’s TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $72,900) as of September 30, 2023 are as follows:

2023	$58,230
2024	182,004
2025	119,837
2026	57,167
2027 and thereafter	25,432
Total lease payments	$442,670

NOTE 6: CREDIT FACILITIES AND DEBT

On July 3, 2023, the Company repaid $600,000 of its 1.950% unsecured notes due 2023.

On August 11, 2023, CNH Industrial Capital Canada Ltd. completed a private placement offering of C$400,000 ($297,640) in aggregate principal amount of its 5.500% unsecured notes due 2026, with an issue price of 99.883%.

On September 13, 2023, the Company completed an offering of $500,000 in aggregate principal amount of its 5.500% unsecured notes due 2029, with an issue price of 99.399%.

On September 18, 2023, the Company extended the maturity date of the U.S. retail committed asset-backed facility to September 2025.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

On September 26, 2023, the Company entered into a Global Master Repurchase Agreement which expires in September 2024. Concurrently, the Company sold C$258,070 ($190,894) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days.

On September 27, 2023, the Company, through a bankruptcy-remote trust, issued $1,050,960 of amortizing asset-backed notes secured by U.S. retail receivables.

Committed unsecured facilities with banks as of September 30, 2023, totaled $682,329. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of September 30, 2023, the Company had $282,329 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company’s outstanding commercial paper totaled $348,090 as of September 30, 2023.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended September 30, 2023 and 2022 were 22.9% and 23.3%, respectively. The effective tax rate was 22.3% for the nine months ended September 30, 2023, compared to 23.7% for the same period in 2022.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of September 30, 2023, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 60 months. As of September 30, 2023, the after-tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately ($2,215).

The Company also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and nine months ended September 30, 2023 and 2022.

All of the Company’s interest rate derivatives as of September 30, 2023 and December 31, 2022 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $3,833,944 and $3,628,725 at September 30, 2023 and December 31, 2022, respectively. The ten-month average notional amounts for the nine months ended September 30, 2023 and 2022 were $3,696,877 and $3,746,080, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of September 30, 2023 and December 31, 2022 in the consolidated balance sheets are recorded as follows:

	September 30,	December 31,
	2023	2022
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$2,548	$3,597
Accounts payable and other accrued liabilities:
Interest rate derivatives	$49,833	$42,936
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$43,762	$27,862
Foreign exchange contracts	3,404	4,116
Total	$47,166	$31,978
Accounts payable and other accrued liabilities:
Interest rate derivatives	$43,762	$27,862
Foreign exchange contracts	—	435
Total	$43,762	$28,297

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and nine months ended September 30, 2023 and 2022 are recorded in the following accounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$812	$2,439	$(1,809)	$16,521
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	$781	$342	$1,843	$557
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$(1,227)	$(6,256)	$1,024	$(7,119)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, all of which are measured as Level 2:

	September 30,	December 31,
	2023	2022
Assets
Interest rate derivatives	$46,310	$31,459
Foreign exchange contracts	3,404	4,116
Total assets	$49,714	$35,575
Liabilities
Interest rate derivatives	$93,595	$70,798
Foreign exchange contracts	—	435
Total liabilities	$93,595	$71,233

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$12,700,749	$12,477,786	$10,741,820	$10,433,949
Long-term debt	$7,686,899	$7,373,947	$6,387,135	$6,032,997

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
United States	$224,291	$157,790	$604,210	$454,254
Canada	54,463	42,301	151,201	125,229
Eliminations	(357)	(534)	(1,382)	(3,241)
Total	$278,397	$199,557	$754,029	$576,242
Interest expense
United States	$121,318	$52,303	$308,411	$122,066
Canada	23,776	13,703	63,500	33,638
Eliminations	(357)	(534)	(1,382)	(3,241)
Total	$144,737	$65,472	$370,529	$152,463
Net income
United States	$40,248	$44,005	$112,330	$141,972
Canada	10,452	9,298	32,369	34,712
Total	$50,700	$53,303	$144,699	$176,684
Depreciation and amortization
United States	$32,006	$37,813	$97,267	$117,244
Canada	13,358	12,814	39,228	37,838
Total	$45,364	$50,627	$136,495	$155,082
Expenditures for equipment on operating leases
United States	$86,985	$73,055	$253,104	$251,617
Canada	42,581	34,755	104,271	102,707
Total	$129,566	$107,810	$357,375	$354,324
Provision (benefit) for credit losses
United States	$5,139	$(2,373)	$11,577	$2,826
Canada	1,510	548	(360)	118
Total	$6,649	$(1,825)	$11,217	$2,944

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	September 30,	December 31,
	2023	2022
Total assets
United States	$12,272,421	$10,712,413
Canada	3,104,479	2,683,722
Eliminations	(142,518)	(216,656)
Total	$15,234,382	$13,179,479
Receivables
United States	$10,527,103	$8,758,694
Canada	2,292,590	2,108,138
Total	$12,819,693	$10,866,832

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Subsidy from CNH Industrial North America
Retail notes and finance leases	$35,917	$30,885	$93,781	$94,373
Operating lease	10,265	11,328	30,423	36,179
Revolving charge accounts	1,086	—	3,051	—
Wholesale	63,169	24,563	160,535	63,310
Income from affiliated receivables
CNH Industrial North America	422	206	505	535
Banco CNH Industrial Capital Brazil	723	—	2,140	—
Other affiliates	331	506	1,151	630
Total interest and other income from affiliates	$111,913	$67,488	$291,586	$195,027

Interest expense to affiliates was $10,180 and $2,933, respectively, for the three months ended September 30, 2023 and 2022 and $23,613 and $4,632, respectively, for the nine months ended September 30, 2023 and 2022. Fees charged by affiliates were $13,359 and $12,946, respectively, for the three months ended September 30, 2023 and 2022, and $40,346 and $36,519, respectively, for the nine months ended September 30, 2023 and 2022, which amounts consist of payroll and other human resource services CNH Industrial America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of September 30, 2023 and December 31, 2022, the Company had various accounts and notes receivable and debt with the following affiliates:

	September 30,	December 31,
	2023	2022
Affiliated receivables
CNH Industrial America	$—	$10
CNH Industrial Canada Ltd.	224,096	—
Banco CNH Industrial Capital Brazil	47,274	40,983
Other affiliates	12,417	12,516
Total affiliated receivables	$283,787	$53,509
Affiliated debt
CNH Industrial America	$511,883	$100,195
CNH Industrial Canada Ltd.	—	241,036
Other affiliates	—	300
Total affiliated debt	$511,883	$341,531

Accounts payable and other accrued liabilities, including tax payables, of $188,942 and $212,167 were payable to related parties as of September 30, 2023 and December 31, 2022, respectively.

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

Commitments

As of September 30, 2023, the Company had various agreements, on an uncommitted basis, to extend credit for the following portfolios:

	Total
	Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$6,540,009	$4,751,422	$1,788,587
Revolving charge accounts	$2,533,805	$266,294	$2,267,511

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

Trends and Economic Conditions

In combination with the economic recovery from the pandemic and repercussions from geopolitical events, the global economy continues to experience volatile disruptions including to the commodity, labor and transportation markets. These disruptions have contributed to an inflationary environment which has affected, and may continue to affect, the price and availability of certain products and services necessary for CNH Industrial North America’s operations. For example, CNH Industrial North America experienced supply chain disruptions and inflationary pressures in 2022 and, while these trends improved in 2023, CNH Industrial North America continues to experience some disruptions. The reduction in supply chain disruptions contributed to improved efficiencies in its manufacturing operations, but purchasing costs remain elevated.

In addition, CNH Industrial North America continues to monitor global economic conditions and the impact of macroeconomic pressures, including repercussions from rising interest rates, fluctuating currency exchange rates, inflation and recession fears, on its business, customers and suppliers.

Our business is closely tied to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended September 30, 2023, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,807 million and $544 million, respectively, representing increases of 5.2% and 24.2% from the same period in 2022, respectively. For the nine months ended September 30, 2023, CNH Industrial’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $5,167 million and $1,594 million, respectively, representing increases of 11.1% and 28.1% from the same period in 2022, respectively.

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

Net income was $50.7 million and $144.7 million for the three and nine months ended September 30, 2023, respectively, compared to $53.3 million and $176.7 million for the same periods in 2022, respectively. The quarter-over-quarter and year-over-year decreases were primarily due to increased borrowing costs and lower gains on used equipment sales due to decreased operating lease maturities. The receivables balance greater than 30 days past due as a percentage of receivables was 0.8% at September 30, 2023, 1.0% at December 31, 2022 and 0.7% at September 30, 2022.

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

Results of Operations

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

Revenues

Revenues for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change
Interest income on retail notes and finance leases	$73,092	$54,888	$18,204	33.2%
Rental income on operating leases	61,414	61,657	(243)	(0.4)
Interest income on revolving charge accounts	10,455	—	10,455	—
Interest income on wholesale notes	18,370	8,043	10,327	128.4
Interest and other income from affiliates	111,913	67,488	44,425	65.8
Other income	3,153	7,481	(4,328)	(57.9)
Total revenues	$278,397	$199,557	$78,840	39.5%

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change
Interest income on retail notes and finance leases	$210,942	$150,637	$60,305	40.0%
Rental income on operating leases	175,914	188,243	(12,329)	(6.5)
Interest income on revolving charge accounts	28,781	—	28,781	—
Interest income on wholesale notes	42,301	19,731	22,570	114.4
Interest and other income from affiliates	291,586	195,027	96,559	49.5
Other income	4,505	22,604	(18,099)	(80.1)
Total revenues	$754,029	$576,242	$177,787	30.9%

Revenues totaled $278.4 million and $754.0 million for the three and nine months ended September 30, 2023, respectively, compared to $199.6 million and $576.2 million for the same periods in 2022, respectively. The quarter-over-quarter and year-over-year increases were due to a higher average portfolio coupled with a higher average yield for the total portfolio. The average yield for the total portfolio was 8.0% and 6.7% for the three months ended September 30, 2023 and 2022, respectively, and 7.7% and 6.7% for the nine months ended September 30, 2023 and 2022, respectively.

Interest income on retail notes and finance leases for the three and nine months ended September 30, 2023 was $73.1 million and $210.9 million, respectively, representing increases of $18.2 million and $60.3 million from the same periods in 2022, respectively. For the third quarter, the increase was due to the favorable impacts of $15.0 million from higher interest rates and $3.2 million from higher average earning assets. For the nine months ended September 30, 2023, compared to the same period in 2022, the increase was due to the favorable impacts of $51.9 million from higher interest rates and $8.4 million from higher average earning assets.

Rental income on operating leases for the three and nine months ended September 30, 2023 was $61.4 million and $175.9 million, respectively, representing decreases of $0.2 million and $12.3 million from the same periods in 2022, respectively. The third quarter decrease was primarily due to a $5.2 million unfavorable impact from lower average earning assets, partially offset by a $5.0 million favorable impact from higher interest rates. For the nine months ended September 30, 2023, compared to the same period in 2022, the decrease was primarily due to a $20.8 million unfavorable impact from lower average earning assets, partially offset by a $8.5 million favorable impact from higher interest rates.

Revolving charge accounts income was $10.5 million and $28.8 million for the three and nine months ended September 30, 2023, respectively.

Interest income on wholesale notes for the three and nine months ended September 30, 2023 was $18.4 million and $42.3 million, respectively, representing increases of $10.3 million and $22.6 million from the same periods in 2022, respectively. For the third quarter, the increase was due to the favorable impacts of $5.8 million from higher interest rates and $4.5 million from higher average earning assets. For the nine months ended September 30, 2023, compared to the same period in 2022, the increase was due to the favorable impacts of $16.4 million from higher interest rates and $6.2 million from higher average earning assets.

Interest and other income from affiliates for the three and nine months ended September 30, 2023 was $111.9 million and $291.6 million, respectively, compared to $67.5 million and $195.0 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, compensation from CNH Industrial North America for retail low-rate financing programs and interest waiver programs offered to customers was $35.9 million and $93.8 million, respectively, an increase of $5.0 million and a decrease of $0.6 million from the same periods in 2022, respectively. Both the quarter-over-quarter increase and the year-over year decrease were primarily due to the mix in pricing programs. For select operating leases, compensation from CNH Industrial North America for the difference between market rental rates and the amounts paid by customers was $10.3 million and $30.4 million for the three and nine months ended September 30, 2023, respectively, a decrease of $1.1 million and $5.8 million from the same periods in 2022, respectively. The decreases were primarily due to lower average earning assets. For revolving charge accounts, compensation from CNH Industrial North America for low-rate financing programs and interest waiver programs offered to customers was $1.1 million and $3.1 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2023, compensation from CNH Industrial North America for wholesale marketing programs was $63.2 million and $160.5 million, respectively, an increase of $38.6 million and $97.2 million from the same periods in 2022, respectively. The increases were primarily due to higher originations.

Other income for the three and nine months ended September 30, 2023 was $3.2 million and $4.5 million, respectively, representing a decrease of $4.3 million and $18.1 million from the same periods in 2022, respectively, as the Company no longer receives commission income related to a private-label revolving charge account product previously offered by Citibank, N.A. and Citi Cards Canada Inc.

Expenses

Expenses for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change
Total interest expense	$144,737	$65,472	$79,265	121.1%
Fees charged by affiliates	13,359	12,946	413	3.2
Provision (benefit) for credit losses	6,649	(1,825)	8,474	(464.3)
Depreciation of equipment on operating leases	44,598	50,086	(5,488)	(11.0)
Other expenses, net	3,261	3,416	(155)	(4.5)
Total expenses	$212,604	$130,095	$82,509	63.4%

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change
Total interest expense	$370,529	$152,463	$218,066	143.0%
Fees charged by affiliates	40,346	36,519	3,827	10.5
Provision for credit losses	11,217	2,944	8,273	281.0
Depreciation of equipment on operating leases	134,325	153,444	(19,119)	(12.5)
Other expenses, net	11,500	(564)	12,064	(2,139.0)
Total expenses	$567,917	$344,806	$223,111	64.7%

Interest expense totaled $144.7 million and $370.5 million for the three and nine months ended September 30, 2023, respectively, compared to $65.5 million and $152.5 million for the same periods in 2022, respectively. For the three months ended September 30, 2023, the increase was due to the unfavorable impacts of $65.3 million from higher average interest rates and $14.0 million from higher average total debt. For the nine months ended September 30, 2023, the increase was due to the unfavorable impacts of $191.4 million from higher average interest rates and $26.7 million from higher average total debt. The average debt cost was 4.3% for the nine months ended September 30, 2023 compared to 2.1% for the nine months ended September 30, 2022.

The provision (benefit) for credit losses were $6.6 million and $11.2 million for the three and nine months ended September 30, 2023, respectively, compared to a $1.8 million benefit and a $2.9 million provision for the same periods in 2022, respectively. For the three months ended September 30, 2023, the increase was due to higher specific reserve needs for retail customers and the addition of the revolving charge account portfolio.  For the nine months ended September 30, 2023, the increase was due to higher charge-offs and the addition of the revolving charge account portfolio.

Depreciation of equipment on operating leases was $44.6 million and $134.3 million for the three and nine months ended September 30, 2023, respectively, compared to $50.1 million and $153.4 million for the same periods in 2022, respectively. The decrease for the three and nine months ended September 30, 2023, compared to the same periods in 2022, was primarily due to a lower average operating lease portfolio.

Other expenses, net were $3.3 million and $11.5 million for the three and nine months ended September 30, 2023, respectively, compared to an expense of $3.4 million and income of $0.6 million for the same periods in 2022, respectively. For the nine months ended September 30, 2023, compared to the same period in 2022, the increase was due to lower gains on used equipment sales as a result of decreased operating lease maturities.

The effective tax rates for the three months ended September 30, 2023 and 2022 were 22.9% and 23.3%, respectively. The effective tax rate was 22.3% for the nine months ended September 30, 2023, compared to 23.7% for the same period in 2022.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change
Retail notes and finance leases	$1,167,404	$925,927	$241,477	26.1%
Revolving charge accounts	289,546	—	289,546	—
Wholesale	3,494,764	2,788,771	705,993	25.3
Equipment on operating leases	129,566	107,810	21,756	20.2
Total originations	$5,081,280	$3,822,508	$1,258,772	32.9%

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change
Retail notes and finance leases	$2,903,506	$2,857,004	$46,502	1.6%
Revolving charge accounts	767,905	—	767,905	—
Wholesale	9,720,956	7,468,229	2,252,727	30.2
Equipment on operating leases	357,375	354,324	3,051	0.9
Total originations	$13,749,742	$10,679,557	$3,070,185	28.7%

The increase in originations for retail notes and finance leases and equipment on operating leases were primarily due to better penetration rates. Wholesale originations increased due to higher shipment volumes of CNH Industrial North America equipment. During the fourth quarter of 2022, we began offering revolving charge account financing.

Total receivables and equipment on operating leases held as of September 30, 2023, December 31, 2022 and September 30, 2022 were as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2023	2022	2022
Retail notes and finance leases	$7,723,056	$7,275,284	$7,166,320
Revolving charge accounts	265,775	207,744	—
Wholesale	4,830,862	3,383,804	2,823,528
Equipment on operating leases	1,415,452	1,472,973	1,510,285
Total receivables and equipment on operating leases	$14,235,145	$12,339,805	$11,500,133

The total balance of retail notes and finance leases greater than 30 days past due as a percentage of retail note and finance lease receivables was 1.2% at September 30, 2023, 1.2% at December 31, 2022 and 1.0% at September 30, 2022. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at September 30, 2023, December 31, 2022 or September 30, 2022. The total revolving charge account receivables balance greater than 30 days past due as a percentage of the revolving charge account receivables was 3.7% at September 30, 2023 and 12.0% at December 31, 2022.

Total retail customer receivables on nonaccrual status, which represent retail notes and finance leases for which we have ceased accruing finance income, were $54.3 million, $53.5 million and $50.4 million at September 30, 2023, December 31, 2022 and September 30, 2022, respectively. As of September 30, 2023, total revolving charge account receivables on nonaccrual status were immaterial and there were no revolving charge account receivables on nonaccrual status as of December 31, 2022. As of September 30, 2023 and December 31, 2022, there were no wholesale receivables on nonaccrual status.

Total receivable charge-offs and recoveries, by product, for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Charge-offs:
Retail customer	$1,771	$1,689	$12,741	$7,164
Revolving charge accounts	1,231	—	5,916	—
Wholesale	—	—	—	4,631
Total charge-offs	3,002	1,689	18,657	11,795
Recoveries:
Retail customer	(313)	(739)	(1,226)	(1,632)
Revolving charge accounts	(4)	—	(5)	—
Wholesale	(5)	(508)	(21)	(523)
Total recoveries	(322)	(1,247)	(1,252)	(2,155)
Charge-offs, net of recoveries:
Retail customer	1,458	950	11,515	5,532
Revolving charge accounts	1,227	—	5,911	—
Wholesale	(5)	(508)	(21)	4,108
Total charge-offs, net of recoveries	$2,680	$442	$17,405	$9,640

Our allowance for credit losses on all receivables financed totaled $118.9 million at September 30, 2023, $125.0 million at December 31, 2022 and $108.4 million at September 30, 2022.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of September 30, 2023.

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

In addition, we have secured and unsecured facilities, a repurchase agreement, commercial paper, unsecured notes, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the nine months ended September 30, 2023 and 2022, our cash flows were as follows (dollars in thousands):

	2023	2022
Cash flows from (used in):
Operating activities	$197,731	$515,605
Investing activities	(2,257,366)	(1,068,837)
Financing activities	1,961,337	70,640
Net cash decrease	$(98,298)	$(482,592)

The decrease in net cash from operating activities during the first nine months of 2023 compared to the same period in 2022 was primarily due to changes in components of working capital. Net cash used for investing activities during the first nine months of 2023 was primarily due to growth in receivables. Net cash used for investing activities was funded primarily through external borrowings, a capital contribution from CNH Industrial America LLC and an increase in affiliated debt.

Securitization

CNH Industrial Capital and its predecessor entities have been securitizing receivables since 1992. CNH Industrial Capital had approximately $5.7 billion of public and private asset-backed securities outstanding in the U.S. and Canada as of September 30, 2023. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-backed Facilities

CNH Industrial Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $2.8 billion at September 30, 2023, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At September 30, 2023, there was approximately $1.0 billion of funding available under these facilities.

Repurchase Agreement

On September 26, 2023, the Company entered into a Global Master Repurchase Agreement which expires in September 2024. Concurrently, the Company sold C$258,070 ($190,894) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. Our repurchase agreements are treated as financing arrangements for accounting purposes.

Unsecured Facilities and Debt

Committed unsecured facilities with banks as of September 30, 2023, totaled $682 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of September 30, 2023, we had $282 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. Our outstanding commercial paper totaled $348 million as of September 30, 2023.

As of September 30, 2023, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the "U.S. Senior Notes"): (1)
4.200% notes, due 2024	$500,000
3.950% notes, due 2025	500,000
5.450% notes, due 2025	400,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
4.550% notes, due 2028	600,000
5.500% notes, due 2029	500,000
Hedging, discounts and unamortized issuance costs	(81,288)
3,518,712
Issued by CNH Industrial Capital Canada (the "Canadian Senior Notes"): (2)
1.500% notes, due 2024	223,392
5.500% notes, due 2026	297,856
Discounts and unamortized issuance costs	(2,614)
518,634
Total	$4,037,346
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Industrial Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Industrial Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Industrial Capital America and New Holland Credit.

On August 11, 2023, CNH Industrial Capital Canada completed a private placement offering of C$400 million ($298 million) in aggregate principal amount of its 5.500% unsecured notes due 2026, with an issue price of 99.883%.

On September 13, 2023, CNH Industrial Capital LLC completed an offering of $500 million in aggregate principal amount of 5.500% unsecured notes due 2029, with an issue price of 99.399%.

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

Affiliate Sources

CNH Industrial Capital borrows, as needed, from CNH Industrial. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $512 million and $342 million as of September 30, 2023 and December 31, 2022, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at September 30, 2023 and December 31, 2022 was $1.5 billion and $1.3 billion, respectively.

Liquidity

While we expect securitization to continue to represent a material portion of our capital structure and affiliated borrowings to remain a marginal source of funding, we will continue to diversify our funding sources and expand our investor base to support our investment grade credit ratings. These diversified funding sources include committed asset-backed facilities, a repurchase agreement, unsecured notes, bank facilities and a commercial paper program.

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

For the three and nine months ended September 30, 2023 and 2022, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$165,816	$118,898	$453,542	$336,461
Interest expense	114,199	53,491	283,290	104,503
Administrative and operating expenses	57,885	66,696	160,270	204,111
Income tax provision (benefit)	(1,550)	(431)	2,374	6,594
Net income	$(4,718)	$(858)	$7,608	$21,253

For the U.S. Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest and other income from affiliates from non-guarantor subsidiaries	$16,304	$10,431	$47,096	$23,167
Interest expense to affiliates to non-guarantor subsidiaries	52,390	19,699	131,544	49,494

As of September 30, 2023 and December 31, 2022, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	September 30,	December 31,
	2023	2022
Cash	$195,260	$235,428
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $36,059 and $36,093	2,919,122	2,198,816
Equipment on operating leases, net	986,449	1,055,313
Short-term debt, including current maturities of long-term debt	951,753	975,566
Accounts payable and other accrued liabilities	705,601	784,491
Long-term debt	3,332,635	2,456,038

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of September 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	September 30,	December 31,
	2023	2022
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$3,501,985	$2,689,403
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,501,791	3,254,572

For the three and nine months ended September 30, 2023 and 2022, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$219,919	$160,644	$603,356	$459,970
Interest expense	137,616	66,639	345,407	136,422
Administrative and operating expenses	75,751	83,371	210,059	251,037
Income tax provision	1,456	2,535	9,704	17,931
Net income	$5,096	$8,099	$38,186	$54,580

For the Canadian Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest and other income from affiliates from non-guarantor subsidiaries	$15,947	$9,877	$45,714	$21,449
Interest expense to affiliates to non-guarantor subsidiaries	52,390	19,685	131,544	51,016

As of September 30, 2023 and December 31, 2022, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	September 30,	December 31,
	2023	2022
Cash	$232,236	$260,907
Restricted cash and cash equivalents	64,975	88,589
Receivables, less allowance for credit losses of $49,645 and $51,237	5,198,126	4,291,809
Equipment on operating leases, net	1,415,452	1,472,973
Short-term debt, including current maturities of long-term debt	1,901,163	1,561,788
Accounts payable and other accrued liabilities	811,524	877,678
Long-term debt	4,663,514	3,477,671

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of September 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	September 30,	December 31,
	2023	2022
Affiliated accounts and notes receivable from non-guarantor subsidiaries	$3,462,933	$2,576,713
Accounts payable and other accrued liabilities to non-guarantor subsidiaries	3,524,479	3,276,544

Other Data

	As of or for the
	Nine Months Ended September 30,
	2023	2022

	(Dollars in thousands)
Gross receivables	$12,819,693	$9,989,848
Equipment on operating leases, net	1,415,452	1,510,285
Total portfolio	$14,235,145	$11,500,133
Delinquency (1)	0.81%	0.68%
Average gross receivables balance	$11,262,049	$9,360,888
Net credit loss (2)	0.16%	0.16%
Profitability: (3)
Return on average portfolio (4)	1.49%	2.13%
Asset Quality:
Allowance for credit losses / gross receivables	0.93%	1.08%
(1)	Delinquency is reported on gross receivables greater than 30 days past due, expressed as a percentage of the gross receivables as of the end of the respective period.
(2)	Net credit losses on the receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average balance of gross receivables.
(3)	Nine months ended September 30, 2023 and 2022 annualized.
(4)	Net income for the period expressed as a percentage of the average portfolio.

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

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of CNH Industrial’s markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; volatility in international trade caused by the imposition of tariffs, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which CNH Industrial North America competes; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of CNH Industrial’s products; labor relations; interest rates and currency exchange rates;

inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; price pressure on new and used equipment; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and its CNH Industrial North America dealers; security breaches with respect to CNH Industrial’s products; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics (such as the COVID-19 pandemic) and terrorist attacks; the remediation of a material weakness; our ability to realize the anticipated benefits from our business initiatives as part of CNHI’s strategic plan including targeted restructuring actions to optimize CNHI’s cost structure and improve the efficiency of its operations; CNHI’s failure to realize, or a delay in realizing, all of the anticipated benefits of its acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our and CNHI’s success in managing the risks involved in the foregoing.

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

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2022 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended September 30, 2023.

New Accounting Pronouncements Not Yet Adopted

See Note 2: New Accounting Pronouncements to this Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation as of September 30, 2023, our President and Chief Financial Officer concluded that, as a result of the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2023.

Material Weakness in Internal Control over Financial Reporting

As of September 30, 2023, we determined that we have a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the design and implementation of information technology (IT) general controls in the areas of user access limits and segregation of duties related to enterprise resource planning (ERP) applications.

These control deficiencies have not resulted in an error or misstatements to our financial statements or the need to revise any previously published financial results. However, these deficiencies if not timely remediated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatements to one or more assertions, and IT controls and underlying data that support the effectiveness of IT system-generated data and reports).

The control deficiencies could have resulted in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness.

Management’s Plan to Remediate the Material Weakness

We are currently in the process of implementing measures and taking steps to address the underlying causes of the material weakness. Our efforts will include enhancing our IT general controls framework that addresses risks associated with user access and security, application change management and IT operations. We also expect to engage in focused training for control owners to help sustain effective control operations and comprehensive remediation efforts relating to segregation of duties to strengthen user access controls and security.

While we believe these efforts will improve our internal controls and address the underlying cause of the material weakness, the material weakness will not be remediated until our remediation plan has been fully implemented and we have concluded that the improvements added to our current control environment are operating effectively for a sufficient period of time. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

The Company is engaging in ongoing remediation efforts on the material weakness noted above; there have been no changes in our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to the costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Industrial Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Industrial Capital’s financial position or results of operations.

Item 1A.  Risk Factors

This section supplements and updates certain of the information found under Part I, Item 1A. “Risk Factors” of our 2022 Annual Report based on information currently known to us and recent developments since the date of the 2022 Annual Report. The matters discussed below should be read in conjunction with the risk factors set forth in the 2022 Annual Report. However, the risks described in our 2022 Annual Report and below are not the only risks faced by us. Additional risks and uncertainties not currently known, or that are currently judged to be immaterial, may also materially affect our business, financial condition or operating results.

We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations and investors may lose confidence in the accuracy and completeness of our financial reports.

In connection with the preparation of our quarterly report for the three months ended September 30, 2023, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the design and implementation of information technology, or IT, general controls in the areas of user access limits and segregation of duties related to enterprise resource planning (ERP) applications. This material weakness has not resulted in an error or misstatement to our financial statements or the need to revise any of our previously published financial results.

We are in the process of taking steps intended to remediate the material weakness. Our efforts have included enhancing our IT general controls framework that addresses risks associated with user access and security, application change management and IT operations. We also expect to engage in focused training for control owners to help sustain effective control operations and comprehensive remediation efforts relating to segregation of duties to strengthen user access controls and security.

While we believe these efforts will improve our internal controls and address the underlying causes of the material weakness, the material weakness will not be fully remediated until our remediation plan has been fully implemented and we have concluded that our controls are operating effectively for a sufficient period of time. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting.

If we fail to effectively remediate the material weakness in our internal control over financial reporting, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may be unable to accurately or timely report our financial condition or results of operations. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports and we may face restricted access to the capital markets.

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
101

Interactive Inline data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) Consolidated Statements of Changes in Stockholder’s Equity for the nine months ended September 30, 2023 and 2022 and (vi) Condensed Notes to Consolidated Financial Statements.

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

CNH INDUSTRIAL CAPITAL LLC
Date: November 13, 2023	/s/ Douglas MacLeod
Douglas MacLeod, Chairman and President
(Principal Executive Officer)

Date: November 13, 2023	/s/ Daniel Willems Van Dijk
Daniel Willems Van Dijk, Chief Financial Officer and Assistant Treasurer
(Principal Financial Officer)