Form 10-K
period 2023-12-31
CNH Industrial Capital LLC
filed 2024-03-15
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of March 15, 2024, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I

Item 1.  Business

Overview

CNH Industrial Capital LLC (together with its consolidated subsidiaries, “CNH Capital,” the “Company” or “we”) is an indirect wholly-owned subsidiary of CNH Industrial N.V. (“CNHI” and together with its consolidated subsidiaries, “CNH”) and is headquartered in Racine, Wisconsin. As a captive finance company, our primary business is to underwrite and manage financing products for end-use customers and dealers of CNH Industrial America LLC (“CNH America”) and CNH Industrial Canada Ltd. (“CNH Canada”) (collectively, “CNH North America”) and provide other related financial products and services to support the sale of agricultural and construction equipment sold by CNH North America. We also provide financing products related to new and used equipment manufactured by entities other than CNH North America, as well as financing for the purchase of parts, service, rentals, implements and attachments from CNH North America dealers which may or may not be manufactured or provided by CNH North America. We are often able to offer financing to customers at advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or parts and service incentives), due to our participation in subsidized financing programs sponsored by CNH North America, which reimburses us for some or all of the cost of such terms. The primary operating subsidiaries of CNH Industrial Capital LLC include CNH Industrial Capital America LLC (“CNH Capital America”), New Holland Credit Company, LLC (“New Holland Credit”) and CNH Industrial Capital Canada Ltd. (“CNH Capital Canada”). CNH Capital America is the primary financing and business entity of CNH Capital for the United States that enters into financing arrangements with end-use customers and dealers, and CNH Capital Canada performs the same functions in Canada, while New Holland Credit acts as the servicer for financing products originated by CNH Capital America.

CNH is the company initially formed by a business combination transaction, completed September 29, 2013, between Fiat Industrial S.p.A. and CNH Global N.V. (“CNH Global”), the former indirect parents of CNH Capital. As a result of this transaction, CNH Industrial Capital LLC and its primary operating subsidiaries, including CNH Capital America, New Holland Credit and CNH Capital Canada, are indirect wholly-owned subsidiaries of CNHI (with all of the equity interests in CNH Industrial Capital LLC owned by CNHI through intermediate companies, through which CNHI exercises indirect control over CNH Industrial Capital LLC). CNHI is incorporated in and under the laws of The Netherlands. CNHI has its corporate seat in Amsterdam, The Netherlands, and its principal office in Basildon, Essex, England.

CNH Capital provides and administers financing to end-use customers for the purchase or lease of new and used equipment and components sold through CNH North America’s dealer network, as well as revolving charge account financing and other financial services. CNH Capital also provides wholesale financing to CNH North America dealers and distributors, all of which are independently owned and operated. As a holding company, CNH Industrial Capital LLC generally does not conduct operations of its own but relies on its subsidiaries for the generation and distribution of profits.

CNH Capital’s revenue is primarily generated through the income of its portfolio and the income generated through marketing programs with CNH North America. The size of the portfolio is in part related to the level of equipment sales by CNH North America. The portfolio profitability is linked to the difference between lending and borrowing rates, the credit quality of the customers and the value of collateral. For the years ended December 31, 2023 and 2022, we derived 40% and 34%, respectively, of our revenue from CNH North America and other CNH subsidiaries.

Our customers obtain our financing products for commercial purposes and, in many cases, have had a previous borrowing relationship with CNH Capital. Retail notes and finance leases are secured by the purchased equipment, which generally has a longer useful life than the term of the receivable. Wholesale financings are likewise secured by the equipment purchased by the dealer.

CNH Capital funds its operations and lending activity through a combination of term receivables securitizations, secured and unsecured facilities, a repurchase agreement, commercial paper, unsecured bonds, affiliate borrowings and retained earnings. CNH Capital’s current funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments and funding options.

As part of its overall funding strategy, CNH Capital participates in the asset-backed securitization (“ABS”) markets. CNH Capital periodically transfers retail notes and wholesale receivables originated from end-use customers and dealers to special purpose entities, in exchange for cash proceeds from asset-backed securities issued by these special purpose entities. Investors in these asset-backed securities in turn receive payments on their securities based on the cash flows from the transferred receivables. CNH Capital continues to service the transferred receivables and maintains a cash reserve account, which provides security to investors in the event that cash collections from the receivables are not sufficient to permit principal and interest payments to the holders of the securities. These special purpose entities and the investors in the asset-backed securities have no recourse, beyond the applicable cash reserve account, for failure of any end-use customers or dealers to make payments on the transferred receivables when due.

In addition to portfolio quality and funding costs, CNH Capital’s long-term profitability is also dependent on service levels and operational effectiveness. CNH Capital performs billing and collection services, customer support, repossession and remarketing functions, reporting and data management operations and marketing activities.

As of December 31, 2023, CNH Capital had total assets of $16.0 billion and total stockholder’s equity of $1.6 billion. For the year ended December 31, 2023, CNH Capital had total revenues of $1.1 billion and net income of $215.1 million. As of December 31, 2023, CNH Capital had third-party debt of $13.4 billion, approximately 64% of which represented secured debt as of such date.

Relationship with CNH

CNH organizes its operations into three operating segments: Agriculture, Construction and Financial Services. Collectively, these three segments design, produce, market, sell and finance agricultural and construction equipment. CNH has industrial and financial services companies located in 32 countries and a commercial presence in approximately 164 countries around the world.

CNH’s Agricultural segment designs, manufactures and distributes a full line of farm machinery and implements, including two-wheel and four-wheel drive tractors, crawler tractors, combines, grape and sugar cane harvesters, hay and forage equipment, planting and seeding equipment, soil preparation and cultivation implements, and material handling equipment. CNH is also a leading provider of technology dedicated to Precision Agriculture. Agricultural equipment is sold in North America under the New Holland Agriculture and Case IH brands. Regionally-focused brands include: STEYR for tractors; Flexi-Coil specializing in tillage and seeding systems; and Miller manufacturing application equipment. The Raven brand supports Precision Agriculture, digital technology and the development of autonomous systems. Hemisphere, acquired in 2023, provides high-performance satellite positioning technology for the agriculture and construction industries.

CNH’s Construction segment designs, manufactures and distributes a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders and compact track loaders along with a wide variety of attachments. Construction equipment is sold in North America under the CASE Construction Equipment and New Holland Construction brands.

As of December 31, 2023 and 2022, CNH had total assets of $46.4 billion and $39.4 billion, respectively, and total equity of $8.2 billion and $6.9 billion, respectively.

For the years ended December 31, 2023 and 2022, CNH had total revenues of $24.7 billion and $23.6 billion, respectively, and net income attributable to CNH Industrial N.V. of $2.4 billion and $2.0 billion, respectively. For the year ended December 31, 2023, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America (United States, Canada and Mexico) were $7.2 billion and $2.3 billion, respectively, representing increases of 6% and 31% from the same period in 2022, respectively.

CNH Capital is a key financing source for CNH North America’s end-use customers and dealers. The Company offers financing to customers with advantageous terms that are subsidized by CNH North America, including low-rate, interest-free or interest-only periods and other sales incentive programs.

Although our primary focus is to finance CNH North America equipment, we also provide financing products related to new and used agricultural and construction equipment manufactured by entities other than CNH North America, as well as financing for the purchase of parts, service, rentals, implements and attachments from CNH North America dealers which may or may not be manufactured or provided by CNH North America. We are still, however, dependent on CNH North America for substantially all of our business, with revenues related to financing provided to CNH North America dealers and retail customers purchasing and/or leasing from CNH North America and its dealers accounting for over 90% of our total revenues for the year ended December 31, 2023, and with loan portfolios attributable to such financing accounting for over 90% of our total receivables as of December 31, 2023.

The size of our lending portfolio is related in part to the level of equipment sales by CNH North America, which is driven by the strength of the agricultural and construction markets. The credit quality of our portfolio reflects the underwriting standards of CNH Capital, which are developed internally and independent of the sales volume goals of CNH North America.

We borrow from our affiliates as one of the funding sources for our operations and lending activity. As of December 31, 2023 and 2022, we had outstanding affiliate borrowings of $132.5 million and $341.5 million, respectively, representing 1.0% and 3.2% of our total indebtedness, respectively.

CNH North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2023 and 2022, we incurred fees charged by our affiliates of $53.8 million and $50.9 million, respectively, representing 21% and 20%, respectively, of our total administrative and operating expenses.

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

Products and Services

CNH Capital’s financing products and services fall into the following main categories:

Retail (65.4% of gross receivables as of December 31, 2023): Retail financing products primarily include retail notes, finance leases and operating leases to end-use customers and revolving charge account financing for customers to purchase parts, service, rentals, implements and attachments from CNH North America dealers. The terms of retail notes, finance leases and operating leases generally range from two to seven years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH North America. Revolving charge accounts are generally accompanied by higher interest rates than our other retail financing products, generally require minimum monthly payments and do not have pre-determined maturity dates.

CNH Capital utilizes a proprietary credit scoring model as part of the credit approval and review process. CNH Capital also provides servicing and collection operations generally performed through its subsidiary, New Holland Credit, for the retail financing products.

Wholesale (34.6% of gross receivables as of December 31, 2023): Wholesale financing consists primarily of dealer floorplan financing, which gives dealers the ability to maintain a representative inventory of products. In addition, CNH Capital provides financing to dealers for used equipment taken in trade, equipment utilized in dealer owned rental yards, parts inventory, working capital and other financing needs. Currently, credit is extended to approximately 770 CNH North America dealers (with each being a separate legal entity) with approximately 1,750 locations in North America.

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

CNH Capital finances other products, including insurance and equipment protection products underwritten through a third-party insurer.

Competition

CNH Capital’s financing products and services are intended to be competitive with those available from third parties. CNH North America sponsors certain marketing programs that allow us to offer financing to customers at competitive or advantageous interest rates or other terms (such as longer contract terms, longer warranty terms or parts and service incentives). Under these programs, including our low-rate financing programs or interest waiver programs, we are compensated by CNH North America for some or all of the cost of such terms. This support from CNH North America provides a material competitive advantage in offering financing to customers of CNH North America’s products.

We compete primarily with banks, equipment finance and leasing companies, and other financial institutions. Typically, this competition is based upon financial products and services offered, customer service, financial terms and interest rates charged. In addition, some of our competitors may be eligible to participate in government programs providing access to capital at more favorable rates, which may create a competitive disadvantage for CNH Capital. CNH Capital believes that its strong, long-term relationship with its dealers and end-use customers and the ease-of-use of our products provides a competitive edge over other third-party financing options. In addition, the marketing programs offered by CNH North America have a positive influence on the proportion of CNH North America’s equipment sales financed by CNH Capital.

Employees

The ability to attract, retain, and further develop qualified employees is crucial to the success of CNH Capital’s business and its ability to create value over the long-term. As of December 31, 2023, the Company had 369 employees, none of which were represented by unions.

Item 1A.  Risk Factors

CNH Capital is an indirect wholly-owned subsidiary of CNHI. The results of operations of the Company are primarily affected by its relationships with CNH North America.

The following risks should be considered in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 18, including the risks and uncertainties described in the Cautionary Note on Forward-Looking Statements and notes to the consolidated financial statements. The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are material to our business. These risks may affect our operating results and, individually or in the aggregate, could cause our actual results to differ materially from past and projected future results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You should, however, consult any subsequent disclosures we make from time to time in materials filed with the United States Securities and Exchange Commission (“SEC”).

Risks Related to Our Indebtedness and Liquidity

Credit rating changes could affect our access to funding and our cost of funds, which could in turn adversely affect our financial condition and results of operations.

Our ability to access the capital markets or other forms of financing and our funding costs are highly dependent on, among other things, our credit ratings and those of CNHI and our ABS transactions. Rating agencies may review and revise their ratings from time to time, and any downgrade or other negative action with respect to our credit ratings by one or more rating agencies may increase our funding costs, potentially limit our access to sources of financing and have a material adverse effect on our financial condition and results of operations. A lack of funding could result in our inability to meet customer demand for equipment financing, while increased funding costs could lead to deteriorating margins, decreased profits and could result in higher customer interest rates and lower customer demand, which in turn may adversely affect our financial condition and results of operations.

We have significant outstanding indebtedness, which may limit our ability to obtain additional funding and may limit our financial and operating flexibility.

As of December 31, 2023, we had an aggregate of $13.5 billion of consolidated indebtedness and our equity was $1.6 billion. The extent of our indebtedness could have important consequences on our operations and financial results, including:

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

Although we do not believe any of these covenants materially restrict our operations currently, a breach of one or more of the covenants could result in adverse consequences that could negatively impact our businesses, results of operations and financial condition. These consequences may include the acceleration of amounts outstanding under certain of our credit facilities, triggering an obligation to redeem certain debt securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the facilities or to enter into new facilities or the lowering or modification of CNHI’s or our credit ratings. We cannot assure you that we will continue to comply with each restrictive covenant at all times, particularly if we were to encounter challenging and volatile market conditions. For further information, see Note 8: Credit Facilities and Debt to the consolidated financial statements for the year ended December 31, 2023.

Risks Related to Our Business, Strategy and Operations

Reduced demand for agricultural and construction equipment would reduce the opportunities for us to finance equipment.

Our business is largely dependent upon the demand for CNH North America’s products and its customers’ willingness to enter into financing or leasing arrangements to acquire or use those products. A significant and prolonged decrease in demand for CNH North America’s products could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our primary business is to provide retail and wholesale financing for the purchase or lease of CNH North America products. The demand for CNH North America’s products and our financing products and services is influenced by a number of factors such as:

●	the general economic conditions and outlook, such as market volatility and changing interest rates;
●	the price of agricultural commodities and the ability to competitively export agricultural commodities;
●	the cost of farm inputs, including the value of land, fertilizers, fuel, labor and other inputs;
●	the profitability of agricultural enterprises, farmers’ income and their capitalization;
●	the demand for food products;
●	the availability of stocks and yields from previous harvests;
●	agricultural policies, including aid and subsidies to agricultural enterprises provided by governments and/or supranational organizations, policies impacting commodity prices or limiting the export or import of commodities, and alternative fuel mandates;
●	change in trade agreements or trade terms, negotiation of new trade agreements and the imposition of new tariffs against certain countries or covering certain products or raw materials;
●	change in or uncertainty surrounding global trade policies;
●	droughts, floods and other unfavorable climatic conditions, especially during the spring, a particularly important period for generating CNH North America’s sales orders;
●	public infrastructure spending;
●	new residential and non-residential construction;
●	capital spending in oil and gas and, to a lesser extent, in mining;
●	changes in global market conditions, including interest rates.

In the equipment industry, changes in demand can occur suddenly, resulting in imbalances in inventories, product capacity, and prices for new and used equipment. If fewer pieces of equipment are sold, CNH Capital will be presented with fewer opportunities to finance equipment.

We are subject to interest rate risks, and changes in interest rates could reduce demand for CNH North America equipment, adversely affect our interest margins, and limit access to capital markets while increasing borrowing costs.

Changing interest rates could have a dampening effect on overall economic activity as well as on the financial health of our customers, either of which could negatively affect customer demand for CNH North America’s products and our services as well as customers’ ability to repay their financing obligations to us. In addition, credit market dislocations could have an impact on funding costs, making it more difficult for us to offer customers competitive financing. While we aim to limit the exposure of our net financial assets to changes in prevailing interest rates, interest rate volatility could have an adverse effect on our net interest rate margin, i.e., the difference between the yield we earn on assets and the interest rates we pay. Actions by credit rating agencies, such as downgrades or negative changes to ratings outlooks, can affect the availability and cost of funding for the Company and can increase the Company’s cost of capital and hurt its competitive position.

Change in support from CNH North America could reduce our ability to offer competitively priced financing, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

CNH North America  subsidizes certain of our promotional financing programs that allow us to offer lower rate financing to customers and other advantageous financing terms (such as longer repayment and warranty periods, and special parts and service incentives). This support from CNH North America provides us with a material competitive advantage in offering financing  for the purchase or lease of CNH North America’s products. Any elimination or reduction of these subsidies could negatively impact our ability to offer competitive financing options to customers, reduce customer demand for our financing products and services, and have a material adverse effect on our business, financial condition, results of operations and cash flows. For the years ended December 31, 2023, 2022 and 2021, we recognized revenues from CNH North America for marketing programs of $427.2 million, $266.5 million and $296.5 million, respectively, representing 40%, 34% and 38% of our total revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

CNH North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2023, 2022 and 2021, we incurred fees charged by our affiliates of $53.8 million, $50.9 million and $47.4 million, respectively, representing 21%, 20% and 16%, respectively, of our total administrative and operating expenses.

An increase in customer credit risk may result in higher delinquencies and defaults, and deterioration in collateral valuation may reduce our collateral recoveries, which could increase losses on our receivables and operating leases and adversely affect our financial condition and results of operations.

Fundamental to any organization that extends credit is the credit risk associated with its customers. The creditworthiness of each customer, the rates of delinquency and default, repossessions and net losses are impacted by many factors, including:

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

When a customer defaults on a receivable and we repossess collateral securing the repayment of the receivable, our ability to recover or mitigate losses by selling the collateral is subject to the current market value of such collateral. Those values are affected by levels of new and used inventory of agricultural and construction equipment on the market. They are also dependent upon the strength or weakness of market demand for new and used agricultural and construction equipment, which is affected by the strength of the general economy. In addition, repossessed collateral may be in poor condition, reducing its value. Finally, relative pricing of used equipment, compared with new equipment, can affect levels of market demand and the resale of repossessed equipment. All of the foregoing could increase losses on receivables and operating leases, adversely affecting our financial condition and results of operations.

Changes in interest rates, exchange rates and market liquidity could have a material adverse effect on our earnings and cash flows.

Because a significant number of our receivables are generated at fixed interest rates, our financial performance may be impacted by fluctuations in interest rates. Although we seek to match fund the majority of our assets, with approximately 61% of our receivables and approximately 68% of our funding at a fixed rate, respectively, as of December 31, 2023, changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow.

We are subject to currency exchange risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, the reporting currency for the consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in other currencies. Those assets, liabilities, expenses and revenues are translated into U.S. dollars at the applicable exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items reflected in the consolidated financial statements, even if their value remains unchanged in the original currency. Changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our financial condition and results of operations.

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

Our models could fail to properly anticipate and manage risk.

We use models to forecast future losses, revenues and expenses, for capital planning purposes, and to manage a variety of financial and operational risks. These models are subject to inherent limitations due to imperfect assumptions, uncertainty regarding outcomes, and unaccounted for and emerging risks. The models we employ may not be sufficiently predictive of future results due to limited historical patterns, unanticipated market changes and customer behavior. They may be negatively impacted by human error and may not be effective if we fail to review them for flaws, test them for predictive accuracy and recalibrate them from time to time as appropriate. Notwithstanding the steps we take to develop and maintain predictive models, our models could fail to properly anticipate and help us manage risk and could result in operational and financial harm to us.

Changes in government monetary or fiscal policies may negatively impact our results.

Governments have implemented measures designed to slow inflationary pressure (e.g., higher interest rates, reduced financial asset purchases). Changing interest rates could have a dampening effect on the overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect demand for our products and our customers’ ability to repay obligations to us. Central banks and other policy arms of many countries may take actions to vary the amount of liquidity and credit available in an economy. The impact from a change in liquidity and credit policies could negatively affect the customers and markets we serve, which could adversely impact our business, financial condition and results of operations. Government initiatives that are intended to stimulate or reduce demand for products sold by CNH North America, such as changes in tax treatment or purchase incentives for new equipment, can significantly influence the timing and level of our revenues. The terms, size and duration of such government actions are unpredictable and outside of our control. Any adverse change in government policy relating to those initiatives could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations are subject to extensive, complex and frequently changing rules, regulations and legal interpretations from various governmental authorities, which among other things:

●	regulate credit granting and servicing activities, including establishing licensing requirements;
●	require periodic reporting of financing and servicing activity to regulators;
●	establish maximum interest rates, finance and other charges;
●	regulate customers’ insurance coverage;
●	require disclosures to, and the collection of certain information from, customers;
●	set collection, foreclosure, repossession and claims handling procedures and other trade practices;
●	prohibit discrimination in the extension of credit and administration of receivables; and
●	regulate the use, handling and reporting of information related to applicants and customers.

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

Our operations are highly regulated by governmental authorities which can impose significant additional costs and/or restrictions on our business. For example, the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), including its regulations, as well as other efforts at regulatory reform in financial services, may substantially affect our origination, servicing and securitization programs as well as limit the ability of our customers to enter into hedging transactions or finance purchases of CNH North America equipment. The Dodd-Frank Act includes extensive provisions regulating these securities and related capital market activities by the SEC and increased the regulation of the ABS markets through, among other things, a mandated risk retention requirement for securitizers and a direction to regulate credit rating agencies. Future regulations may affect our ability to engage in these capital market activities or increase the effective cost of such transactions, which could adversely affect our financial condition, results of operations and cash flows.

Our operations are subject to risks associated with our use of third-party service providers.

We rely on third-party service providers for a variety of services and systems that we use in connection with our core origination and servicing operations. Our reliance exposes us to risks, as those third parties could fail to perform financially, contractually or otherwise in accordance with our expectations. Such failure could result in events that have a material adverse impact on our business, such as disruption or interruption of operational activities and poor performance negatively affecting our customer and dealer relationships, as well as potential liability to our customers and dealers for legal and regulatory violations committed by those third parties while providing services to us or on our behalf.

Our business may be affected by climate change, unfavorable weather conditions or other calamities.

Poor, severe or unusual weather conditions caused by climate change or other factors, particularly during the planting and early growing season, can significantly affect the purchasing decisions of CNH North America’s agricultural equipment customers. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting crops or may cause growing crops to die, resulting in lower yields. Excessive rain or flooding can also prevent planting or harvesting from occurring at optimal times and may cause crop loss through increased disease or mold growth. Temperature affects the rate of growth, crop maturity, crop quality and yield.

Temperatures outside normal ranges can cause crop failure or decreased yields and may also affect disease incidence. Natural disasters such as floods, hurricanes, storms, droughts, diseases and pests can have a negative impact on agricultural production. The resulting negative impact on farm income can strongly affect demand for CNH North America’s agricultural equipment in any given period.

In addition, natural disasters, pandemic illness, acts of terrorism or violence, acts of war, equipment failures, power outages, disruptions to our information technology systems and networks or other unexpected events could result in physical damage to and complete or partial closure of one or more of CNH’s manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of parts or component products, and disruption and delay in the transport of CNH North America’s products to dealers and customers. If such events occur, our financial results might be negatively impacted. Our existing insurance and risk management arrangements may not protect against all costs that may arise from such events.

Furthermore, the potentially long-term physical impacts of climate change on CNH North America’s facilities, suppliers and customers, and therefore on its operations, are highly uncertain and will be driven by the circumstances developing in various geographical regions. These may include long-term changes in temperature and water availability. These potential physical effects may adversely impact the demand for CNH North America’s products and the cost, production, sales and financial performance of its operations and as a result could adversely affect our financial condition, results of operations and cash flows.

Regulators in the U.S. have also focused efforts on requiring and promoting enhanced disclosure related to sustainability.  We may face liabilities in connection with our efforts to comply with these disclosure requirements as well as expectations by our stakeholders of enhanced disclosures regarding our climate change initiatives.

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

Changing worldwide demand for farm outputs to meet the world’s growing food and alternative energy demands, driven by a growing world population and government policies, including those related to climate change, are likely to result in fluctuating agricultural commodity prices, which affect sales of agricultural equipment. While higher commodity prices will benefit our crop producing agricultural equipment customers, higher commodity prices also result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. Lower commodity prices directly affect farm income, which could negatively affect sales of agricultural equipment. Moreover, changing alternative energy demands may cause farmers to change the types or quantities of the crops they grow, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for CNH North America equipment and result in higher research and development costs related to equipment fuel standards.

Competitive activity or failure by us to respond to actions by our competitors could adversely affect our results of operations, in particular due to a cost of funds disparity between us and some of our competitors.

We operate in a highly competitive environment, with financing for owners or operators of CNH North America equipment available through a variety of sources, such as banks, finance companies and other financial institutions, including government sponsored entities. Some of our competitors enjoy certain regulatory, government support or credit rating advantages over CNH Capital today, which may, among other things, enable them to access capital on more favorable terms. Such cost of funds disparities between us and some of our competitors, or regulatory, government support or credit rating changes that enhance the competitive position of our competitors, could result in our inability to effectively compete.

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

Our ability to execute our strategy depends upon our ability to attract, develop and retain qualified personnel.

Our ability to compete successfully, to manage our business effectively, to expand our business and to execute our strategic direction depends, in part, on our ability to attract, motivate and retain qualified personnel in key functions and markets, with the requisite education, skills, background, talents and industry experience. Failure to attract and retain qualified personnel, whether as a result of an insufficient number of qualified applicants, or the inability to integrate and retain qualified personnel, could impair our ability to execute our business strategy and meet our business objectives. These may be affected by the loss of employees, particularly when departures involve larger numbers of employees. Higher rates of employee separations may adversely affect us through decreased employee morale, the loss of knowledge of departing employees, and the devotion of resources to recruiting and onboarding new employees.

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

As of December 31, 2023, our total operating lease residual values were $1.0 billion.

Our results of operations may be adversely impacted by various types of claims, lawsuits, and other contingent obligations.

We are involved in various lawsuits and other legal proceedings that arise in the ordinary course of our business. The industries in which we and CNH North America operate are also periodically reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims. The ultimate outcome of these legal matters pending against us is uncertain, and although such legal matters are not expected individually to have a material adverse effect on our financial position or profitability, such legal matters could, in the aggregate, in the event of unfavorable resolutions thereof, have a material adverse effect on our results of operations and financial condition. Furthermore, we could in the future become subject to judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations in any particular period. In addition, while we maintain insurance coverage with respect to certain risks, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against claims under such policies.

Our affiliates may cease to provide us with financing support.

During previous capital markets crises, which had a material adverse effect on the ABS markets, we relied more heavily upon financing provided by CNH and its predecessors. In the event of a severe downturn in the ABS markets, we would need to look to alternative funding sources, including CNH, though CNH would have no obligation to provide such financing (other than the obligations assumed by CNHI under the support agreement, dated November 4, 2011). To the extent CNH does not provide such financing to us when needed, we could suffer from a lack of funding and/or incur increased funding costs if funding is obtained through less favorable sources.

Our participation in cash management pools exposes us to CNH credit risk, which, in the event of a bankruptcy or insolvency of certain CNH entities, could render us unable to recover our deposits, materially and adversely affecting our financial condition and results of operations.

We participate in a group-wide cash management system with other companies within CNH, including CNH America and CNH Canada. Our positive cash deposits with CNH, if any, are either invested by CNH treasury subsidiaries in highly rated, highly liquid money market instruments or bank deposits, or may be applied by CNH treasury subsidiaries to meet the financial needs of other CNH entities and vice versa. While we believe participation in such CNH treasury subsidiaries’ cash management pools provides us with financial benefits, it exposes us to CNH credit risk.

In the event of a bankruptcy or insolvency of CNHI (or any other CNH entity, including CNH America and CNH Canada, in the jurisdictions with set off agreements) or in the event of a bankruptcy or insolvency of the CNH entity in whose name the deposit is pooled, we may be unable to secure the return of such funds to the extent they belong to us, and we may be viewed as a creditor of such CNH entity with respect to such deposits. It is possible that our claims as a creditor could be subordinated to the rights of third-party creditors in certain situations. If we are not able to recover our deposits, our financial condition and results of operations may be materially and adversely impacted.

A cybersecurity breach could interfere with our operations, compromise confidential information, negatively impact our corporate reputation and expose us to liability.

We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of our business activities. These systems include invoicing and collection of payments from CNH North America’s dealers and from our customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information and the proprietary information of our customers and CNH North America’s dealers, as well as personally identifiable information of those dealers, customers and our employees, in data centers and on information technology networks. Operating these information technology systems and networks in a secure manner, and processing and maintaining this data in a secure manner, are critical to our business operations and strategy. Increased information technology security threats (e.g. worms, viruses, malware, phishing attacks, ransomware, and other malicious threats) and more sophisticated computer crime, including through the use of artificial intelligence and machine learning, pose a significant risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data.

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

The regulatory framework for privacy and data security issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect personal information and other data as part of our business operations. This data is subject to a variety of U.S. and foreign laws and regulations. New privacy laws will continue to come into effect around the world. We may be required to incur significant costs to comply with these and other privacy and data security laws, rules and regulations. Any inability to adequately address privacy and security concerns or comply with applicable privacy and data security laws, rules and regulations could have an adverse effect on our business prospects, results of operations and/or financial position.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations and investors may lose confidence in the accuracy and completeness of our financial reports.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2023, as previously reported, we identified a material weakness in our internal control over financial reporting, which persisted as of December 31, 2023. The material weakness relates to the design and implementation of information technology (“IT”), general controls in the areas of user access limits and segregation of duties related to our enterprise resource planning (“ERP”) application.

In addition, as of December 31, 2023, we determined that we have an additional material weakness in our internal control over financial reporting. This material weakness relates to the design and implementation of general controls over classification in our Statement of Cash Flows of changes in certain intercompany and operating lease receivables from our investing activities, and of bond discounts and debt issuance costs from our debt financing activities.

These material weaknesses have not resulted in the need to revise any of our previously published financial results. We are in the process of taking steps intended to remediate the material weaknesses.

With respect to the IT-related material weakness, our efforts have included enhancing our IT general controls framework that addresses risks associated with user access and security, application change management and IT operations. We are implementing enhanced compensating controls and providing focused training for control owners to help sustain effective control operations and comprehensive remediation efforts relating to segregation of duties to strengthen user access controls and security.

With respect to the material weakness relating to the classification of items within our Statement of Cash Flows, our management plans to enhance the Company’s controls and review activity to assess and validate the classification of items in the operating, investing or financing sections within our Statement of Cash Flows. The Company’s remediation plan is expected to include the following actions: (i) reviewing and enhancing the Company’s organizational structure including technical training and supervision of individuals responsible for the preparation and review of the Statement of Cash Flows; and (ii) engaging with third-party resources to assist with the enhancement and formalization of roles and review responsibilities related to the technical review process for the Statement of Cash Flows.

While we believe these efforts have improved, and will continue to improve, our internal controls and address the underlying causes of the material weaknesses, the material weaknesses will not be remediated until our remediation plans have been fully implemented and we have concluded that the improvements added to our current control environment are operating effectively for a sufficient period of time. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting.

If we fail to effectively remediate the material weaknesses in our internal control over financial reporting, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may be unable to accurately or timely report our financial condition or results of operations. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports and we may face restricted access to the capital markets.

Item 1B.  Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We assess, identify and manage risks from cybersecurity threats through CNH’s Information Technology Security and Compliance organization (“Cybersecurity Program”), which is part of CNH’s larger enterprise risk management framework. The Cybersecurity Program is currently overseen by the Audit Committee of the Board of Directors for CNH (the “CNH Audit Committee”) and is managed by CNH’s Chief Information and Digital Officer (the “CNH CIO”) and a dedicated CNH Chief Information Security Officer (the “CNH CISO”). The CNH CISO has over 10 years of experience in cybersecurity and has held numerous positions in the cybersecurity sector, including serving as a Global Director of Information Security at another global high-tech manufacturing company. The CNH CISO's organization has oversight of cybersecurity strategy, policy, standards, architecture and processes for the security of our enterprise network and, information assets. The CNH CISO’s organization monitors and manages, and works to identify and assess, cybersecurity risk through various technologies, resources, processes and policies that are updated to align with the changing threat landscape, our evolving business needs and global regulatory requirements. Our strategy includes risk assessments, risk and threat analysis, utilization of security tools, cybersecurity-related tabletop and phishing exercises designed to simulate cybersecurity incidents, and security awareness and technical security trainings.

We use a range of defenses to help protect against cybersecurity threats and to work to secure our assets, reduce detection time and improve recoverability. These include the ongoing monitoring of our systems, including with the assistance of third-party vendors, conducting exercises with employees and senior management, including our executive officers, to promote awareness and improve internal processes. In addition, to promote security awareness throughout the Company, employees with an email address received training and access to security awareness materials in 2023. Further, we are implementing a program for the assessment and monitoring of security standards and control procedures for external suppliers and vendors.

Under the Cybersecurity Program, cybersecurity matters are generally managed by a combination of functional groups that report to CNHI’s global leadership team, as appropriate, on matters such as enterprise level cybersecurity initiatives, threat intelligence and product cybersecurity risks and remediations.

CNH’s Board of Directors (the “CNH Board”) addresses our cybersecurity risk management as part of its general oversight function. The CNH Audit Committee is responsible for overseeing our key risks and controls relating to information systems, including our assessment and mitigation of material risks from cybersecurity threats. The CNH Audit Committee receives periodic reports, summaries or presentations related to cybersecurity threats, risk, mitigation and related processes from the CNH CIO and the CNH CISO. In addition, on at least an annual basis, the CNH Board receives reports, summaries or presentations from the CNH CIO and the CNH CISO related to cybersecurity threats, risk, mitigation and related processes.

The CNH CISO maintains and periodically updates a Cybersecurity Incident Response Plan which is a guide for how to respond effectively and efficiently to cybersecurity incidents in a coordinated manner in the interest of minimizing the risk of harm to our customers, operations, partners, employees and third parties, consistent with our legal obligations. As of the date of this report, we do not believe that risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, we recognize the ever-evolving cyber risk landscape and cannot provide any assurances that we will not be subject to a material cybersecurity incident in the future. For a description of risks related to our information technology systems, including cybersecurity threats, see Item 1A, “Risk Factors.”

Item 2.  Properties

Our principal executive offices are located at 5729 Washington Avenue, Racine, WI 53406. We maintain the following offices:

Primary
Location	Function	Tenant	Ownership Status
Burlington, ON	Office	CNH Capital Canada	Leased
New Holland, PA	Office	New Holland Credit Company	Leased from New Holland North America, Inc.
Racine, WI	Office	CNH Capital	Leased from CNH America

Item 3.  Legal Proceedings

CNH Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Capital’s financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of CNH Industrial Capital LLC’s limited liability company interests are owned by CNH America, which is indirectly wholly-owned by CNHI. There is currently no established trading market for CNH Industrial Capital LLC’s limited liability company interests. CNH Industrial Capital LLC received capital contributions of $75 million from CNH America in 2023. CNH Industrial Capital LLC paid cash dividends of $135 million and $250 million to CNH America in 2022 and 2021, respectively.

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

Overview

Organization

We offer a range of financial products and services to the customers and dealers of CNH North America. Retail financing products primarily include retail notes, finance leases, operating leases and revolving charge account financing to end-use customers. Wholesale financing consists primarily of dealer floorplan financing as well as financing to dealers for used equipment taken in trade, equipment utilized in dealer-owned rental yards, parts inventory, working capital and other financing needs.

Trends and Economic Conditions

In combination with the economic recovery factors and repercussions from geopolitical events, the global economy continues to experience volatile disruptions including to the commodity, labor and transportation markets. These disruptions have contributed to an inflationary environment which has affected, and may continue to affect, the price and availability of certain products and services necessary for CNH North America’s operations. For example, CNH North America experienced supply chain disruptions and inflationary pressures in 2022 and, while these trends improved in 2023, CNH North America continues to experience some disruptions. The reduction in supply chain disruptions contributed to improved efficiencies in its manufacturing operations, but purchasing costs remain elevated.

In addition, CNH North America continues to monitor global economic conditions and the impact of macroeconomic pressures, including repercussions from rising interest rates, fluctuating currency exchange rates, inflation and recession fears, on its business, customers and suppliers.

Our business is closely tied to the agricultural and construction equipment industries because we offer financing products for such equipment. For the year ended December 31, 2023, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $7.2 billion and $2.3 billion, respectively, representing increases of 6% and 31% from the same period in 2022, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH North America. As such, changes in the agricultural industry or with respect to our agricultural equipment customers may affect the majority of our portfolio.

As a finance company, we are subject to interest rate risks. Changing interest rates can reduce demand for CNH North America equipment, adversely affect our interest margins while increasing our borrowing costs. Most of our retail customer receivables (which, as used herein, “retail customer receivables” refers primarily to retail notes and finance leases) are fixed rate, while our revolving charge accounts and wholesale receivables are a combination of fixed and floating rate. We manage interest rate risks via a match funding program and the selective use of derivatives.

Net income was $215.1 million for the year ended December 31, 2023, compared to $219.1 million for the year ended December 31, 2022. The decrease in net income was primarily due to increased borrowing costs, higher provisions for credit losses, lower gains on used equipment sales due to decreased operating lease maturities and increased labor costs, partially offset by a higher average portfolio. The receivables balance greater than 30 days past due as a percentage of gross receivables was 0.8%, 1.0% and 0.5% at December 31, 2023, 2022 and 2021, respectively.

Macroeconomic issues for us include the uncertainty of governmental actions with respect to monetary, fiscal and legislative policies, the global economic recovery, changes in demand and pricing for used equipment, capital market disruptions, trade agreements, and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH North America’s and our results.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenues

Revenues for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022	$ Change	% Change
Interest income on retail notes and finance leases	$288,067	$216,528	$71,539	33.0%
Rental income on operating leases	237,178	248,335	(11,157)	(4.5)
Interest income on revolving charge accounts	39,568	—	39,568	—
Interest income on wholesale notes	66,015	28,659	37,356	130.3
Interest and other income from affiliates	434,257	268,267	165,990	61.9
Other income	7,568	30,046	(22,478)	(74.8)
Total revenues	$1,072,653	$791,835	$280,818	35.5%

Total revenues were $1,072.7 million for the year ended December 31, 2023 compared to $791.8 million for the year ended December 31, 2022. A higher average portfolio coupled with a higher average yield for the total portfolio drove the year-over-year increase in total revenues. The average yield for the managed portfolio was 7.9% for the year ended December 31, 2023, compared to 6.7% for the year ended December 31, 2022.

Interest income on retail notes and finance leases for the year ended December 31, 2023 was $288.1 million, representing an increase of $71.5 million from the year ended December 31, 2022. The increase was due to the favorable impacts of $57.2 million from higher interest rates and $14.3 million from higher average earning assets.

Rental income on operating leases for the year ended December 31, 2023 was $237.2 million, representing a decrease of $11.2 million from the year ended December 31, 2022. The decrease was due to the unfavorable impact of $25.5 million from lower average earning assets, offset by a $14.3 million favorable impact from higher interest rates.

Revolving charge accounts income was $39.6 million for the year ended December 31, 2023.

Interest income on wholesale notes for the year ended December 31, 2023 was $66.0 million, representing an increase of $37.4 million from the year ended December 31, 2022. The increase was due to the favorable impacts of $23.6 million from higher interest rates and $13.8 million from higher average earning assets.

Interest and other income from affiliates for the year ended December 31, 2023 was $434.3 million, representing an increase of $166.0 million from the year ended December 31, 2022. Compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers was $140.2 million and $123.9 million for the years ended December 31, 2023 and 2022, respectively. The increase was primarily due to the mix in pricing programs. For select operating leases, compensation from CNH North America for the difference between market rental rates and the amounts paid by customers was $40.8 million and $47.2 million for the years ended December 31, 2023 and 2022, respectively. The decrease was primarily due to lower average earning assets. For revolving charge accounts, compensation from CNH North America for low-rate financing programs and interest waiver programs offered to customers was $4.1 million for the year ended December 31, 2023. For the year ended December 31, 2023, compensation from CNH North America for wholesale marketing programs was $242.1 million compared to $95.1 million for the prior year. The increase was primarily due to higher originations combined with higher base rates.

Other income for the year ended December 31, 2023 was $7.6 million, representing a decrease of $22.5 million from the year ended December 31, 2022, which is largely attributable to the Company no longer receiving third-party commission income related to a private-label revolving charge account product.

Expenses

Expenses for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022	$ Change	% Change
Total interest expense	$534,239	$241,807	$292,432	120.9%
Fees charged by affiliates	53,804	50,858	2,946	5.8
Provision for credit losses	11,579	11,241	338	3.0
Depreciation of equipment on operating leases	178,969	201,582	(22,613)	(11.2)
Other expenses, net	17,034	(3,655)	20,689	(566.0)
Total expenses	$795,625	$501,833	$293,792	58.5%

Total interest expense was $534.2 million for the year ended December 31, 2023 compared to $241.8 million for the year ended December 31, 2022. The increase was due to the unfavorable impacts of $245.1 million from higher average interest rates and $47.3 million from higher average total debt. The average debt cost was 4.5% for the year ended December 31, 2023 compared to 2.4% for the year ended December 31, 2022.

The provision for credit losses was $11.6 million for the year ended December 31, 2023 was relatively flat compared to $11.2 million for the year ended December 31, 2022.

Depreciation of equipment on operating leases decreased by $22.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to a lower average operating lease portfolio.

Other expenses, net increased by $20.7 million for the year ended December 31, 2023 compared to the prior year, primarily due to lower gains on used equipment sales as a result of decreased operating lease maturities.

The effective tax rate for the year ended December 31, 2023 was 22.4%, compared to 24.4% for the year ended December 31, 2022.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022	$ Change	% Change
Retail customer	$4,330,215	$3,733,700	$596,515	16.0%
Revolving charge accounts	1,010,687	219,644	791,043	360.1
Wholesale	13,885,020	11,086,435	2,798,585	25.2
Equipment on operating leases	521,144	517,623	3,521	0.7
Total originations	$19,747,066	$15,557,402	$4,189,664	26.9%

The increases in originations for retail customer receivables and equipment on operating leases were primarily due to better penetration rates. Wholesale originations increased due to higher shipment volumes of CNH North America equipment. During the fourth quarter of 2022, we began offering revolving charge account financing.

Receivables and equipment on operating leases held as of December 31, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022	$ Change	% Change
Retail customer	$8,204,470	$7,275,284	$929,186	12.8%
Revolving charge accounts	205,872	207,744	(1,872)	(0.9)
Wholesale	5,160,120	3,383,804	1,776,316	52.5
Equipment on operating leases	1,378,384	1,472,973	(94,589)	(6.4)
Total receivables and equipment on operating leases	$14,948,846	$12,339,805	$2,609,041	21.1%

The total balance of retail customer receivables greater than 30 days past due as a percentage of retail customer receivables was 1.2% at both December 31, 2023 and 2022. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at December 31, 2023 or 2022. The total revolving charge account receivables balance greater than 30 days past due as a percentage of the revolving charge account receivables was 5.0% and 12.0% at December 31, 2023 and 2022, respectively.

Total retail customer receivables on nonaccrual status were $60.9 million and $53.5 million at December 31, 2023 and 2022, respectively. As of December 31, 2023, total revolving charge account receivables on nonaccrual status were immaterial and there were no revolving charge account receivables on nonaccrual status as of December 31, 2022. As of December 31, 2023 and 2022, there were no wholesale receivables on nonaccrual status.

Total receivable charge-offs and recoveries, by product, for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022
Charge-offs:
Retail customer	$17,624	$8,202
Revolving charge accounts	6,512	49
Wholesale	—	4,631
Total charge-offs	24,136	12,882
Recoveries:
Retail customer	(1,785)	(2,262)
Revolving charge accounts	(221)	—
Wholesale	(26)	(526)
Total recoveries	(2,032)	(2,788)
Charge-offs, net of recoveries:
Retail customer	15,839	5,940
Revolving charge accounts	6,291	49
Wholesale	(26)	4,105
Total charge-offs, net of recoveries	$22,104	$10,094

Our allowance for credit losses on all receivables financed totaled $114.7 million at December 31, 2023 and $125.0 million at December 31, 2022.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of December 31, 2023.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Comparisons for the year ended December 31, 2022 to the year ended December 31, 2021 are discussed in Item 7 of the Company’s 2022 annual report filed with the SEC on February 28, 2023.

Liquidity and Capital Resources

The following discussion of liquidity and capital resources principally focuses on our statements of cash flows, balance sheets and capitalization. CNH Capital’s current funding strategy is to maintain sufficient liquidity and flexible access to a wide variety of financial instruments and funding options.

In the past, securitization has been one of our most economical sources of funding and, therefore, the majority of our originated receivables are securitized, with the cash generated from such receivables utilized to repay the related debt or purchase new receivables.

In addition, we have secured and unsecured facilities, a repurchase agreement, commercial paper, unsecured bonds, affiliate borrowings and cash to fund our liquidity needs.

Cash Flows

For the years ended December 31, 2023 and 2022, our cash flows were as follows (dollars in thousands):

	2023	2022
Cash flows from (used in):
Operating activities	$193,035	$695,366
Investing activities	(2,761,004)	(1,926,919)
Financing activities	2,657,317	911,473
Net cash decrease	$89,348	$(320,080)

The decrease in net cash from operating activities for the year ended December 31, 2023 compared to the same period in 2022 was primarily due to changes in components of working capital. The increase in net cash used for investing activities for the year ended December 31, 2023 was primarily due to increases in net expenditures of $735.4 million for receivables and $92.8 million for equipment on operating leases. Net cash used for investing activities was funded through increased external borrowings of $2,101.0 million, capital contributions from CNH America of $75.0 million and lower dividends paid of $135.0 million, partially offset by an increase in net cash paid on affiliated debt of $565.2 million.

Securitization

CNH Capital and its predecessor entities have been securitizing receivables since 1992. This market is a cost-effective financing source and allows access to a wide investor base. CNH Capital had approximately $5.0 billion of public and private asset-backed securities outstanding in the U.S. and Canada as of December 31, 2023. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.3 billion at December 31, 2023, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At December 31, 2023, approximately $0.4 million of funding was available for use under these facilities.

Repurchase Agreement

On September 26, 2023, the Company entered into a Global Master Repurchase Agreement which expires in September 2024. At December 31, 2023, the Company had C$299.9 million ($226.3 million) outstanding under the repurchase agreement, with an obligation to repurchase the underlying receivables in 30 days. Our repurchase agreements are treated as financing arrangements for accounting purposes.

Unsecured Facilities and Debt

Committed and uncommitted unsecured facilities with banks as of December 31, 2023, totaled $815.8 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of December 31, 2023, we had $415.8 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. Our outstanding commercial paper totaled $347.9 million as of December 31, 2023.

As of December 31, 2023, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the ‘‘U.S. Senior Notes’’): (1)
4.200% notes, due 2024	$500,000
3.950% notes, due 2025	500,000
5.450% notes, due 2025	400,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
4.550% notes, due 2028	600,000
5.500% notes, due 2029	500,000
Hedging, discounts and unamortized issuance costs	(35,937)
3,564,063
Issued by CNH Industrial Capital Canada Ltd. (the ‘‘Canadian Senior Notes’’): (2)
1.500% notes, due 2024	226,404
5.500% notes, due 2026	301,871
Discounts and unamortized issuance costs	(2,338)
525,937
Total	$4,090,000
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Capital America and New Holland Credit.

On April 10, 2023, CNH Industrial Capital LLC completed an offering of $600 million in aggregate principal amount of 4.550% unsecured notes due 2028, with an issue price of 98.857%.

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

On November 30, 2023, Standard & Poor's ("S&P") Global Ratings raised its long-term issuer credit rating on CNH Industrial Capital LLC and CNH Capital Canada to ‘BBB+’ from ‘BBB’. S&P Global Ratings also affirmed the 'A-2' short-term issuer credit rating. Additionally, S&P Global Ratings raised the issue-level ratings on CNH Industrial Capital LLC's senior unsecured debt, to 'BBB+' from 'BBB'. The outlook is stable. Our credit ratings from both Fitch Ratings and Moody’s Investor Services remained unchanged with stable outlooks.

Our current credit ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB+	A-2	Stable
Fitch Ratings	BBB+	F2	Stable
Moody's Investors Service	Baa2	-	Stable

Affiliate Sources

CNH Capital borrows, as needed, from CNH. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $132.5 million and $341.5 million as of December 31, 2023 and 2022, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at December 31, 2023 and 2022 was $1.6 billion and $1.3 billion, respectively. During 2023, CNH Industrial Capital LLC received cash capital contributions of $75.0 million from CNH America.

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

Debt

Our consolidated debt as of December 31, 2023 and 2022 is set forth in the table below (dollars in thousands):

	2023	2022
Short-term debt (including current maturities of long-term debt)	$5,519,792	$4,096,426
Long-term debt	7,859,629	6,387,135
Total third-party debt	13,379,421	10,483,561
Affiliated debt	132,492	341,531
Total debt	$13,511,913	$10,825,092

Cash and Restricted Cash and Cash Equivalents

The following table shows cash and restricted cash and cash equivalents as of December 31, 2023 and 2022 (dollars in thousands):

	2023	2022
Cash and cash equivalents	$390,110	$262,244
Restricted cash	407,817	446,335
Total cash	$797,927	$708,579

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

Off-Balance Sheet Arrangements

For additional information, see “Note 13: Commitments and Contingencies” to our consolidated financial statements for the year ended December 31, 2023.

Contractual Obligations

The following table sets forth the aggregate amounts of our contractual obligations and commitments as of December 31, 2023 with definitive payment terms that will require significant cash outlays in the future (dollars in thousands).

	Payments Due by Period
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years
Short-term and long-term debt (1)	$13,379,421	$5,519,792	$5,403,251	$1,888,677	$567,701
Affiliated debt	132,492	132,492	—	—	—
Interest on fixed rate debt	1,416,576	370,644	646,654	371,778	27,500
Interest on floating rate debt (2)	1,155,458	254,359	486,239	408,899	5,961
Operating leases (3)	9,290	1,858	5,574	1,858	—
Total contractual obligations	$16,093,237	$6,279,145	$6,541,718	$2,671,212	$601,162
(1)Short-term debt shown as less than one year includes current maturities of long-term debt of $2,918,273.
(2)The interest funding requirements are based on the year-end 2023 interest rates.
(3)Minimum rental commitments.

See “Liquidity and Capital Resources - Debt” for information relating to our consolidated debt as of December 31, 2023.

Guarantor Statements

CNH Capital America and New Holland Credit, which are 100%-owned subsidiaries of CNH Industrial Capital LLC, guarantee the U.S. Senior Notes (the “U.S. Notes Guarantees”). CNH Industrial Capital LLC, CNH Capital America and New Holland Credit (the “Guarantor Entities”) guarantee the Canadian Senior Notes (the “Canadian Notes Guarantees” and, together with the U.S. Notes Guarantees, the “Guarantees”). The Guarantees are full, unconditional, and joint and several.

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

For the years ended December 31, 2023 and 2022, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	2023	2022
Revenues	$638,908	$462,893
Interest expense	418,980	170,955
Administrative and operating expenses	197,393	202,652
Income tax provision (benefit)	6,042	22,424
Net income	$16,493	$66,862

For the U.S. Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022
Interest and other income from affiliates	$63,762	$37,355
Interest expense to affiliates	199,923	82,993

As of December 31, 2023 and 2022, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	2023	2022
Cash	$268,448	$235,428
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $33,308 and $36,093	3,247,283	2,198,816
Equipment on operating leases, net	924,835	1,055,313
Short-term debt, including current maturities of long-term debt	1,091,813	975,566
Accounts payable and other accrued liabilities	660,587	784,491
Long-term debt	3,398,119	2,456,038

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of December 31, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022
Affiliated accounts and notes receivable	$3,223,627	$2,689,403
Accounts payable and other accrued liabilities	3,706,424	3,254,572

For the years ended December 31, 2023 and 2022, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	2023	2022
Revenues	$851,475	$629,474
Interest expense	509,590	218,534
Administrative and operating expenses	263,048	266,809
Income tax provision	17,286	36,183
Net income	$61,551	$107,948

For the Canadian Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022
Interest and other income from affiliates	$62,162	$35,028
Interest expense to affiliates	199,923	84,494

As of December 31, 2023 and 2022, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	2023	2022
Cash	$319,921	$260,907
Restricted cash and cash equivalents	70,949	88,589
Receivables, less allowance for credit losses of $44,954 and $51,237	5,671,733	4,291,809
Equipment on operating leases, net	1,378,384	1,472,973
Short-term debt, including current maturities of long-term debt	2,393,553	1,561,788
Accounts payable and other accrued liabilities	800,693	877,678
Long-term debt	4,473,453	3,477,671

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of December 31, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022
Affiliated accounts and notes receivable	$3,183,986	$2,576,713
Accounts payable and other accrued liabilities	3,729,866	3,276,544

Other Data

	As of or for the
	Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Gross receivables	$13,570,462	$10,866,832	$9,067,252
Equipment on operating leases, net	1,378,384	1,472,973	1,707,531
Total portfolio	$14,948,846	$12,339,805	$10,774,783
Delinquency (1)	0.81%	1.02%	0.48%
Average gross receivables balance	$11,953,923	$9,728,967	$8,970,948
Net credit loss (2)	0.18%	0.10%	0.14%
Profitability:
Average receivable yields (3)	6.54%	4.79%	4.72%
Average debt cost	4.48%	2.43%	2.00%
Return on average portfolio (4)	1.61%	1.94%	2.14%
Asset Quality:
Allowance for credit losses / gross receivables	0.85%	1.15%	1.28%
(1)	Delinquency is reported on gross receivables greater than 30 days past due, expressed as a percentage of the gross receivables as of the end of the respective period.
(2)	Net credit losses on the receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average balance of gross receivables.
(3)	Yield on retail notes, finance leases, revolving charge accounts and wholesale receivables.
(4)	Net income for the period expressed as a percentage of the average portfolio.

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

Allowance for Credit Losses

The allowance for credit losses is our estimate of the lifetime expected credit losses inherent in the receivables owned by us. Retail customer receivables primarily include retail notes and finance leases to end-use customers. Revolving charge accounts represent financing for customers to purchase parts, service, rentals, implements and attachments from CNH North America dealers. Wholesale receivables include dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Typically, our receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk.

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

Charge-offs of principal amounts of retail customer receivables and wholesale receivables outstanding are deducted from the allowance at the point when it is estimated that amounts due are deemed uncollectible. When delinquency reaches 120 days, revolving charge accounts are generally deemed to be uncollectible and charged off to the allowance for credit losses.

The total allowance for credit losses at December 31, 2023 and 2022 was $114.7 million and $125.0 million, respectively. Management’s ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the customer’s ability to repay, estimated value of underlying collateral and current and future economic conditions.

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

Total operating lease residual values at December 31, 2023 and 2022 were $1.0 billion and $1.1 billion, respectively.

Estimates used in determining end-of-lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future values for this equipment were to decrease 10% from our present estimates, the total impact would be to increase our depreciation expense on equipment on operating leases by approximately $104.1 million. This amount would be charged to depreciation expense during the remaining lease terms such that the net amount of equipment on operating leases at the end of the lease terms would be equal to the revised residual values. Initial lease terms generally range from two to five years.

Cautionary Note on Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934.All statements other than statements of historical fact contained in this filing, including competitive strengths; business strategy; future financial position or operating results; budgets; projections with respect to revenue, income, capital expenditures, dividends, liquidity, capital structure or other financial items; costs; and plans and objectives of management regarding operations, products and services, are forward-looking statements. Forward-looking statements also include statements regarding the future performance of CNH and its subsidiaries on a stand-alone basis. These statements may include terminology such as “may,” “will,” “expect,” “could,” “should,” “intend,” “estimate,” “anticipate,” “believe,” “outlook,” “continue,” “remain,” “on track,” “design,” “target,” “objective,” “goal,” “forecast,” “projection,” “prospects,” “plan,” or similar terminology. Forward-looking statements are not guarantees of future performance. Rather, they are based on current views and assumptions and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize (or they occur with a degree of severity that the Company is unable to predict) or other assumptions underlying any of the forward-looking statements prove to be incorrect, including any assumptions regarding strategic plans, the actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of CNH’s markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; volatility in international trade caused by the imposition of tariffs, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which CNH North America competes; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of CNH’s products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; price pressure on new and used equipment; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and its CNH North America dealers; security breaches with respect to CNH’s products; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics (such as the COVID-19 pandemic) and terrorist attacks; the remediation of the material weaknesses; our ability to realize the anticipated benefits from our business initiatives as part of CNHI’s strategic plan including targeted restructuring actions to optimize CNHI’s cost structure and improve the efficiency of its operations; CNHI’s failure to realize, or a delay in realizing, all of the anticipated benefits of its acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our and CNHI’s success in managing the risks involved in the foregoing.

Forward-looking statements are based upon assumptions relating to the factors described in this filing, which are sometimes based upon estimates and data received from third parties. Such estimates and data are often revised. Actual results may differ materially from the forward-looking statements as a result of a number of risks and uncertainties, many of which are outside of our control. CNH Capital expressly disclaims any intention or obligation to provide, update or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions or circumstances on which these forward-looking statements are based.

Further information concerning CNH Capital, including factors that potentially could materially affect CNH Capital’s financial results, is included in CNH Capital’s reports and filings with the SEC.

All future written and oral forward-looking statements by CNH Capital or persons acting on behalf of CNH Capital are expressly qualified in their entirety by the cautionary statements contained herein or referred to above.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, primarily changes in interest rates. We monitor our exposure to these risks, and manage the underlying economic exposures on transactions using financial instruments such as forward contracts, interest rate swaps, interest rate caps and forward starting swaps. We do not hold or issue derivatives or other financial instruments for speculative purposes or to hedge translation risks. See “Note 10: Financial Instruments” in the notes to our consolidated financial statements for the year ended December 31, 2023, for a description of our risk management strategy and the methods and assumptions used to determine the fair values of financial instruments.

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

We monitor interest rate risk to achieve a predetermined level of matching between the interest rate structure of our financial assets and liabilities. Fixed-rate financial instruments, including receivables, debt and other investments, are segregated from floating-rate instruments in evaluating the potential impact of changes in applicable interest rates. A sensitivity analysis was performed to compute the impact on fair value which would be caused by a hypothetical 10% change in the interest rates used to discount each category of financial assets and liabilities. The net impact on the fair value of the financial instruments and derivative instruments held as of December 31, 2023 and 2022, resulting from a hypothetical 10% change in interest rates, would be $6.3 million and approximately zero, respectively. For the sensitivity analysis the financial instruments are grouped according to the currency in which financial assets and liabilities are denominated and the applicable interest rate index. As a result, our interest rate risk sensitivity model may overstate the impact of interest rate fluctuations for such financial instruments, as consistently unfavorable movements of all interest rates are unlikely.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements are included in this annual report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer concluded that due to two material weaknesses in our internal control over financial reporting (better described below and respectively relating to the design and implementation of information technology (“IT”) general controls in certain areas related to our enterprise resource planning (“ERP”) application and the classification of certain items within our Statement of Cash Flows), our disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control - Integrated Framework. Based on our assessment, and the material weaknesses noted below, we believe that, as of December 31, 2023 our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2023, as previously reported, we identified a material weakness in our internal control over financial reporting, which persisted as of December 31, 2023. The material weakness relates to the design and implementation of IT general controls in the areas of user access limits and segregation of duties related to our ERP application.

In addition, as of December 31, 2023, we determined that we have an additional material weakness in our internal control over financial reporting. This material weakness relates to the design and implementation of general controls over classification in our Statement of Cash Flows of changes in certain intercompany and operating lease receivables from our investing activities, and of bond discounts and debt issuance costs from our debt financing activities.

These control deficiencies have not resulted in the need to revise any previously published financial results. However, the IT deficiency if not timely remediated, could impact maintaining effective segregation of duties and the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatements to one or more assertions, and IT controls and underlying data that support the effectiveness of IT system-generated data and reports). The classification deficiency in the Statement of Cash Flows, if not timely remediated, could impact the proper classification of certain amounts deriving from operating, investing or financing activities.

These control deficiencies could have resulted in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute material weaknesses.

Management’s Plan to Remediate the Material Weaknesses

Subsequent to the identification of the material weaknesses, we have been implementing measures and taking steps to address the underlying causes of the material weaknesses.

With respect to the IT-related material weakness, our efforts have included enhancing our IT general controls framework that addresses risks associated with user access and security, application change management and IT operations. We are implementing enhanced compensating controls and providing focused training for control owners to help sustain effective control operations and comprehensive remediation efforts relating to segregation of duties to strengthen user access controls and security.

With respect to the material weakness relating to the classification of items within our Statement of Cash Flows, our management plans to enhance the Company’s controls and review activity to assess and validate the classification of items in the operating, investing or financing sections within our Statement of Cash Flows. The Company’s remediation plan is expected to include the following actions: (i) reviewing and enhancing the Company’s organizational structure including technical training and supervision of individuals responsible for the preparation and review of the Statement of Cash Flows; and (ii) engaging with third-party resources to assist with the enhancement and formalization of roles and review responsibilities related to the technical review process for the Statement of Cash Flows.

While we believe these efforts have improved, and will continue to improve, our internal controls and address the underlying causes of the material weaknesses, the material weaknesses will not be remediated until our remediation plans have been fully implemented and tested and we have concluded that following the improvements to our internal controls, our current control environment is operating effectively for a sufficient period of time. In particular, the enhanced compensating controls and training will require time to test and assess. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

As described above, the Company is taking steps to remediate the material weaknesses noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Omitted pursuant to General Instruction I of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I of Form 10-K.

Item 14.  Principal Accounting Fees and Services

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”) were appointed to serve as our independent registered public accounting firm for the year ended December 31, 2023. Ernst & Young LLP, the member firms of Ernst & Young and their respective affiliates (collectively, the “Ernst & Young Entities”) were appointed to serve as our independent registered public accounting firm for the year ended December 31, 2022.

We incurred the following fees for professional services performed by the Deloitte Entities and the Ernst & Young Entities for the years ended December 31, 2023 and 2022, respectively:

	2023	2022
Audit fees	$1,099,400	$913,075
Audit-related fees	314,300	595,100
Total	$1,413,700	$1,508,175

“Audit Fees” are the aggregate fees billed by the Deloitte Entities in 2023 and the Ernst & Young Entities in 2023 and 2022 for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees charged by the Deloitte Entities in 2023 and the Ernst & Young Entities in 2023 and 2022 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” This category is comprised of fees for agreed-upon procedure engagements and other attestation services subject to regulatory and funding requirements. There were no fees billed for professional services in connection with tax compliance, tax advice, tax planning or other fees not included above for the years ended December 31, 2023 and 2022.

Audit Committee’s Pre-Approval Policies and Procedures

As a wholly-owned subsidiary of CNHI, audit and non-audit services provided by our independent registered public accounting firm are subject to CNHI’s Audit Committee pre-approval policies and procedures. During the year ended December 31, 2023, all audit and non-audit services provided by our independent registered public accounting firm were pre-approved in accordance with such policies and procedures.

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

Exhibit	Description
4.7

Officers’ Certificate, dated as of April 10, 2023 (including Form of 4.550% Note due 2028 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on April 10, 2023 (File No. 000-55510) and incorporated herein by reference).

4.8

Officers’ Certificate dated as of September 13, 2023 (including Form of 5.500% Note due 2029 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on September 13, 2023 (File No. 000-55510) and incorporated herein by reference).

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

22	Issuer and Guarantors of Guaranteed Securities.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certifications of President Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification required by Exchange Act Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File is formatted in Inline XBRL and included in Exhibits 101

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

CNH INDUSTRIAL CAPITAL LLC

Date: March 15, 2024	/s/ Douglas MacLeod
Douglas MacLeod, Chairman and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas MacLeod	Chairman and President	March 15, 2024
Douglas MacLeod	(Principal Executive Officer)

/s/ DANIEL WILLEMS VAN DIJK	Chief Financial Officer and Assistant Treasurer	March 15, 2024
Daniel Willems Van Dijk	(Principal Financial Officer)

/s/ Leandro Lecheta	Director	March 15, 2024
Leandro Lecheta

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of CNH Industrial Capital LLC

Opinion on the Financial Statements

We have audited the consolidated balance sheet of CNH Industrial Capital LLC (the "Company") as of December 31, 2023, the related consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company estimates lifetime expected credit losses on receivables to determine the allowance for credit losses (ACL). Receivables that share the same risk characteristics are reviewed on a collective basis, and management calculates the ACL based on loss forecast models that consider a variety of factors such as historical loss experience, collateral value, portfolio balance and delinquency. Management then applies forward-looking macroeconomic forecasts and qualitative factors that are not fully captured in the ACL model calculation. For loans that do not share similar risk characteristics, management measures the ACL on an individual receivable basis by considering the probability-weighted present value of all cash shortfalls (including the value of the collateral, if appropriate) over the expected life of each financial asset. The Company has identified two separate portfolios, retail and wholesale, in the determination of the ACL.

We identified the ACL estimated for the Company’s retail receivables portfolio, reviewed on a collective basis, as a critical audit matter due to the degree of management judgment involved in applying macroeconomic forecasts and qualitative factors to the loss forecast models. Given the subjective nature and judgment applied by management to determine the macroeconomic forecasts and qualitative factors, auditing the macroeconomic forecasts and qualitative factors requires a high degree of auditor judgment and an increased extent of effort, including the need to involve credit specialists.

How the Critical Audit Matter Was Addressed In the Audit

Our audit procedures related to testing the macroeconomic forecasts and qualitative factors used in determining the ACL for retail receivables reviewed on a collective basis included the following, among others:

●	We tested the effectiveness of management’s controls over the assessment, selection, and review of macroeconomic forecasts and qualitative factors.
●	We tested the accuracy, completeness and relevance of the inputs used in the estimate. Specifically, we compared the inputs and assumptions to internal and external sources including, among others, the economic forecasts used by the Company and other available economic forecasts for contrary or corroborative evidence.
●	We evaluated management’s basis for the factors in relation to changes in economic conditions and forecasts.
●	We evaluated management’s ability to accurately forecast credit losses by performing a retrospective analysis of the retail collective ACL estimates as compared to actual credit loss performance.
●	We involved internal credit specialists in evaluating the conceptual soundness of the model methodology, including the use of macroeconomic forecasts and qualitative factors.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL

March 15, 2024

We served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of CNH Industrial Capital LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CNH Industrial Capital LLC and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of income, comprehensive income, changes in stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

We served as the Company’s auditor from 2011 to 2023.

Milwaukee, WI

February 28, 2023

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(Dollars in thousands)

	2023	2022	2021
REVENUES
Interest income on retail notes and finance leases	$288,067	$216,528	$154,994
Rental income on operating leases	237,178	248,335	267,606
Revolving charge account income	39,568	—	—
Interest income on wholesale notes	66,015	28,659	31,011
Interest and other income from affiliates	434,257	268,267	297,579
Other income	7,568	30,046	37,994
Total revenues	1,072,653	791,835	789,184
EXPENSES
Interest expense:
Interest expense to third parties	500,493	232,446	192,092
Interest expense to affiliates	33,746	9,361	3,686
Total interest expense	534,239	241,807	195,778
Administrative and operating expenses:
Fees charged by affiliates	53,804	50,858	47,369
Provision (benefit) for credit losses	11,579	11,241	(7,460)
Depreciation of equipment on operating leases	178,969	201,582	239,331
Other expenses, net	17,034	(3,655)	14,016
Total administrative and operating expenses	261,386	260,026	293,256
Total expenses	795,625	501,833	489,034
INCOME BEFORE TAXES	277,028	290,002	300,150
Income tax provision	61,956	70,880	69,935
NET INCOME	$215,072	$219,122	$230,215

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(Dollars in thousands)

	2023	2022	2021
NET INCOME	$215,072	$219,122	$230,215
Other comprehensive income (loss):
Foreign currency translation adjustment	8,456	(38,636)	666
Pension liability adjustment	(757)	79	1,802
Change in derivative financial instruments	(7,174)	12,181	6,310
Total other comprehensive income (loss)	525	(26,376)	8,778
COMPREHENSIVE INCOME	$215,597	$192,746	$238,993

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

(Dollars in thousands)

	2023	2022
ASSETS
Cash	$390,110	$262,244
Restricted cash and cash equivalents	407,817	446,335
Receivables, less allowance for credit losses of $114,745 and $125,012, respectively	13,455,717	10,741,820
Affiliated accounts and notes receivable	74,667	53,509
Equipment on operating leases, net	1,378,384	1,472,973
Equipment held for sale	20,215	11,685
Goodwill	109,118	108,567
Other intangible assets, net	19,352	18,388
Other assets	108,147	63,958
TOTAL	$15,963,527	$13,179,479
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$5,519,792	$4,096,426
Accounts payable and other accrued liabilities	852,638	1,046,688
Affiliated debt	132,492	341,531
Long-term debt	7,859,629	6,387,135
Total liabilities	14,364,551	11,871,780
Commitments and contingent liabilities (Note 13)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	919,702	844,022
Accumulated other comprehensive loss	(137,308)	(137,833)
Retained earnings	816,582	601,510
Total stockholder’s equity	1,598,976	1,307,699
TOTAL	$15,963,527	$13,179,479

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF DECEMBER 31, 2023 AND 2022

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

	2023	2022
Restricted cash and cash equivalents	$407,817	$446,335
Receivables, less allowance for credit losses of $54,889 and $55,645, respectively	8,103,838	6,927,032
TOTAL	$8,511,655	$7,373,367

Short-term debt (including current maturities of long-term debt)	$3,824,385	$3,120,860
Long-term debt	4,086,419	3,599,575
TOTAL	$7,910,804	$6,720,435

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(Dollars in thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$215,072	$219,122	$230,215
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	178,977	201,590	239,339
Amortization of intangibles	2,939	2,159	1,910
Provision (benefit) for credit losses	11,579	11,241	(7,460)
Deferred income tax benefit	(65,432)	(54,452)	(10,041)
Other non-cash items	53,012	—	—
Changes in components of working capital:
Change in affiliated accounts and notes receivables	(15,143)	206,190	155,119
Change in other assets and equipment held for sale	(47,971)	39,577	14,475
Change in accounts payable and other accrued liabilities	(139,998)	69,939	154,200
Net cash from (used in) operating activities	193,035	695,366	777,757
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired (retail customer, revolving charge accounts and wholesale)	(19,225,922)	(15,039,779)	(12,527,444)
Collections of receivables (retail customer, revolving charge accounts and wholesale)	16,551,962	13,101,247	12,485,249
Cost of affiliated notes receivables acquired	(14,000)	—	—
Collections of affiliated notes receivables	8,000	—	—
Purchase of equipment on operating leases	(521,144)	(517,623)	(536,401)
Proceeds from disposal of equipment on operating leases	444,004	533,330	457,421
Purchase of property, equipment and software	(3,904)	(4,094)	(5,029)
Net cash from (used in) investing activities	(2,761,004)	(1,926,919)	(126,204)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of affiliated debt	1,763,393	855,799	259,793
Payment of affiliated debt	(1,973,415)	(500,617)	(445,003)
Proceeds from issuance of long-term debt	4,597,046	3,749,914	4,393,756
Payment of long-term debt	(3,401,638)	(3,361,007)	(3,652,327)
Change in committed asset-backed facilities, net	1,382,643	1,127	(947,775)
Change in short-term borrowings, net	214,288	301,257	111
Dividends paid to CNH Industrial America LLC	—	(135,000)	(250,000)
Proceeds from capital contribution	75,000	—	—
Net cash from (used in) financing activities	2,657,317	911,473	(641,445)
INCREASE (DECREASE) IN CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	89,348	(320,080)	10,108
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Beginning of year	708,579	1,028,659	1,018,551
End of year	$797,927	$708,579	$1,028,659
COMPONENTS OF CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Cash	$390,110	$262,244	$426,917
Restricted cash and cash equivalents	407,817	446,335	601,742
TOTAL CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	$797,927	$708,579	$1,028,659
CASH PAID DURING THE YEAR FOR INTEREST	$513,170	$227,868	$198,527
CASH PAID DURING THE YEAR FOR TAXES	$100,687	$126,120	$56,801

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(Dollars in thousands)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2021	$—	$843,234	$(120,235)	$537,173	$1,260,172
Net income	—	—	—	230,215	230,215
Dividends paid to CNH Industrial America LLC	—	—	—	(250,000)	(250,000)
Foreign currency translation adjustment	—	—	666	—	666
Stock compensation	—	235	—	—	235
Pension liability adjustment, net of tax	—	—	1,802	—	1,802
Change in derivative financial instruments, net of tax	—	—	6,310	—	6,310
BALANCE - December 31, 2021	$—	$843,469	$(111,457)	$517,388	$1,249,400
Net income	—	—	—	219,122	219,122
Dividends paid to CNH Industrial America LLC	—	—	—	(135,000)	(135,000)
Foreign currency translation adjustment	—	—	(38,636)	—	(38,636)
Stock compensation	—	553	—	—	553
Pension liability adjustment, net of tax	—	—	79	—	79
Change in derivative financial instruments, net of tax	—	—	12,181	—	12,181
BALANCE - December 31, 2022	$—	$844,022	$(137,833)	$601,510	$1,307,699
Net income	—	—	—	215,072	215,072
Foreign currency translation adjustment	—	—	8,456	—	8,456
Stock compensation	—	680	—	—	680
Pension liability adjustment, net of tax	—	—	(757)	—	(757)
Change in derivative financial instruments, net of tax	—	—	(7,174)	—	(7,174)
Capital contribution	—	75,000	—	—	75,000
BALANCE - December 31, 2023	$—	$919,702	$(137,308)	$816,582	$1,598,976

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1: NATURE OF OPERATIONS

CNH Industrial Capital LLC and its primary operating subsidiaries, including New Holland Credit Company, LLC (“New Holland Credit”), CNH Industrial Capital America LLC (“CNH Capital America”) and CNH Industrial Capital Canada Ltd. (“CNH Capital Canada”) (collectively, “CNH Capital” or the “Company”), are each a subsidiary of CNH Industrial America LLC (“CNH America”), which is an indirect wholly-owned subsidiary of CNH Industrial N.V. (“CNHI” and, together with its consolidated subsidiaries, “CNH”). CNH America and CNH Industrial Canada Ltd. (“CNH Canada”) (collectively, “CNH North America”) design, manufacture, and sell agricultural and construction equipment. CNH Capital provides financial services for CNH North America dealers and end-use customers primarily located in the United States and Canada.

CNHI is incorporated in and under the laws of The Netherlands. CNHI has its corporate seat in Amsterdam, The Netherlands, and its principal office in Basildon, Essex, England. The common shares of CNHI are listed on the New York Stock Exchange under the symbol “CNHI.”

To support CNH North America’s sales of agricultural and construction equipment products, the Company offers retail note and lease financing to end-use customers for the purchase of new and used equipment and components sold through CNH North America’s dealer network, as well as revolving charge account financing and other financial services. CNH Capital also provides wholesale financing to CNH North America dealers and distributors, all of which are independently owned and operated. Retail financing products primarily include retail notes, finance leases and operating leases to end-use customers and revolving charge account financing for customers to purchase parts, service, rentals, implements and attachments from CNH North America dealers. Wholesale financing consists primarily of dealer floorplan financing, which gives dealers the ability to maintain a representative inventory of products. In addition, the Company also finances other products, including insurance and equipment protection products underwritten through a third-party insurer. As a captive finance company, the Company is reliant on the operations of CNH North America, its dealers and end-use customers.

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

Certain prior period balances have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of December 31, 2023, 2022 and 2021.

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

A substantial portion of the Company’s interest income arises from retail sales programs offered by CNH North America on which finance charges are waived or below-market rate financing programs are offered. When the Company acquires retail notes and finance leases subject to below-market interest rates, including waived interest rate financing, the Company receives compensation from CNH North America based on the Company’s estimated costs and a targeted return on equity. This amount is initially recognized as an unearned finance charge and is recognized as interest income over the term of the retail customer receivables (which, as used herein, “retail customer receivables” refers primarily to retail notes and finance leases), and is included in “Interest and other income from affiliates” in the accompanying consolidated statements of income.

For selected wholesale receivables, CNH North America compensates the Company based on the Company’s estimated costs and a targeted return on equity. These amounts are included in “Interest and other income from affiliates” in the accompanying consolidated statements of income.

The Company is also compensated for lending funds to CNH North America. The amounts earned are included in “Interest and other income from affiliates” in the accompanying consolidated statements of income.

Income from operating leases is recognized over the term of the lease on a straight-line basis. For selected operating leases, CNH North America compensates the Company based on the Company’s estimated costs and a targeted return on equity. The amounts from CNH North America recognized as rental income on operating leases are included in “Interest and other income from affiliates.”

Foreign Currency Translation

The Company’s non-U.S. subsidiaries maintain their books and accounting records using local currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated into U.S. dollars at period-end exchange rates, and net exchange gains or losses resulting from such translation are included in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. Income and expense accounts of these non-U.S. subsidiaries are translated at the average exchange rates for the period.  Gains and losses from foreign currency transactions are included in net income in the period that they arise. Net foreign currency transaction gains and losses are reflected in “Other expenses, net” in the accompanying consolidated statements of income.

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

Allowance for Credit Losses

The allowance for credit losses is the Company’s estimate of the lifetime expected credit losses inherent in the receivables owned by the Company. Retail customer receivables primarily include retail notes and finance leases to end-use customers. Revolving charge accounts represent financing for customers to purchase parts, service, rentals, implements and attachments from CNH North America dealers. Wholesale receivables include dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Typically, the Company’s receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk.

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

Charge-offs of principal amounts of retail customer receivables and wholesale receivables outstanding are deducted from the allowance at the point when it is estimated that amounts due are deemed uncollectible. Revolving charge accounts are generally deemed to be uncollectible and charged off to the allowance for credit losses when delinquency reaches 120 days.

Equipment on Operating Leases

The Company purchases leases and equipment from CNH North America’s dealers and other independent third parties that have leased equipment to retail customers under operating leases. The Company’s investment in operating leases is based on the purchase price paid for the equipment. Income from these operating leases is recognized over the term of the lease. The equipment is depreciated on a straight-line basis over the term of the lease to the estimated residual value at lease termination. Residual values are estimated at the inception of the lease and are reviewed quarterly. Realization of the residual values is dependent on the Company’s future ability to re-market the equipment under then prevailing market conditions. Equipment model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Management believes that the estimated residual values are realizable. Expenditures for maintenance and repairs are the responsibility of the lessee.

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

Equipment returned to the Company upon termination of leases and held for subsequent sale or lease is recorded at the lower of net book value or estimated fair value of the equipment, less cost to sell, and is not depreciated. Matured operating lease inventory is reported in “Equipment held for sale.”

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite useful life and is reviewed for impairment at least annually. During 2023 and 2022, the Company performed its annual impairment review as of December 31, and concluded that there was no impairment in either year. Other intangible assets consist of software and are being amortized on a straight-line basis over ten years.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). ASU 2022-06 extended the sunset date of ASC Topic 848 from December 31, 2022 to December 31, 2024. The Company elected to adopt ASU 2020-04 and ASU 2022-06 in the second quarter of 2023. The Company renegotiated its contract terms on its interest rate derivatives by changing the floating interest rate swap from LIBOR to overnight SOFR. The Company elected to make that change using the optional expedients under ASC 848, which allows the change in critical terms without dedesignation and results in no change to the cumulative basis adjustment reflected in earnings. The elections did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The amendments in this update are effective date for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption to its disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective date for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption to its income tax disclosures.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) includes net income plus other comprehensive income, which includes foreign currency translation gains and losses, certain changes in pension plans and changes in fair value of certain derivatives designated as cash flow hedges.

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the year ended December 31, 2023:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(151,254)	$2,563	$15,288	$(133,403)
Tax liability	—	(620)	(3,810)	(4,430)
Beginning balance, net of tax	(151,254)	1,943	11,478	(137,833)
Other comprehensive income (loss) before reclassifications	8,456	(43)	(6,987)	1,426
Amounts reclassified from accumulated other comprehensive income (loss)	—	(961)	(2,624)	(3,585)
Tax effects	—	247	2,437	2,684
Net current-period other comprehensive income (loss)	8,456	(757)	(7,174)	525
Total	$(142,798)	$1,186	$4,304	$(137,308)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the year ended December 31, 2022:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(112,618)	$2,451	$(956)	$(111,123)
Tax liability	—	(587)	253	(334)
Beginning balance, net of tax	(112,618)	1,864	(703)	(111,457)
Other comprehensive income (loss) before reclassifications	(38,636)	1,067	17,334	(20,235)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(955)	(1,090)	(2,045)
Tax effects	—	(33)	(4,063)	(4,096)
Net current-period other comprehensive income (loss)	(38,636)	79	12,181	(26,376)
Total	$(151,254)	$1,943	$11,478	$(137,833)

The reclassifications out of AOCI and the location on the consolidated statements of income for the years ended December 31, 2023 and 2022 were immaterial.

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of December 31, 2023 and 2022 is as follows:

	2023	2022
Retail notes	$1,291,559	$1,241,775
Revolving charge accounts	205,872	207,744
Finance leases	219,386	198,064
Wholesale	1,575,142	875,628
Restricted receivables	10,278,503	8,343,621
Gross receivables	13,570,462	10,866,832
Less: Allowance for credit losses	(114,745)	(125,012)
Total receivables, net	$13,455,717	$10,741,820

The Company provides and administers retail note and lease financing to end-use customers for the purchase of new and used equipment and components sold through CNH North America’s dealer network, as well as revolving charge account financing. The terms of retail customer receivables generally range from two to seven years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH North America. Revolving charge accounts are generally accompanied by higher interest rates than the Company’s other retail financing products, require minimum monthly payments and do not have pre-determined maturity dates.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have interest-free periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. During the interest-free period, the Company is compensated by CNH North America based on market interest rates. After the expiration of any interest-free period, interest is charged to dealers on outstanding balances until the Company receives payment in full. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. Interest rates are set based on market factors and the prime rate or the Secured Overnight Financing Rate (“SOFR”). The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH North America may be obligated to repurchase the dealer’s equipment upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2023, 2022 or 2021 relating to the termination of dealer contracts.

Maturities of receivables as of December 31, 2023, are as follows:

2024	$7,640,811
2025	1,912,007
2026	1,638,278
2027	1,221,391
2028 and thereafter	1,043,230
Total receivables	$13,455,717

It has been the Company’s experience that substantial portions of retail customer receivables are repaid before their contractual maturity dates. As a result, the above table should not be regarded as a forecast of future cash collections. Retail customer receivables, revolving charge accounts and wholesale receivables have significant concentrations of credit risk in the agricultural and construction business sectors. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the United States or Canada. The Company typically retains, as collateral, a security interest in the equipment associated with retail customer receivables and wholesale receivables, while revolving charge accounts are generally unsecured.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of December 31, 2023 and 2022:

	2023	2022
Retail notes	$6,693,525	$5,835,445
Wholesale	3,584,978	2,508,176
Total restricted receivables	$10,278,503	$8,343,621

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

During the years ended December 31, 2023 and 2022, the Company executed $2,198,864 and $2,798,457, respectively, in term retail asset-backed transactions in the U.S. and Canada. The securities in these transactions are backed by agricultural and construction equipment retail notes originated through CNH North America’s dealer network. As of December 31, 2023 and 2022, $4,620,565 and $4,927,653, respectively, of asset-backed securities issued to investors were outstanding with weighted average remaining maturities of 39 months for both periods. The Company believes that it is probable that it will continue to regularly utilize the term ABS markets.

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

As of December 31, 2023, the Company also has $1,377,339 in committed asset-backed facilities through which it may sell on a monthly basis retail notes generated in the United States and Canada. The Company has utilized these facilities in the past to fund the origination of receivables and has later repurchased and resold the receivables in the term ABS markets or found alternative financing for the receivables. The U.S. and Canadian facilities had an original funding term of two years and are renewable in September 2025 and December 2025, respectively. To the extent these facilities are not renewed, they will be repaid according to the amortization of the underlying receivables.

Wholesale Receivables Securitizations

With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities, which are bankruptcy-remote SPEs. As of December 31, 2023, debt is issued through a U.S. master trust facility, consisting of three short-term series of $850,000, $400,000 and $300,000 and through a C$500,000 ($377,339) Canadian master trust facility.

These trusts were determined to be VIEs. In its role as servicer, CNH Capital has the power to direct the trusts’ activities. Through its retained interests, the Company provides security to investors in the event that cash collections from the receivables are not sufficient to make principal and interest payments on the securities. Consequently, CNH Capital has consolidated these wholesale trusts.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Each of the facilities contains minimum payment rate thresholds that, if breached, could preclude the Company from selling additional receivables originated on a prospective basis and could force an early amortization of the debt.

Allowance for Credit Losses

The Company’s allowance for credit losses is segregated into three portfolio products: retail customer receivables, revolving charge accounts and wholesale receivables. A portfolio product is the level at which the Company develops a systematic methodology for determining its allowance for credit losses.

Further, the class of receivables by which the Company evaluates its portfolio’s products is by geographic region. Typically, the Company’s receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk. The classes align with management reporting.

Allowance for credit losses activity for the year ended December 31, 2023 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$110,341	$8,519	$6,152	$125,012
Charge-offs	(17,624)	(6,512)	—	(24,136)
Recoveries	1,785	221	26	2,032
Provision (benefit)	6,920	5,354	(695)	11,579
Foreign currency translation and other	227	12	19	258
Ending balance	$101,649	$7,594	$5,502	$114,745
Receivables:
Ending balance	$8,204,470	$205,872	$5,160,120	$13,570,462

At December 31, 2023, the allowance for credit losses decreased due to lower specific reserve needs for retail customers and the continued strong outlook for the agricultural industry. The Company will update the macroeconomic factors and qualitative factors in future periods, as warranted.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Allowance for credit losses activity for the year ended December 31, 2021 is as follows:

	Retail
	Customer	Wholesale	Total
Allowance for credit losses:
Beginning balance	$126,851	$9,285	$136,136
Charge-offs	(14,929)	(179)	(15,108)
Recoveries	2,177	126	2,303
Benefit	(4,437)	(3,023)	(7,460)
Foreign currency translation and other	80	2	82
Ending balance	$109,742	$6,211	$115,953
Receivables:
Ending balance	$6,722,247	$2,345,005	$9,067,252

At December 31, 2021, the allowance for credit losses included a release of reserves primarily due to the improved outlook for the agricultural industry and a reduced expected impact on credit conditions from the COVID-19 pandemic.

The Company assesses and monitors the credit quality of its receivables based on delinquency status. Receivables are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Delinquency is reported on receivables greater than 30 days past due. As the terms for the retail customer receivables are greater than one year, the past due information is presented by year of origination.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The aging of receivables by vintage as of December 31, 2023 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total	Gross
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Charge-offs
Retail customer
United States
2023	$9,662	$1,415	$1,288	$12,365	$3,111,476	$3,123,841	$552
2022	10,008	2,583	5,821	18,412	1,755,538	1,773,950	3,221
2021	6,808	2,118	3,554	12,480	1,041,185	1,053,665	2,716
2020	3,270	1,106	32,831	37,207	451,292	488,499	2,987
2019	1,829	529	2,001	4,359	164,634	168,993	3,203
Prior to 2019	631	318	3,831	4,780	56,779	61,559	2,849
Total	$32,208	$8,069	$49,326	$89,603	$6,580,904	$6,670,507	$15,528
Canada
2023	$647	$149	$420	$1,216	$667,887	$669,103	$78
2022	2,395	60	1,236	3,691	395,757	399,448	941
2021	1,090	159	2,361	3,610	291,974	295,584	964
2020	755	—	320	1,075	113,630	114,705	(227)
2019	158	14	201	373	44,042	44,415	253
Prior to 2019	126	152	366	644	10,064	10,708	87
Total	$5,171	$534	$4,904	$10,609	$1,523,354	$1,533,963	$2,096
Revolving charge accounts
United States	$6,036	$2,422	$1,089	$9,547	$182,728	$192,275	$5,993
Canada	$374	$169	$122	$665	$12,932	$13,597	$519
Wholesale
United States	$—	$—	$—	$—	$4,271,583	$4,271,583	$—
Canada	$—	$—	$—	$—	$888,537	$888,537	$—
Total
Retail customer	$37,379	$8,603	$54,230	$100,212	$8,104,258	$8,204,470	$17,624
Revolving charge accounts	$6,410	$2,591	$1,211	$10,212	$195,660	$205,872	$6,512
Wholesale	$—	$—	$—	$—	$5,160,120	$5,160,120	$—

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The aging of receivables by vintage as of December 31, 2022 is as follows:

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

Included in the receivables balance at December 31, 2023 and 2022 is accrued interest of $83,879 and $57,831, respectively. The Company does not include accrued interest in its allowance for credit losses.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the years ended December 31, 2023 and 2022. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The retail customer receivables on nonaccrual status as of December 31, 2023 and 2022 are as follows:

	2023	2022
United States	$55,564	$48,690
Canada	$5,321	$4,852

As of December 31, 2023, total revolving charge account receivables on nonaccrual status were immaterial and there were no revolving charge account receivables on nonaccrual status as of December 31, 2022. As of December 31, 2023 and 2022, there were no wholesale receivables on nonaccrual status.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

As of December 31, 2023 and 2022, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the years ended December 31, 2023 and 2022 was immaterial.

Troubled Debt Restructurings

A restructuring of a receivable constitutes a TDR when the lender grants a concession it would not otherwise consider to a customer that is experiencing financial difficulties. As a collateral-based lender, the Company typically will repossess collateral in lieu of restructuring receivables. As such, for retail customer receivables, concessions are typically provided based on bankruptcy court proceedings. For wholesale receivables, concessions granted may include extended contract maturities, inclusion of interest-only periods, modification of a contractual interest rate to a below market interest rate and waiving of interest and principal.

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses. As of December 31, 2023 and 2022, the Company’s TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases as of December 31, 2023 and 2022 is as follows:

	2023	2022
Equipment on operating leases	$1,735,626	$1,858,912
Accumulated depreciation	(357,242)	(385,939)
Total equipment on operating leases, net	$1,378,384	$1,472,973

Depreciation expense totaled $178,969, $201,582 and $239,331 for the years ended December 31, 2023, 2022 and 2021, respectively.

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $74,775) as of December 31, 2023 are as follows:

2024	$203,767
2025	142,247
2026	78,339
2027	30,916
2028 and thereafter	9,830
Total lease payments	$465,099

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Balance, beginning of year	$108,567	$110,226
Foreign currency translation adjustment	551	(1,659)
Balance, end of year	$109,118	$108,567

Goodwill is tested for impairment at least annually. During 2023 and 2022, the Company performed its annual impairment review as of December 31 and concluded that there were no impairments in any year.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

As of December 31, 2023 and 2022, the Company’s intangible asset and related accumulated amortization for its software is as follows:

	2023	2022
Software	$50,155	$46,251
Accumulated amortization	(30,803)	(27,863)
Total software, net	$19,352	$18,388

The Company recorded amortization expense of $2,939, $2,159 and $1,910 during 2023, 2022 and 2021, respectively.

Based on the current amount of software subject to amortization, the estimated annual amortization expense for each of the succeeding five years is as follows: $3,035 in 2024; $2,904 in 2025; $2,638 in 2026; $2,274 in 2027; $1,307 in 2028; and $1,855 in 2029 and thereafter.

NOTE 7: OTHER ASSETS

The components of other assets as of December 31, 2023 and 2022 are as follows:

	2023	2022
Derivative assets	$55,654	$35,575
Deferred tax assets	17,772	9,463
Tax receivables	10,260	3,162
Other current assets	24,461	15,758
Total other assets	$108,147	$63,958

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: CREDIT FACILITIES AND DEBT

The following table summarizes the Company’s debt and credit facilities, borrowings thereunder and availability at December 31, 2023:

				Current
				Maturities of
		Total	Short-Term	Long-Term	Long-Term
	Maturity (1)	Facility/Debt	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2025	$1,000,000	$—	$227,598	$772,052	$350
Retail - Canada	Dec 2025	377,339	—	74,265	303,074	—
Wholesale VFN - U.S.	Various	1,550,000	1,550,000	—	—	—
Wholesale VFN - Canada	Dec 2025	377,339	377,339	—	—	—
		3,304,678	1,927,339	301,863	1,075,126	350
Secured Debt
Amortizing retail term ABS - N.A.	Various	4,620,565	—	1,595,183	3,025,382	—
Other ABS financing - N.A.	Various	388,589	—	136,355	252,234	—
Repurchase agreement	Sep 2024	226,290	226,290	—	—	—
Unamortized issuance costs		(14,089)	—	—	(14,089)	—
		5,221,355	226,290	1,731,538	3,263,527	—
Unsecured Facilities
Credit lines	Various	100,000	100,000	—	—	—
Revolving credit facilities	Various	716,404	—	150,936	165,468	400,000
Unamortized issuance costs		(556)	—	—	(556)	—
		815,848	100,000	150,936	164,912	400,000
Unsecured Debt
Commercial paper	Various	351,000	351,000	—	—	—
Notes	Various	4,128,275	—	726,404	3,401,871	—
Hedging effects, discounts and unamortized issuance costs		(41,385)	(3,110)	7,532	(45,807)	—
		4,437,890	347,890	733,936	3,356,064	—
Total credit facilities and debt		$13,779,771	$2,601,519	$2,918,273	$7,859,629	$400,350
(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

A summary of the minimum annual repayments of long-term debt as of December 31, 2023, for 2025 and thereafter is as follows:

2025	$2,693,669
2026	2,709,582
2027	827,117
2028	1,061,560
2029 and thereafter	567,701
Total	$7,859,629

The following table summarizes the Company’s credit facilities, borrowings thereunder and availability at December 31, 2022:

				Current
				Maturities of
		Total	Short-Term	Long-Term	Long-Term
	Maturity (1)	Facility/Debt	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2024	$1,000,000	$—	$83,667	$227,799	$688,534
Retail - Canada	Dec 2024	443,186	—	53,130	245,930	144,126
Wholesale VFN - U.S.	Various	1,000,000	1,000,000	—	—	—
Wholesale VFN - Canada	Dec 2024	295,457	295,457	—	—	—
		2,738,643	1,295,457	136,797	473,729	832,660
Secured Debt
Amortizing retail term ABS - N.A.	Various	4,829,202	—	1,688,606	3,140,596	—
Other ABS financing - N.A.	Various	98,451	—	77,644	20,807	—
Unamortized issuance costs		(14,750)	—	—	(14,750)	—
		4,912,903	—	1,766,250	3,146,653	—
Unsecured Facilities
Revolving credit facilities	Various	606,820	—	—	110,796	496,024
Unamortized issuance costs		(1,284)	—	—	(1,284)	—
		605,536	—	—	109,512	496,024
Unsecured Debt
Commercial paper	Various	300,000	300,000	—	—	—
Notes	Various	3,321,593	—	600,000	2,721,593	—
Hedging effects, discounts and unamortized issuance costs		(66,430)	(1,445)	(633)	(64,352)	—
		3,555,163	298,555	599,367	2,657,241	—
Total credit facilities and debt		$11,812,245	$1,594,012	$2,502,414	$6,387,135	$1,328,684
(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Committed Asset-Backed Facilities

The Company has access to committed asset-backed facilities with several banks through which it may sell its receivables. The Company utilizes retail facilities to fund the origination of retail notes and has exercised the option to periodically repurchase receivables and resell them in the term ABS markets (shown as “Amortizing retail term ABS - N.A.”) or found alternative financing for the receivables. Under these facilities, the maximum amount of proceeds that can be accessed at one time is $1,377,339. In addition, if the receivables sold are not repurchased by the Company, the related debt is paid only as the underlying receivables are collected. Such receivables have maturities not exceeding seven years. The Company believes it is probable that a majority of these receivables will be repurchased and resold in the ABS markets. Borrowings against these facilities accrue interest based on prevailing money market rates, plus an applicable margin.

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

Repurchase Agreement

On September 26, 2023, the Company entered into a Global Master Repurchase Agreement which expires in September 2024. At December 31, 2023, the Company had C$299,850 ($226,290) outstanding under the repurchase agreement, with an obligation to repurchase the underlying receivables in 30 days. The repurchase agreement is treated as financing arrangements for accounting purposes.

Unsecured Credit Line, Facilities and Debt

Committed and uncommitted unsecured facilities with banks as of December 31, 2023, totaled $815,848. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of December 31, 2023, the Company had $415,848 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company's outstanding commercial paper totaled $347,890 as of December 31, 2023.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

As of December 31, 2023, the Company’s outstanding unsecured senior notes were as follows:

Issued by CNH Industrial Capital LLC (the ‘‘U.S. Senior Notes’’): (1)
4.200% notes, due 2024	$500,000
3.950% notes, due 2025	500,000
5.450% notes, due 2025	400,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
4.550% notes, due 2028	600,000
5.500% notes, due 2029	500,000
Hedging, discounts and unamortized issuance costs	(35,937)
3,564,063
Issued by CNH Industrial Capital Canada Ltd. (the ‘‘Canadian Senior Notes’’): (2)
1.500% notes, due 2024	226,404
5.500% notes, due 2026	301,871
Discounts and unamortized issuance costs	(2,338)
525,937
Total	$4,090,000
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Capital America and New Holland Credit.

On April 10, 2023, CNH Industrial Capital LLC completed an offering of $600,000 in aggregate principal amount of 4.550% unsecured notes due 2028, with an issue price of 98.857%.

On August 11, 2023, CNH Industrial Capital Canada Ltd. completed a private placement offering of C$400,000 ($297,640) in aggregate principal amount of 5.500% unsecured notes due 2026, with an issue price of 99.883%.

On September 13, 2023, CNH Industrial Capital LLC completed an offering of $500,000 in aggregate principal amount of 5.500% unsecured notes due 2029, with an issue price of 99.399%.

Covenants

The indentures and credit agreements governing the Company’s unsecured funding transactions contain covenants that restrict the Company’s ability and/or that of its subsidiaries to, among other things, incur additional debt, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, enter into sale or leaseback transactions and/or sell certain assets or merge with or into other companies. In addition, the Company is subject to certain financial covenants, with which it is in compliance.

Interest Rates

The weighted-average interest rate on total short-term debt outstanding at December 31, 2023 and 2022 was 6.1% and 4.8%, respectively. The weighted-average interest rate on total long-term debt (including current maturities of long-term debt) at December 31, 2023 and 2022 was 4.3% and 2.9%, respectively. The average rate is calculated using the actual rates at December 31, 2023 and 2022, weighted by the amount of outstanding borrowings of each debt instrument.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Support Agreement

Effective as of September 29, 2013, in connection with the business combination transaction of CNH Global N.V., the former indirect parent of CNH Capital (“CNH Global”), with and into CNHI, CNHI assumed all of CNH Global’s obligations under the support agreement, pursuant to which CNHI has agreed to, among other things, (a) make cash capital contributions to the Company, to the extent necessary to cause the ratio of net earnings available for fixed charges to fixed charges to be not less than 1.05 for each fiscal quarter (with such ratio determined, on a consolidated basis and in accordance with U.S. GAAP, for such fiscal quarter and the immediately preceding three fiscal quarters taken as a whole), (b) generally maintain an ownership of at least 51% of the voting equity interests in the Company and (c) cause the Company to have, as of the end of any fiscal quarter, a consolidated tangible net worth of at least $50,000. The support agreement is not intended to be and is not a guarantee by CNHI of any indebtedness or other obligation of the Company. The obligations of CNHI to the Company pursuant to this support agreement are to the Company only and do not run to, and are not enforceable directly by, any creditor of the Company. The support agreement may be modified, amended or terminated, at CNHI’s election, upon thirty days’ prior written notice to the Company and the rating agencies, if (a) the modification, amendment or termination would not result in a downgrade of the Company’s rated indebtedness; (b) the modification, amendment or notice of termination provides that the support agreement will continue in effect with respect to the Company’s rated indebtedness then outstanding; or (c) the Company has no long-term rated indebtedness outstanding.

NOTE 9: INCOME TAXES

The income and expenses of the Company and certain of its domestic subsidiaries are included in the consolidated income tax return of CNH Industrial U.S. Holdings, Inc., a wholly-owned subsidiary of CNHI. CNH Industrial U.S. Holdings, Inc. is the parent of Case New Holland Inc., who remains the parent of CNH America. The Company’s Canadian subsidiaries file separate income tax returns, as do certain domestic subsidiaries. The Company and certain of its domestic subsidiaries are LLCs and, as a result, incur no federal income tax liabilities on a stand-alone basis. However, for financial reporting, all income tax accounts in the consolidated financial statements have been reported as if the Company and relevant subsidiaries were taxpaying entities.

The sources of income before taxes for the years ended December 31, 2023, 2022, and 2021 are as follows, with foreign defined as any income earned outside the United States:

	2023	2022	2021
Domestic	$218,113	$232,873	$235,309
Foreign	58,915	57,129	64,841
Income before taxes	$277,028	$290,002	$300,150

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Current income tax expense (benefit):
Domestic	$109,762	$112,615	$63,346
Foreign	17,626	12,717	16,630
Total current income tax expense	127,388	125,332	79,976
Deferred income tax expense (benefit):
Domestic	(59,051)	(55,494)	(9,296)
Foreign	(6,381)	1,042	(745)
Total deferred income tax expense	(65,432)	(54,452)	(10,041)
Total tax provision	$61,956	$70,880	$69,935

A reconciliation of CNH’s statutory and effective income tax rate for the years ended December 31, 2023, 2022, and 2021 is as follows:

	2023	2022	2021
Tax provision at statutory rate	21.0%	21.0%	21.0%
State taxes	3.7	4.8	4.1
Foreign taxes	(1.3)	(0.6)	(1.1)
Tax contingencies	—	—	—
Tax credits and incentives	(0.8)	(0.6)	(0.4)
Other	(0.2)	(0.2)	(0.3)
Total tax provision effective rate	22.4%	24.4%	23.3%

The components of the Company’s net deferred tax liability as of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Pension, postretirement and post-employment benefits	$1,173	$1,180
Marketing and sales incentive programs	75,631	46,587
Allowance for credit losses	23,122	25,627
Other accrued liabilities	38,576	36,805
Tax loss and tax credit carry forwards	1,812	1,076
Total deferred tax assets	$140,314	$111,275
Deferred tax liability:
Equipment on operating lease	257,705	297,152
Net deferred tax liabilities	$(117,391)	$(185,877)

Deferred taxes are provided to reflect timing differences between the financial and tax basis of assets and liabilities and tax carryforwards using currently enacted tax rates and laws. Management believes it is more likely than not the benefit of the deferred tax assets will be realized.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Net deferred tax liabilities are reflected in the accompanying consolidated balance sheets as of December 31, 2023 and 2022 as follows:

	2023	2022
Deferred tax assets	$17,772	$9,463
Deferred tax liabilities	(135,163)	(195,340)
Net deferred tax liabilities	$(117,391)	$(185,877)

A reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

	2023	2022	2021
Balance, beginning of year	$—	$—	$4,274
Additions based on tax positions related to the current year	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	(4,274)
Balance, end of year	$—	$—	$—

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

At December 31, 2023, there are no material deferred tax liabilities on undistributed earnings of subsidiaries outside of the U.S.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of December 31, 2023, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 57 months. As of December 31, 2023, the after-tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately ($2,378).

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the years ended December 31, 2023, 2022 and 2021.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

All of the Company’s interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $4,428,285 and $3,628,725 at December 31, 2023 and 2022, respectively. The thirteen-month average notional amounts as of December 31, 2023 and 2022 were $3,803,373 and $3,715,399, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of December 31, 2023 and 2022 in the consolidated balance sheets are recorded as follows:

	2023	2022
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$22,633	$3,597
Accounts payable and other accrued liabilities:
Interest rate derivatives	$32,579	$42,936
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$30,420	$27,862
Foreign exchange contracts	2,601	4,116
Total	$33,021	$31,978
Accounts payable and other accrued liabilities:
Interest rate derivatives	$30,420	$27,862
Foreign exchange contracts	—	435
Total	$30,420	$28,297

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the years ended December 31, 2023, 2022 and 2021 are recorded in the following accounts:

	2023	2022	2021
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$(6,987)	$17,334	$7,932
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	2,624	1,090	(653)
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$1,828	$(5,784)	$(1,709)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022, all of which are measured as Level 2:

	2023	2022
Assets
Interest rate derivatives	$53,053	$31,459
Foreign exchange contracts	2,601	4,116
Total assets	$55,654	$35,575
Liabilities
Interest rate derivatives	$62,999	$70,798
Foreign exchange contracts	—	435
Total liabilities	$62,999	$71,233

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

The fair market value of these assets was based on an internal valuation methodology, which used industry guide book values adjusted for recent remarketing history and was classified as Level 3 under the fair value hierarchy. The Company recorded net gains on the sale of the equipment held of $16,896, $27,525 and $12,140 for the years ended December 31, 2023, 2022 and 2021, respectively, and were included in “Other expenses, net” in the accompanying consolidated statements of income.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of December 31, 2023 and 2022 are as follows:

	2023		2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$13,455,717	$13,224,506	$10,741,820	$10,433,949
Long-term debt	$7,859,629	$7,739,874	$6,387,135	$6,032,997

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 11: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	2023	2022	2021
Revenues
United States	$860,081	$626,754	$630,848
Canada	214,173	168,909	163,891
Eliminations	(1,601)	(3,828)	(5,555)
Total	$1,072,653	$791,835	$789,184
Interest expense
United States	$443,629	$195,728	$161,681
Canada	92,211	49,907	39,652
Eliminations	(1,601)	(3,828)	(5,555)
Total	$534,239	$241,807	$195,778
Net income
United States	$167,403	$175,752	$181,259
Canada	47,669	43,370	48,956
Total	$215,072	$219,122	$230,215
Depreciation and amortization
United States	$129,247	$152,871	$190,255
Canada	52,669	50,878	50,994
Total	$181,916	$203,749	$241,249
Expenditures for equipment on operating leases
United States	$354,015	$354,817	$388,665
Canada	167,129	162,806	147,736
Total	$521,144	$517,623	$536,401
Provision (benefit) for credit losses
United States	$12,897	$9,978	$(6,431)
Canada	(1,318)	1,263	(1,029)
Total	$11,579	$11,241	$(7,460)

	2023	2022	2021
Total assets
United States	$13,034,959	$10,712,413	$9,870,766
Canada	3,077,089	2,683,722	2,538,581
Eliminations	(148,521)	(216,656)	(221,579)
Total	$15,963,527	$13,179,479	$12,187,768
Receivables
United States	$11,134,365	$8,758,694	$7,121,138
Canada	2,436,097	2,108,138	1,946,114
Total	$13,570,462	$10,866,832	$9,067,252

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 12: RELATED-PARTY TRANSACTIONS

The Company receives compensation from CNH North America for retail customer, wholesale and operating lease sales programs offered by CNH North America on which finance charges are waived or below market rate financing programs are offered. The Company receives compensation from CNH North America based on the Company’s estimated costs and a targeted return on equity. The Company is also compensated for lending funds to CNH North America.

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income at December 31, 2023, 2022, and 2021 is as follows:

	2023	2022	2021
Subsidy from CNH North America
Retail customer	$140,195	$123,874	$142,867
Operating lease	40,852	47,194	58,965
Revolving charge accounts	4,106	—	—
Wholesale	242,062	95,138	94,678
Income from affiliated receivables
CNH North America	3,430	713	878
Banco CNH Industrial Capital Brazil	2,864	983	—
Other affiliates	748	365	191
Total interest and other income from affiliates	$434,257	$268,267	$297,579

Interest expense to affiliates was $33,746, $9,361 and $3,686, respectively, for the years ended December 31, 2023, 2022 and 2021. Fees charged by affiliates were $53,804, $50,858 and $47,369 for the years ended December 31, 2023, 2022 and 2021, respectively, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company.

As of December 31, 2023 and 2022, the Company had various accounts and notes receivable and debt with the following affiliates:

	2023			2022
	Rate	Maturity	Amount	Rate	Maturity	Amount
Affiliated receivables
CNH America	0%	—	$13,377	0%	—	$10
CNH Canada	0%	—	704	0%	—	—
Banco CNH Industrial Capital Brazil	Various	Various	47,997	0%	—	40,983
Other affiliates	0%	—	12,589	0%	—	12,516
Total affiliated receivables			$74,667			$53,509
Affiliated debt
CNH America	5.68%	2024	$86,234	5.39%	2023	$100,195
CNH Canada	5.76%	2024	46,258	5.74%	2023	241,036
Other affiliates	0%	—	—	5.05%	2023	300
Total affiliated debt			$132,492			$341,531

Accounts payable and other accrued liabilities, including tax payables, of $82,621 and $212,167 were payable to related parties as of December 31, 2023 and 2022, respectively.

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

Commitments

As of December 31, 2023, the Company had various agreements, on an uncommitted basis, to extend credit for the following portfolios:

	Total
	Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$7,746,096	$5,039,432	$2,706,664
Revolving charge accounts	$2,557,662	$210,324	$2,347,338

NOTE 14: SUBSEQUENT EVENTS

On January 16, 2024, the Company repaid the principal amount of $500,000 of its 4.200% unsecured notes due 2024.

On January 24, 2024, the Company, through a bankruptcy-remote trust, issued $862,730 of amortizing asset-backed notes secured by U.S. retail receivables.

On February 21, 2024, the Company, through a trust, issued C$398,380 ($294,834) of amortizing asset-backed notes secured by Canadian retail receivables.