Form 10-Q
period 2024-03-31
CNH Industrial Capital LLC
filed 2024-05-10
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

As of March 31, 2024, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Dollars in thousands)

(Unaudited)

	2024	2023
REVENUES
Interest income on retail notes and finance leases	$87,391	$68,224
Rental income on operating leases	59,806	57,049
Revolving charge account income	9,306	8,330
Interest income on wholesale notes	26,923	10,595
Interest and other income from affiliates	119,474	84,104
Other income	3,406	216
Total revenues	306,306	228,518
EXPENSES
Interest expense:
Interest expense to third parties	162,803	95,256
Interest expense to affiliates	4,624	8,448
Total interest expense	167,427	103,704
Administrative and operating expenses:
Fees charged by affiliates	13,595	13,875
Provision for credit losses	10,512	1,919
Depreciation of equipment on operating leases	43,100	45,052
Other expenses, net	596	3,533
Total administrative and operating expenses	67,803	64,379
Total expenses	235,230	168,083
INCOME BEFORE TAXES	71,076	60,435
Income tax provision	16,603	14,134
NET INCOME	$54,473	$46,301

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Dollars in thousands)

(Unaudited)

	2024	2023
NET INCOME	$54,473	$46,301
Other comprehensive income (loss):
Foreign currency translation adjustment	(10,480)	(294)
Pension liability adjustment	(108)	(181)
Change in derivative financial instruments	1,935	(2,393)
Total other comprehensive income (loss)	(8,653)	(2,868)
COMPREHENSIVE INCOME	$45,820	$43,433

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Cash	$163,171	$390,110
Restricted cash and cash equivalents	405,458	407,817
Receivables, less allowance for credit losses of $118,365 and $114,745, respectively	13,698,534	13,455,717
Affiliated accounts and notes receivable	186,319	74,667
Equipment on operating leases, net	1,341,909	1,378,384
Equipment held for sale	26,010	20,215
Goodwill	108,506	109,118
Other intangible assets, net	18,506	19,352
Other assets	88,755	108,147
TOTAL	$16,037,168	$15,963,527
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$5,019,147	$5,519,792
Accounts payable and other accrued liabilities	808,336	852,638
Affiliated debt	—	132,492
Long-term debt	8,626,108	7,859,629
Total liabilities	14,453,591	14,364,551
Commitments and contingent liabilities (Note 11)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	918,483	919,702
Accumulated other comprehensive loss	(145,961)	(137,308)
Retained earnings	811,055	816,582
Total stockholder’s equity	1,583,577	1,598,976
TOTAL	$16,037,168	$15,963,527

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

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

	March 31,	December 31,
	2024	2023
Restricted cash and cash equivalents	$405,458	$407,817
Receivables, less allowance for credit losses of $55,430 and $54,889, respectively	8,336,489	8,103,838
TOTAL	$8,741,947	$8,511,655

Short-term debt (including current maturities of long-term debt)	$3,972,228	$3,824,385
Long-term debt	4,127,562	4,086,419
TOTAL	$8,099,790	$7,910,804

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Dollars in thousands)

(Unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,473	$46,301
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	43,102	45,054
Amortization of intangibles	771	667
Provision for credit losses	10,512	1,919
Deferred income tax expense (benefit)	11,239	3,295
Other non-cash items	13,276	—
Changes in components of working capital:
Change in affiliated accounts and notes receivables	10,490	(14,601)
Change in other assets and equipment held for sale	7,900	6,068
Change in accounts payable and other accrued liabilities	(51,789)	(175,470)
Net cash from (used in) operating activities	99,974	(86,767)
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired (retail customer, revolving charge accounts and wholesale)	(3,913,519)	(3,535,026)
Collections of receivables (retail customer, revolving charge accounts and wholesale)	3,605,879	3,265,316
Change in affiliated cash pooling receivables, net	(125,062)	—
Purchase of equipment on operating leases	(102,184)	(103,279)
Proceeds from disposal of equipment on operating leases	85,032	95,141
Change in property, equipment and software, net	75	(66)
Net cash from (used in) investing activities	(449,779)	(277,914)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in affiliated debt, net	(132,492)	245,603
Proceeds from issuance of long-term debt	2,123,113	132,829
Payment of long-term debt	(1,556,378)	(765,111)
Change in committed asset-backed facilities, net	(213,581)	685,493
Change in short-term borrowings, net	(40,155)	(40,078)
Dividends paid to CNH Industrial America LLC	(60,000)	—
Net cash from (used in) financing activities	120,507	258,736
DECREASE IN CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	(229,298)	(105,945)
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Beginning of period	797,927	708,579
End of period	$568,629	$602,634
COMPONENTS OF CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Cash	$163,171	$178,826
Restricted cash and cash equivalents	405,458	423,808
TOTAL CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	$568,629	$602,634
CASH PAID DURING THE PERIOD FOR INTEREST	$165,260	$107,552
CASH PAID DURING THE PERIOD FOR TAXES	$47,072	$33,616

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2023	$—	$844,022	$(137,833)	$601,510	$1,307,699
Net income	—	—	—	46,301	46,301
Foreign currency translation adjustment	—	—	(294)	—	(294)
Stock compensation	—	196	—	—	196
Pension liability adjustment, net of tax	—	—	(181)	—	(181)
Change in derivative financial instruments, net of tax	—	—	(2,393)	—	(2,393)
BALANCE - March 31, 2023	$—	$844,218	$(140,701)	$647,811	$1,351,328
BALANCE - January 1, 2024	$—	$919,702	$(137,308)	$816,582	$1,598,976
Net income	—	—	—	54,473	54,473
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	(10,480)	—	(10,480)
Stock compensation	—	(1,219)	—	—	(1,219)
Pension liability adjustment, net of tax	—	—	(108)	—	(108)
Change in derivative financial instruments, net of tax	—	—	1,935	—	1,935
BALANCE - March 31, 2024	$—	$918,483	$(145,961)	$811,055	$1,583,577

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

CNH Industrial Capital LLC and its primary operating subsidiaries, including New Holland Credit Company, LLC (“New Holland Credit”), CNH Industrial Capital America LLC (“CNH Capital America”) and CNH Industrial Capital Canada Ltd. (“CNH Capital Canada”) (collectively, “CNH Capital” or the “Company”), are each a subsidiary of CNH Industrial America LLC (“CNH America”), which is an indirect wholly-owned subsidiary of CNH Industrial N.V. (“CNHI” and, together with its consolidated subsidiaries, “CNH”). CNH America and CNH Industrial Canada Ltd. (“CNH Canada” and, together with CNH America, “CNH North America”) design, manufacture, and sell agricultural and construction equipment. CNH Capital provides financial services for CNH North America dealers and end-use customers primarily located in the United States and Canada.

CNHI is incorporated in and under the laws of The Netherlands. CNHI has its corporate seat in Amsterdam, The Netherlands, and its principal office in Basildon, Essex, England. The common shares of CNHI are listed on the New York Stock Exchange under the symbol “CNHI.”

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which should be read in conjunction with the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023. Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, which is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

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

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of December 31, 2023 or March 31, 2023.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption to its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption to its income tax disclosures.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) includes net income plus other comprehensive income, which includes foreign currency translation gains and losses, certain changes in pension plans and changes in fair value of certain derivatives designated as cash flow hedges.

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended March 31, 2024:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(142,798)	$1,559	$5,677	$(135,562)
Tax liability	—	(373)	(1,373)	(1,746)
Beginning balance, net of tax	(142,798)	1,186	4,304	(137,308)
Other comprehensive income (loss) before reclassifications	(10,480)	(88)	2,875	(7,693)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(54)	(217)	(271)
Tax effects	—	34	(723)	(689)
Net current-period other comprehensive income (loss)	(10,480)	(108)	1,935	(8,653)
Total	$(153,278)	$1,078	$6,239	$(145,961)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended March 31, 2023:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(151,254)	$2,563	$15,288	$(133,403)
Tax liability	—	(621)	(3,809)	(4,430)
Beginning balance, net of tax	(151,254)	1,942	11,479	(137,833)
Other comprehensive income (loss) before reclassifications	(294)	(105)	(2,565)	(2,964)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(135)	(662)	(797)
Tax effects	—	59	834	893
Net current-period other comprehensive income (loss)	(294)	(181)	(2,393)	(2,868)
Total	$(151,548)	$1,761	$9,086	$(140,701)

The reclassifications out of AOCI were immaterial for the three months ended March 31, 2024 and 2023.

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of March 31, 2023 and December 31, 2023 is as follows:

	March 31,	December 31,
	2024	2023
Retail notes	$992,161	$1,291,559
Revolving charge accounts	227,209	205,872
Finance leases	219,251	219,386
Wholesale	1,680,930	1,575,142
Restricted receivables	10,697,348	10,278,503
Gross receivables	13,816,899	13,570,462
Less: Allowance for credit losses	(118,365)	(114,745)
Total receivables, net	$13,698,534	$13,455,717

Restricted Receivables and Securitization

As part of its overall funding strategy, the Company periodically transfers certain receivables into special purpose entities (“SPEs”) as part of its asset-backed securitization programs.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Retail notes	$6,964,257	$6,693,525
Wholesale	3,733,091	3,584,978
Total restricted receivables	$10,697,348	$10,278,503

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

Charge-offs of principal amounts of retail customer receivables and wholesale receivables outstanding are deducted from the allowance at the point when it is estimated that amounts due are deemed uncollectible. When delinquency reaches 120 days, revolving charge accounts are generally deemed to be uncollectible and charged-off to the allowance for credit losses.

Allowance for credit losses activity for the three months ended March 31, 2024 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$101,649	$7,594	$5,502	$114,745
Charge-offs	(5,853)	(1,150)	—	(7,003)
Recoveries	275	96	13	384
Provision	8,413	1,868	231	10,512
Foreign currency translation and other	(240)	(12)	(21)	(273)
Ending balance	$104,244	$8,396	$5,725	$118,365
Gross receivables:
Ending balance	$8,175,669	$227,209	$5,414,021	$13,816,899

At March 31, 2024, the allowance for credit losses included an increase in reserves primarily due to higher specific reserve needs.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended March 31, 2023 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$110,341	$8,519	$6,152	$125,012
Charge-offs	(5,612)	(4,238)	—	(9,850)
Recoveries	392	—	11	403
Provision (benefit)	(1,669)	3,065	523	1,919
Foreign currency translation and other	(10)	(1)	(1)	(12)
Ending balance	$103,442	$7,345	$6,685	$117,472
Gross receivables:
Ending balance	$7,134,274	$194,329	$3,796,471	$11,125,074

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables by vintage as of March 31, 2024 are as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total	Gross
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Charge-offs
Retail customer
United States
2024	$291	$—	$—	$291	$718,983	$719,274	$—
2023	11,424	2,333	845	14,602	2,840,361	2,854,963	1,245
2022	12,521	2,619	6,039	21,179	1,587,206	1,608,385	1,720
2021	6,159	2,412	3,651	12,222	926,675	938,897	808
2020	3,423	1,473	32,375	37,271	375,814	413,085	345
Prior to 2020	1,284	496	4,660	6,440	166,240	172,680	1,074
Total	$35,102	$9,333	$47,570	$92,005	$6,615,279	$6,707,284	$5,192
Canada
2024	$—	$—	$—	$—	$155,478	$155,478	$—
2023	585	942	569	2,096	569,172	571,268	173
2022	808	710	522	2,040	335,740	337,780	91
2021	711	94	2,044	2,849	260,183	263,032	44
2020	195	123	238	556	98,692	99,248	122
Prior to 2020	178	50	424	652	40,927	41,579	231
Total	$2,477	$1,919	$3,797	$8,193	$1,460,192	$1,468,385	$661
Revolving charge accounts
United States	$3,651	$1,761	$1,157	$6,569	$206,051	$212,620	$1,068
Canada	$389	$191	$31	$611	$13,978	$14,589	$82
Wholesale
United States	$12	$7	$5	$24	$4,428,654	$4,428,678	$—
Canada	$—	$—	$—	$—	$985,343	$985,343	$—
Total
Retail customer	$37,579	$11,252	$51,367	$100,198	$8,075,471	$8,175,669	$5,853
Revolving charge accounts	$4,040	$1,952	$1,188	$7,180	$220,029	$227,209	$1,150
Wholesale	$12	$7	$5	$24	$5,413,997	$5,414,021	$—

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

Included in the receivables balance at March 31, 2024 and December 31, 2023 is accrued interest of $85,845 and $83,879, respectively. The Company does not include accrued interest in its allowance for credit losses.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. The amount of interest income suspended was not material for the three months ended March 31, 2024 and 2023. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The retail customer receivables on nonaccrual status as of March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023
United States	$56,785	$55,564
Canada	$4,248	$5,321

As of March 31, 2024 and December 31, 2023, total revolving charge account receivables on nonaccrual status were immaterial. As of March 31, 2024 and December 31, 2023, there were no wholesale receivables on nonaccrual status.

As of March 31, 2024 and December 31, 2023, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three months ended March 31, 2024 and 2023 was immaterial.

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

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses. As of March 31, 2024 and 2023, the Company’s TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $71,551) as of March 31, 2024 are as follows:

2024	$163,209
2025	153,803
2026	90,995
2027	36,548
2028 and thereafter	13,411
Total lease payments	$457,966

NOTE 6: CREDIT FACILITIES AND DEBT

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

On March 21, 2024, CNH Industrial Capital LLC completed an offering of $600,000 in aggregate principal amount of its 5.100% unsecured notes due 2029, with an issue price of 99.157%.

On March 25, 2024, CNH Industrial Capital Canada Ltd. completed a private placement offering of C$400,000 ($294,480) in aggregate principal amount of its 4.800% unsecured notes due 2027, with an issue price of 99.876%.

Repurchase Agreement

The Company is a party to a Global Master Repurchase Agreement which expires in September 2024. As of March 31, 2024, the Company had sold, and not yet repurchased, C$300,000 ($221,053) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

Committed and uncommitted unsecured facilities with banks as of March 31, 2024, totaled $810,466. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of March 31, 2024, the Company had $336,781 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company’s outstanding commercial paper totaled $188,615 as of March 31, 2024.

NOTE 7: INCOME TAXES

The effective tax rate for the three months ended March 31, 2024 and 2023 was 23.4%.

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

The following sections describe the valuation methodologies used by the Company to measure various financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate, the description includes details of the valuation models and the key inputs to those models, as well as any significant assumptions.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of March 31, 2024, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 55 months. As of March 31, 2024, the after-tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately ($3,012).

The Company also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three months ended March 31, 2024 and 2023.

All of the Company’s interest rate derivatives as of March 31, 2024 and December 31, 2023 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $3,960,350 and $4,428,285 at March 31, 2024 and December 31, 2023, respectively. The four-month average notional amounts for the three months ended March 31, 2024 and 2023 were $4,015,569 and $3,752,123, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of March 31, 2024 and December 31, 2023 in the consolidated balance sheets are recorded as follows:

	March 31,	December 31,
	2024	2023
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$8,140	$22,633
Accounts payable and other accrued liabilities:
Interest rate derivatives	$34,790	$32,579
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$32,793	$30,420
Foreign exchange contracts	3,505	2,601
Total	$36,298	$33,021
Accounts payable and other accrued liabilities:
Interest rate derivatives	$32,793	$30,420

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three months ended March 31, 2024 and 2023 are recorded in the following accounts:

	2024	2023
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$2,875	$(2,565)
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	$217	$662
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$(904)	$31

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, all of which are measured as Level 2:

	March 31,	December 31,
	2024	2023
Assets
Interest rate derivatives	$40,933	$53,053
Foreign exchange contracts	3,505	2,601
Total assets	$44,438	$55,654
Liabilities
Interest rate derivatives	$67,583	$62,999

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$13,698,534	$13,579,184	$13,455,717	$13,224,506
Long-term debt	$8,626,108	$8,487,252	$7,859,629	$7,739,874

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended
	March 31,
	2024	2023
Revenues
United States	$245,677	$182,895
Canada	60,844	46,108
Eliminations	(215)	(485)
Total	$306,306	$228,518
Interest expense
United States	$137,084	$85,652
Canada	30,558	18,537
Eliminations	(215)	(485)
Total	$167,427	$103,704
Net income
United States	$43,618	$36,259
Canada	10,855	10,042
Total	$54,473	$46,301
Depreciation and amortization
United States	$30,182	$32,829
Canada	13,691	12,892
Total	$43,873	$45,721
Expenditures for equipment on operating leases
United States	$79,922	$75,241
Canada	22,262	28,038
Total	$102,184	$103,279
Provision (benefit) for credit losses
United States	$10,017	$3,159
Canada	495	(1,240)
Total	$10,512	$1,919

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	March 31,	December 31,
	2024	2023
Total assets
United States	$13,013,177	$13,034,959
Canada	3,171,211	3,077,089
Eliminations	(147,220)	(148,521)
Total	$16,037,168	$15,963,527
Gross receivables
United States	$11,348,582	$11,134,365
Canada	2,468,317	2,436,097
Total	$13,816,899	$13,570,462

NOTE 10: RELATED-PARTY TRANSACTIONS

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three months ended March 31, 2024 and 2023 is as follows:

	2024	2023
Subsidy from CNH North America
Retail customer	$49,407	$28,475
Operating lease	9,450	10,323
Revolving charge accounts	839	859
Wholesale	58,645	43,413
Income from affiliated receivables
Banco CNH Industrial Capital Brazil	716	638
Other affiliates	417	396
Total interest and other income from affiliates	$119,474	$84,104

Interest expense to affiliates was $4,624 and $8,448 for the three months ended March 31, 2024 and 2023, respectively. Fees charged by affiliates were $13,595 and $13,875 for the three months ended March 31, 2024 and 2023, respectively, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of March 31, 2024 and December 31, 2023, the Company had various accounts and notes receivable and debt with the following affiliates:

	2024	2023
Affiliated receivables
CNH America	$4,406	$13,377
CNH Canada	120,656	704
Banco CNH Industrial Capital Brazil	48,713	47,997
Other affiliates	12,544	12,589
Total affiliated receivables	$186,319	$74,667
Affiliated debt
CNH America	$—	$86,234
CNH Canada	—	46,258
Total affiliated debt	$—	$132,492

Accounts payable and other accrued liabilities, including tax payables, of $106,910 and $82,621 were payable to related parties as of March 31, 2024 and December 31, 2023, respectively.

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

Commitments

As of March 31, 2024, the Company had various agreements, on an uncommitted basis, to extend credit for the following portfolios:

	Total
	Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$7,238,098	$5,321,016	$1,917,082
Revolving charge accounts	$2,582,160	$229,774	$2,352,386

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Organization

CNH Industrial Capital LLC and its primary operating subsidiaries, including New Holland Credit Company, LLC (“New Holland Credit”), CNH Industrial Capital America LLC (“CNH Capital America”) and CNH Industrial Capital Canada Ltd. (“CNH Capital Canada”) (collectively, “CNH Capital”, the “Company” or “we”) are each an indirect wholly owned subsidiary of CNH Industrial N.V. (“CNHI” and, together with its consolidated subsidiaries, “CNH”) and is headquartered in Racine, Wisconsin. As a captive finance company, our primary business is to underwrite and manage financing products for end-use customers and dealers of CNH Industrial America LLC (“CNH America”) and CNH Industrial Canada Ltd. (“CNH Canada” and, together with CNH America, “CNH North America”) and provide other related financial products and services to support the sale of agricultural and construction equipment sold by CNH North America.

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

Trends and Economic Conditions

In combination with the downturn in CNH North America’s industry cycle, lower commodity prices, changes in government policies, higher interest rates and repercussions from geopolitical events, the global economy continues to experience volatile disruptions affecting CNH North America’s suppliers, customers and business operations. These disruptions have contributed to an inflationary environment which has affected, and may continue to affect, the price and availability of certain products and services necessary for CNH North America’s operations, how CNH North America plans production for the end-customer demand, and how CNH North America invests in future innovations.

Our business is closely tied to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended March 31, 2024, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,442.0 million and $439.0 million, respectively, representing decreases of 3.1% and 5.2% from the same period in 2023, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH North America. As such, changes in the agricultural industry or with respect to our agricultural equipment customers may affect the majority of our portfolio.

As a finance company, we are subject to interest rate risks. Changing interest rates can reduce demand for CNH North America equipment, adversely affect our interest margins and increase our borrowing costs. Most of our retail customer receivables are fixed rate, while our revolving charge accounts and wholesale receivables are a combination of fixed and floating rate. We manage interest rate risks via a match funding program and the selective use of derivatives.

Net income was $54.5 million for the three months ended March 31, 2024, compared to $46.3 million for the three months ended March 31, 2023. The increase was primarily driven by a higher average portfolio coupled with a higher average yield for the total portfolio, partially offset by increased borrowing costs, higher provisions for credit losses, and lower gains on used equipment sales due to decreased operating lease maturities. The receivables balance greater than 30 days past due as a percentage of receivables was 0.8% at March 31, 2024, December 31, 2023 and  March 31, 2023.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues

Revenues for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Interest income on retail notes and finance leases	$87,391	$68,224	$19,167	28.1%
Rental income on operating leases	59,806	57,049	2,757	4.8
Interest income on revolving charge accounts	9,306	8,330	976	11.7
Interest income on wholesale notes	26,923	10,595	16,328	154.1
Interest and other income from affiliates	119,474	84,104	35,370	42.1
Other income	3,406	216	3,190	1,476.9
Total revenues	$306,306	$228,518	$77,788	34.0%

Total revenues were $306.3 million for the three months ended March 31, 2024 compared to $228.5 million for the three months ended March 31, 2023. The increase was due to a higher average portfolio coupled with a higher average yield for the total portfolio. The average yield for the total portfolio was 8.1% and 7.4% for the three months ended March 31, 2024 and 2023, respectively.

Interest income on retail notes and finance leases for the three months ended March 31, 2024 was $87.4 million, representing an increase of $19.2 million from the three months ended March 31, 2023. The increase was due to the favorable impacts of $10.0 million from higher interest rates and $9.2 million from higher average earning assets.

Rental income on operating leases for the three months ended March 31, 2024 was $59.8 million, representing an increase of $2.8 million from the same period in 2023. The increase was primarily due to a $6.8 million favorable impact from higher interest rates, partially offset by a $4.0 million unfavorable impact from lower average earning assets.

Revolving charge accounts income for the three months ended March 31, 2023 was $9.3 million, representing an increase of $1.0 million from the three months ended March 31, 2023. The increase was due to the favorable impacts of $0.5 million from higher interest rates and $0.5 million from higher average earning assets.

Interest income on wholesale notes for the three months ended March 31, 2024 was $26.9 million, representing an increase of $16.3 million from the same period in 2023. The increase was due to the favorable impacts of $14.2 million from higher average earning assets and $2.1 million from higher interest rates.

Interest and other income from affiliates for the three months ended March 31, 2024 was $119.5 million  compared to $84.1 million for the three months ended March 31, 2023. Compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers was $49.4 million and $28.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily due to higher base rates and the mix in pricing programs. For select operating leases, compensation from CNH North America for the difference between market rental rates and the amounts paid by customers was $9.5 million and $10.3 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily due to lower average earning assets. For revolving charge accounts, compensation from CNH North America for low-rate financing programs and interest waiver programs offered to customers was $0.8 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily due to the mix in pricing programs. For the three months ended March 31, 2024, compensation from CNH North America for wholesale marketing programs was $58.6 million, an increase of $15.2 million from the same period in 2023. The increase was primarily due to higher originations combined with higher base rates.

Other income for the three months ended March 31, 2024 was $3.4 million, representing an increase of $3.2 million from the three months ended March 31, 2023. In the first quarter of 2023, we changed our third-party insurer that underwrites our insurance and equipment protection products.

Expenses

Expenses for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Total interest expense	$167,427	$103,704	$63,723	61.4%
Fees charged by affiliates	13,595	13,875	(280)	(2.0)
Provision for credit losses	10,512	1,919	8,593	447.8
Depreciation of equipment on operating leases	43,100	45,052	(1,952)	(4.3)
Other expenses, net	596	3,533	(2,937)	(83.1)
Total expenses	$235,230	$168,083	$67,147	39.9%

Total interest expense was $167.4 million for the three months ended March 31, 2024 compared to $103.7 million  for the same period in 2023. The increase was due to the unfavorable impacts of $40.2 million from higher average interest rates and $23.5 million from higher average total debt. The average debt cost was 5.0% for the three months ended March 31, 2024 compared to 3.8% for the three months ended March 31, 2023.

The provision for credit losses was $10.5 million for the three months ended March 31, 2024 compared to $1.9 million for the same period in 2023. The increase was due to higher specific reserve needs for retail customers and a higher average revolving charge accounts portfolio.

Depreciation of equipment on operating leases decreased by $2.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a lower average operating lease portfolio.

Other expenses, net were $0.6 million for the three months ended March 31, 2024 compared to $3.5 million for the three months ended March 31, 2023. The increase was due to lower gains on used equipment sales as a result of decreased operating lease maturities and lower recovery rates.

The effective tax rate for the three months ended March 31, 2024 and 2023 was 23.4%.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Retail customer	$983,778	$704,300	$279,478	39.7%
Revolving charge accounts	210,137	197,733	12,404	6.3
Wholesale	2,719,604	2,632,993	86,611	3.3
Equipment on operating leases	102,184	103,279	(1,095)	(1.1)
Total originations	$4,015,703	$3,638,305	$377,398	10.4%

The quarter-over-quarter increase in originations for retail customer receivables was primarily due to better penetration rates while the increase in revolving charge accounts originations was due to targeted promotional offerings. Wholesale originations increased due to higher used trade-in volumes.

Receivables and equipment on operating leases held as of March 31, 2024, December 31, 2023 and March 31, 2023 were as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2024	2023	2023
Retail customer	$8,175,669	$8,204,470	$7,134,274
Revolving charge accounts	227,209	205,872	194,329
Wholesale	5,414,021	5,160,120	3,796,471
Equipment on operating leases	1,341,909	1,378,384	1,441,383
Total receivables and equipment on operating leases	$15,158,808	$14,948,846	$12,566,457

The total balance of retail customer receivables greater than 30 days past due as a percentage of retail customer receivables was 1.2% at March 31, 2024 and December 31, 2023 and 1.1% at March 31, 2023. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at March 31, 2024, December 31, 2023 or March 31, 2023. The total revolving charge account receivables balance greater than 30 days past due as a percentage of the revolving charge account receivables was 3.2% at March 31, 2024, 5.0% at December 31, 2023 and 4.0% at March 31, 2023.

Total retail customer receivables on nonaccrual status were $61.0 million, $60.9 million and $49.1 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively. As of March 31, 2024, December 31, 2023 and March 31, 2023, total revolving charge account receivables on nonaccrual status were immaterial. As of March 31, 2024, December 31, 2023 and March 31, 2023, there were no wholesale receivables on nonaccrual status.

Total receivable charge-offs and recoveries, by product, for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023
Charge-offs:
Retail customer	$5,853	$5,612
Revolving charge accounts	1,150	4,238
Wholesale	—	—
Total charge-offs	7,003	9,850
Recoveries:
Retail customer	(275)	(392)
Revolving charge accounts	(96)	—
Wholesale	(13)	(11)
Total recoveries	(384)	(403)
Charge-offs, net of recoveries:
Retail customer	5,578	5,220
Revolving charge accounts	1,054	4,238
Wholesale	(13)	(11)
Total charge-offs, net of recoveries	$6,619	$9,447

Our allowance for credit losses on all receivables financed totaled $118.4 million at March 31, 2024, $114.7 million at December 31, 2023 and $117.5 million at March 31, 2023.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of March 31, 2024.

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

Cash Flows

For the three months ended March 31, 2024 and 2023, our cash flows were as follows (dollars in thousands):

	2024	2023
Cash flows from (used in):
Operating activities	$99,974	$(86,767)
Investing activities	(449,779)	(277,914)
Financing activities	120,507	258,736
Net cash decrease	$(229,298)	$(105,945)

The increase in net cash from operating activities during the first three months of 2024 compared to the same period in 2023 was primarily due to changes in components of working capital. The increase in net cash used for investing activities for the three months ended March 31, 2024 was primarily due to the net increase in affiliated cash pooling receivables of $125.1 million and the increase in net expenditures for receivables of $37.9 million. The decrease in net cash from financing activities for the three months ended March 31, 2024 was primarily due to an increase in net cash paid on affiliated debt of $378.1 million and higher dividends paid of $60.0 million, partially offset through increased external borrowings of $299.9 million.

Securitization

CNH Capital and its predecessor entities have been securitizing receivables since 1992. CNH Capital had approximately $5.6 billion of public and private asset-backed securities outstanding in the U.S. and Canada as of March 31, 2024. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-backed Facilities

CNH Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.3 billion at March 31, 2024, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At March 31, 2024, there was approximately $0.2 billion of funding available under these facilities.

Repurchase Agreement

We are a party to a Global Master Repurchase Agreement which expires in September 2024. As of March 31, 2024, the Company had sold, and not yet repurchased, C$300.0 million ($221.1 million) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

Committed and uncommitted unsecured facilities with banks as of March 31, 2024, totaled $810.5 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of March 31, 2024, we had $336.8 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. Our outstanding commercial paper totaled $188.6 million as of March 31, 2024.

As of March 31, 2024, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the “U.S. Senior Notes”): (1)
3.950% notes, due 2025	$500,000
5.450% notes, due 2025	400,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
4.550% notes, due 2028	600,000
5.500% notes, due 2029	500,000
5.100% notes, due 2029	600,000
Hedging, discounts and unamortized issuance costs	(62,892)
3,637,108
Issued by CNH Industrial Capital Canada (the “Canadian Senior Notes”): (2)
1.500% notes, due 2024	221,054
5.500% notes, due 2026	294,738
4.800% notes, due 2027	294,738
Discounts and unamortized issuance costs	(3,993)
806,537
Total	$4,443,645
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Capital America and New Holland Credit.

On January 16, 2024, CNH Industrial Capital LLC repaid the principal amount of $500.0 million of its 4.200% unsecured notes due 2024.

On March 21, 2024, CNH Industrial Capital LLC completed an offering of $600.0 million in aggregate principal amount of 5.100% unsecured notes due 2029, with an issue price of 99.157%.

On March 25, 2024, CNH Industrial Capital Canada Ltd. completed a private placement offering of C$400.0 million ($294.5 million) in aggregate principal amount of its 4.800% unsecured notes due 2027, with an issue price of 99.876%.

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

Affiliate Sources

CNH Capital borrows, as needed, from CNH. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had no affiliated debt as of March 31, 2024 and $132.5 million of affiliated debt as of December 31, 2023.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at both March 31, 2024 and December 31, 2023 was $1.6 billion.

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

For the three months ended March 31, 2024 and 2023, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	2024	2023
Revenues	$163,507	$139,451
Interest expense	107,290	74,392
Administrative and operating expenses	48,525	47,221
Income tax provision (benefit)	169	4,334
Net income	$7,523	$13,504

For the U.S. Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023
Interest and other income from affiliates	$16,731	$15,071
Interest expense to affiliates	49,959	35,379

As of March 31, 2024 and December 31, 2023, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	March 31,	December 31,
	2024	2023
Cash	$136,691	$268,448
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $33,414 and $33,308	3,092,147	3,247,283
Equipment on operating leases, net	904,734	924,835
Short-term debt, including current maturities of long-term debt	457,466	1,091,813
Accounts payable and other accrued liabilities	621,157	660,587
Long-term debt	3,913,061	3,398,119

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of March 31, 2024 and December 31, 2023 were as follows (dollars in thousands):

	March 31,	December 31,
	2024	2023
Affiliated accounts and notes receivable	$3,276,387	$3,223,627
Accounts payable and other accrued liabilities	3,720,217	3,706,424

For the three months ended March 31, 2024 and 2023, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	2024	2023
Revenues	$224,135	$185,073
Interest expense	137,633	92,444
Administrative and operating expenses	65,683	62,058
Income tax provision	3,092	7,203
Net income	$17,727	$23,368

For the Canadian Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023
Interest and other income from affiliates	$16,516	$14,586
Interest expense to affiliates	49,959	35,379

As of March 31, 2024 and December 31, 2023, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	March 31,	December 31,
	2024	2023
Cash	$158,481	$319,921
Restricted cash and cash equivalents	59,280	70,949
Receivables, less allowance for credit losses of $44,586 and $44,954	5,549,291	5,671,733
Equipment on operating leases, net	1,341,909	1,378,384
Short-term debt, including current maturities of long-term debt	1,743,321	2,393,553
Accounts payable and other accrued liabilities	728,040	800,693
Long-term debt	5,153,133	4,473,453

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of March 31, 2024 and December 31, 2023 were as follows (dollars in thousands):

	March 31,	December 31,
	2024	2023
Affiliated accounts and notes receivable	$3,238,006	$3,183,986
Accounts payable and other accrued liabilities	3,743,140	3,729,866

Other Data

	As of or for the
	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Gross receivables	$13,816,899	$11,125,074
Equipment on operating leases, net	1,341,909	1,441,383
Total portfolio	$15,158,808	$12,566,457
Delinquency (1)	0.78%	0.78%
Average gross receivables balance	$12,587,085	$10,138,412
Net credit loss (2)	0.15%	0.19%
Profitability: (3)
Return on average portfolio (4)	1.47%	1.51%
Asset Quality:
Allowance for credit losses / gross receivables	0.87%	1.07%
(1)	Delinquency is reported on gross receivables greater than 30 days past due, expressed as a percentage of the gross receivables as of the end of the respective period.
(2)	Net credit losses on the receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average balance of gross receivables.
(3)	Three months ended March 31, 2024 and 2023 annualized.
(4)	Net income for the period expressed as a percentage of the average portfolio.

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2023 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended March 31, 2024.

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

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of CNH’s markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; volatility in international trade caused by the imposition of tariffs, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which CNH North America competes; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of CNH’s products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNHI; price pressure on new and used equipment; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and its CNH North America dealers; security breaches with respect to CNH’s products; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics (such as the COVID-19 pandemic); terrorist attacks in Europe and elsewhere; the remediation of the material weaknesses; our ability to realize the anticipated benefits from our business initiatives as part of CNHI’s strategic plan including targeted restructuring actions to optimize CNHI’s cost structure and improve the efficiency of its operations; CNHI’s failure to realize, or a delay in realizing, all of the anticipated benefits of its acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our and CNHI’s success in managing the risks involved in the foregoing.

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

Further information concerning CNH Capital, including factors that potentially could materially affect CNH Capital’s financial results, is included in CNH Capital’s reports and filings with the U.S. Securities and Exchange Commission (“SEC”).

All future written and oral forward-looking statements by CNH Capital or persons acting on the behalf of CNH Capital are expressly qualified in their entirety by the cautionary statements contained herein or referred to above.

Additional factors could cause actual results to differ from those expressed or implied by the forward-looking statements included in CNH Capital’s filings with the SEC (including, but not limited to, the factors discussed in our 2023 Annual Report and subsequent quarterly reports).

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer concluded that due to two material weaknesses in our internal control over financial reporting (better described below and respectively relating to the design and implementation of information technology (“IT”) general controls in certain areas related to our enterprise resource planning (“ERP”) application and the classification of certain items within our Statement of Cash Flows), our disclosure controls and procedures were not effective as of March 31, 2024.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2023, as previously reported, we identified a material weakness in our internal control over financial reporting, which persisted as of March 31, 2024. The material weakness relates to the design and implementation of IT general controls in the areas of user access limits and segregation of duties related to our ERP application.

In addition, as of December 31, 2023, as previously reported, we determined that we have an additional material weakness in our internal control over financial reporting, which persisted as of March 31, 2024. This material weakness relates to the design and implementation of general controls over classification in our Statement of Cash Flows of changes in certain intercompany and operating lease receivables from our investing activities, and of bond discounts and debt issuance costs from our debt financing activities.

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

Management’s Plan to Remediate the Material Weakness

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

Changes in Internal Control over Financial Reporting

As described above, the Company is taking steps to remediate the material weaknesses noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Capital’s financial position or results of operations.

Item 1A.  Risk Factors

See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the three months ended March 31, 2024.

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

CNH INDUSTRIAL CAPITAL LLC
Date: May 10, 2024	/s/ Douglas MacLeod
Douglas MacLeod, Chairman and President
(Principal Executive Officer)

Date: May 10, 2024	/s/ Daniel Willems Van Dijk
Daniel Willems Van Dijk, Chief Financial Officer and Assistant Treasurer
(Principal Financial Officer)