Form 10-Q
period 2024-06-30
CNH Industrial Capital LLC
filed 2024-08-02
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of June 30, 2024, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES
Interest income on retail notes and finance leases	$92,184	$69,626	$179,575	$137,850
Rental income on operating leases	57,540	57,451	117,346	114,500
Revolving charge account income	10,883	9,996	20,189	18,326
Interest income on wholesale notes	31,007	13,336	57,930	23,931
Interest and other income from affiliates	128,259	95,569	247,733	179,673
Other income	3,490	1,136	6,896	1,352
Total revenues	323,363	247,114	629,669	475,632
EXPENSES
Interest expense:
Interest expense to third parties	174,896	117,103	337,699	212,359
Interest expense to affiliates	968	4,985	5,592	13,433
Total interest expense	175,864	122,088	343,291	225,792
Administrative and operating expenses:
Fees charged by affiliates	11,448	13,112	25,043	26,987
Provision for credit losses	11,771	2,649	22,283	4,568
Depreciation of equipment on operating leases	44,195	44,675	87,295	89,727
Other expenses, net	4,699	4,706	5,295	8,239
Total administrative and operating expenses	72,113	65,142	139,916	129,521
Total expenses	247,977	187,230	483,207	355,313
INCOME BEFORE TAXES	75,386	59,884	146,462	120,319
Income tax provision	16,548	12,186	33,151	26,320
NET INCOME	$58,838	$47,698	$113,311	$93,999

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
NET INCOME	$58,838	$47,698	$113,311	$93,999
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,298)	13,366	(14,778)	13,072
Pension liability adjustment	(112)	(186)	(220)	(367)
Change in derivative financial instruments	(489)	(387)	1,446	(2,780)
Total other comprehensive income (loss)	(4,899)	12,793	(13,552)	9,925
COMPREHENSIVE INCOME	$53,939	$60,491	$99,759	$103,924

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Cash	$81,128	$390,110
Restricted cash and cash equivalents	364,111	407,817
Receivables, less allowance for credit losses of $123,971 and $114,745, respectively	14,408,805	13,455,717
Affiliated accounts and notes receivable	182,049	74,667
Equipment on operating leases, net	1,320,375	1,378,384
Equipment held for sale	29,835	20,215
Goodwill	108,261	109,118
Other intangible assets, net	17,987	19,352
Other assets	92,594	108,147
TOTAL	$16,605,145	$15,963,527
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$5,780,961	$5,519,792
Accounts payable and other accrued liabilities	837,147	852,638
Affiliated debt	—	132,492
Long-term debt	8,364,690	7,859,629
Total liabilities	14,982,798	14,364,551
Commitments and contingent liabilities (Note 11)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	918,314	919,702
Accumulated other comprehensive loss	(150,860)	(137,308)
Retained earnings	854,893	816,582
Total stockholder’s equity	1,622,347	1,598,976
TOTAL	$16,605,145	$15,963,527

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

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

	June 30,	December 31,
	2024	2023
Restricted cash and cash equivalents	$364,111	$407,817
Receivables, less allowance for credit losses of $57,008 and $54,889, respectively	8,507,730	8,103,838
TOTAL	$8,871,841	$8,511,655

Short-term debt (including current maturities of long-term debt)	$4,046,399	$3,824,385
Long-term debt	4,220,433	4,086,419
TOTAL	$8,266,832	$7,910,804

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Dollars in thousands)

(Unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$113,311	$93,999
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	87,299	89,731
Amortization of intangibles	1,582	1,400
Provision for credit losses	22,283	4,568
Deferred income tax benefit	(20,153)	(9,589)
Other non-cash items	29,125	—
Changes in components of working capital:
Change in affiliated accounts and notes receivables	15,083	(5,582)
Change in other assets and equipment held for sale	(5,361)	(14,881)
Change in accounts payable and other accrued liabilities	7,501	(109,013)
Net cash from (used in) operating activities	250,670	50,633
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired (retail customer, revolving charge accounts and wholesale)	(8,704,128)	(8,440,653)
Collections of receivables (retail customer, revolving charge accounts and wholesale)	7,660,929	7,305,071
Change in affiliated cash pooling receivables, net	(134,074)	—
Collections of affiliated notes receivables	10,800	—
Purchase of equipment on operating leases	(202,390)	(227,809)
Proceeds from disposal of equipment on operating leases	153,345	190,007
Change in property, equipment and software, net	(217)	(462)
Net cash from (used in) investing activities	(1,215,735)	(1,173,846)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in affiliated debt, net	(131,366)	(83,515)
Proceeds from issuance of long-term debt	3,281,064	2,368,436
Payment of long-term debt	(2,365,410)	(1,361,216)
Change in committed asset-backed facilities, net	(282,739)	115,685
Change in short-term borrowings, net	185,828	(29,448)
Dividends paid to CNH Industrial America LLC	(75,000)	—
Net cash from (used in) financing activities	612,377	1,009,942
DECREASE IN CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	(352,688)	(113,271)
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Beginning of period	797,927	708,579
End of period	$445,239	$595,308
COMPONENTS OF CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Cash	$81,128	$198,036
Restricted cash and cash equivalents	364,111	397,272
TOTAL CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	$445,239	$595,308
CASH PAID DURING THE PERIOD FOR INTEREST	$331,843	$222,746
CASH PAID DURING THE PERIOD FOR TAXES	$49,174	$46,464

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2024	$—	$919,702	$(137,308)	$816,582	$1,598,976
Net income	—	—	—	54,473	54,473
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	(10,480)	—	(10,480)
Stock compensation	—	(1,219)	—	—	(1,219)
Pension liability adjustment, net of tax	—	—	(108)	—	(108)
Change in derivative financial instruments, net of tax	—	—	1,935	—	1,935
BALANCE - March 31, 2024	$—	$918,483	$(145,961)	$811,055	$1,583,577
Net income	—	—	—	58,838	58,838
Dividends paid to CNH Industrial America LLC	—	—	—	(15,000)	(15,000)
Foreign currency translation adjustment	—	—	(4,298)	—	(4,298)
Stock compensation	—	(169)	—	—	(169)
Pension liability adjustment, net of tax	—	—	(112)	—	(112)
Change in derivative financial instruments, net of tax	—	—	(489)	—	(489)
BALANCE - June 30, 2024	$—	$918,314	$(150,860)	$854,893	$1,622,347

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

CNHI is incorporated in and under the laws of the Netherlands. CNHI has its corporate seat in Amsterdam, the Netherlands, and its principal office in Basildon, England, United Kingdom. The common shares of CNHI are listed on the New York Stock Exchange under the symbol “CNH.”

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

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of December 31, 2023 or June 30, 2023.

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

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended June 30, 2024:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(153,278)	$1,417	$8,335	$(143,526)
Tax liability	—	(339)	(2,096)	(2,435)
Beginning balance, net of tax	(153,278)	1,078	6,239	(145,961)
Other comprehensive income (loss) before reclassifications	(4,298)	(94)	431	(3,961)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(54)	(1,071)	(1,125)
Tax effects	—	36	151	187
Net current-period other comprehensive income (loss)	(4,298)	(112)	(489)	(4,899)
Total	$(157,576)	$966	$5,750	$(150,860)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarized the change in the components of the Company’s AOCI balance and related tax effects for the six months ended June 30, 2024:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(142,798)	$1,559	$5,677	$(135,562)
Tax liability	—	(373)	(1,373)	(1,746)
Beginning balance, net of tax	(142,798)	1,186	4,304	(137,308)
Other comprehensive income (loss) before reclassifications	(14,778)	(182)	3,306	(11,654)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(108)	(1,288)	(1,396)
Tax effects	—	70	(572)	(502)
Net current-period other comprehensive income (loss)	(14,778)	(220)	1,446	(13,552)
Total	$(157,576)	$966	$5,750	$(150,860)

The following table summarized the change in the components of the Company’s AOCI balance and related tax effect for the three month ended June 30, 2023:

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

The reclassifications out of AOCI were immaterial for the three and six months ended June 30, 2024 and 2023.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of June 30, 2024 and December 31, 2023 is as follows:

	June 30,	December 31,
	2024	2023
Retail notes	$1,047,146	$1,291,559
Revolving charge accounts	259,572	205,872
Finance leases	224,689	219,386
Wholesale	1,783,758	1,575,142
Restricted receivables	11,217,611	10,278,503
Gross receivables	14,532,776	13,570,462
Less: Allowance for credit losses	(123,971)	(114,745)
Total receivables, net	$14,408,805	$13,455,717

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Retail notes	$7,232,463	$6,693,525
Wholesale	3,985,148	3,584,978
Total restricted receivables	$11,217,611	$10,278,503

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended June 30, 2024 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$104,244	$8,396	$5,725	$118,365
Charge-offs	(6,034)	(1,146)	—	(7,180)
Recoveries	910	206	8	1,124
Provision	7,116	2,302	2,353	11,771
Foreign currency translation and other	(91)	(7)	(11)	(109)
Ending balance	$106,145	$9,751	$8,075	$123,971

Allowance for credit losses activity for the six months ended June 30, 2024 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$101,649	$7,594	$5,502	$114,745
Charge-offs	(11,887)	(2,296)	—	(14,183)
Recoveries	1,185	302	21	1,508
Provision (benefit)	15,529	4,170	2,584	22,283
Foreign currency translation and other	(331)	(19)	(32)	(382)
Ending balance	$106,145	$9,751	$8,075	$123,971
Gross receivables:
Ending balance	$8,504,298	$259,572	$5,768,906	$14,532,776

At June 30, 2024, the allowance for credit losses included an increase in reserves primarily due to higher specific reserve needs.

Allowance for credit losses activity for the three months ended June 30, 2023 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$103,442	$7,345	$6,685	$117,472
Charge-offs	(5,358)	(447)	—	(5,805)
Recoveries	521	1	5	527
Provision (benefit)	1,119	1,749	(219)	2,649
Foreign currency translation and other	241	14	22	277
Ending balance	$99,965	$8,662	$6,493	$115,120

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the six months ended June 30, 2023 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$110,341	$8,519	$6,152	$125,012
Charge-offs	(10,970)	(4,685)	—	(15,655)
Recoveries	913	1	16	930
Benefit	(550)	4,814	304	4,568
Foreign currency translation and other	231	13	21	265
Ending balance	$99,965	$8,662	$6,493	$115,120
Gross receivables:
Ending balance	$7,369,084	$233,695	$4,430,693	$12,033,472

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables by vintage as of June 30, 2024 are as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total	Gross
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Charge-offs
Retail customer
United States
2024	$2,852	$934	$—	$3,786	$1,665,647	$1,669,433	$51
2023	17,034	7,332	6,000	30,366	2,484,144	2,514,510	2,579
2022	12,396	4,806	5,401	22,603	1,479,422	1,502,025	2,989
2021	6,946	2,713	3,337	12,996	822,854	835,850	2,115
2020	2,902	985	32,695	36,582	319,936	356,518	1,075
Prior to 2020	1,163	782	4,220	6,165	122,250	128,415	1,482
Total	$43,293	$17,552	$51,653	$112,498	$6,894,253	$7,006,751	$10,291
Canada
2024	$90	$—	$—	$90	$392,357	$392,447	$—
2023	1,302	1,130	1,166	3,598	466,795	470,393	251
2022	1,415	731	289	2,435	299,051	301,486	291
2021	811	91	629	1,531	221,520	223,051	542
2020	969	132	280	1,381	78,899	80,280	255
Prior to 2020	18	30	222	270	29,620	29,890	257
Total	$4,605	$2,114	$2,586	$9,305	$1,488,242	$1,497,547	$1,596
Revolving charge accounts
United States	$6,238	$2,733	$1,748	$10,719	$230,945	$241,664	$2,132
Canada	$412	$130	$61	$603	$17,305	$17,908	$164
Wholesale
United States	$196	$254	$440	$890	$4,633,379	$4,634,269	$—
Canada	$—	$—	$—	$—	$1,134,637	$1,134,637	$—
Total
Retail customer	$47,898	$19,666	$54,239	$121,803	$8,382,495	$8,504,298	$11,887
Revolving charge accounts	$6,650	$2,863	$1,809	$11,322	$248,250	$259,572	$2,296
Wholesale	$196	$254	$440	$890	$5,768,016	$5,768,906	$—

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

Included in the receivables balance at June 30, 2024 and December 31, 2023 is accrued interest of $94,761 and $83,879, respectively. The Company does not include accrued interest in its allowance for credit losses.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. The amount of interest income suspended was not material for the three and six months ended June 30, 2024 and 2023. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The retail customer receivables on nonaccrual status as of June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023
United States	$61,760	$55,564
Canada	$3,183	$5,321

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of June 30, 2024 and December 31, 2023, total revolving charge account receivables on nonaccrual status were immaterial. As of June 30, 2024, there were $29,510 of wholesale receivables on nonaccrual status in the United States and no wholesale receivables on nonaccrual status in Canada. As of December 31, 2023, there were no wholesale receivables on nonaccrual status.

As of June 30, 2024 and December 31, 2023, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three and six months ended June 30, 2024 and 2023 was immaterial.

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

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses. As of June 30, 2024 and 2023, the Company’s TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $69,191) as of June 30, 2024 are as follows:

2024	$111,496
2025	165,697
2026	103,503
2027	44,424
2028 and thereafter	19,005
Total lease payments	$444,125

NOTE 6: CREDIT FACILITIES AND DEBT

On May 20, 2024, the Company, through a bankruptcy-remote trust, issued $908,970 of amortizing asset-backed notes secured by U.S. retail receivables.

Repurchase Agreement

The Company is a party to a Global Master Repurchase Agreement which expires in September 2025. As of June 30, 2024, the Company had sold, and not yet repurchased, C$450,000 ($328,374) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

Committed and uncommitted unsecured facilities with banks as of June 30, 2024, totaled $881,344. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of June 30, 2024, the Company had $408,372 outstanding under these credit facilities.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company’s outstanding commercial paper totaled $387,142 as of June 30, 2024.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended June 30, 2024 and 2023 were 22.0% and 20.3%, respectively. The effective tax rate was 22.6% for the six months ended June 30, 2024, compared to 21.9% for the same period in 2023.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of June 30, 2024, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 52 months. As of June 30, 2024, the after-tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately ($3,030).

The Company also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and six months ended June 30, 2024 and 2023.

All of the Company’s interest rate derivatives as of June 30, 2024 and December 31, 2023 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $4,023,657 and $4,428,285 at June 30, 2024 and December 31, 2023, respectively. The seven-month average notional amounts for the six months ended June 30, 2024 and 2023 were $3,996,818 and $3,687,713, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of June 30, 2024 and December 31, 2023 in the consolidated balance sheets are recorded as follows:

	June 30,	December 31,
	2024	2023
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$10,694	$22,633
Accounts payable and other accrued liabilities:
Interest rate derivatives	$33,977	$32,579
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$26,490	$30,420
Foreign exchange contracts	1,755	2,601
Total	$28,245	$33,021
Accounts payable and other accrued liabilities:
Interest rate derivatives	$26,490	$30,420

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and six months ended June 30, 2024 and 2023 are recorded in the following accounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$431	$(56)	$3,306	$(2,621)
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	$1,071	$400	$1,288	$1,062
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$(339)	$2,220	$(1,243)	$2,251

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, all of which are measured as Level 2:

	June 30,	December 31,
	2024	2023
Assets
Interest rate derivatives	$37,184	$53,053
Foreign exchange contracts	1,755	2,601
Total assets	$38,939	$55,654
Liabilities
Interest rate derivatives	$60,467	$62,999

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$14,408,805	$14,326,605	$13,455,717	$13,224,506
Long-term debt	$8,364,690	$8,226,539	$7,859,629	$7,739,874

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
United States	$259,630	$197,024	$505,307	$379,919
Canada	63,920	50,630	124,764	96,738
Eliminations	(187)	(540)	(402)	(1,025)
Total	$323,363	$247,114	$629,669	$475,632
Interest expense
United States	$143,975	$101,441	$281,059	$187,093
Canada	32,076	21,187	62,634	39,724
Eliminations	(187)	(540)	(402)	(1,025)
Total	$175,864	$122,088	$343,291	$225,792
Net income
United States	$46,174	$35,823	$89,792	$72,082
Canada	12,664	11,875	23,519	21,917
Total	$58,838	$47,698	$113,311	$93,999
Depreciation and amortization
United States	$31,230	$32,432	$61,412	$65,261
Canada	13,778	12,978	27,469	25,870
Total	$45,008	$45,410	$88,881	$91,131
Expenditures for equipment on operating leases
United States	$58,338	$90,878	$138,260	$166,119
Canada	41,868	33,652	64,130	61,690
Total	$100,206	$124,530	$202,390	$227,809
Provision (benefit) for credit losses
United States	$10,976	$3,279	$20,993	$6,438
Canada	795	(630)	1,290	(1,870)
Total	$11,771	$2,649	$22,283	$4,568

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	June 30,	December 31,
	2024	2023
Total assets
United States	$13,420,826	$13,034,959
Canada	3,312,789	3,077,089
Eliminations	(128,470)	(148,521)
Total	$16,605,145	$15,963,527
Gross receivables
United States	$11,882,684	$11,134,365
Canada	2,650,092	2,436,097
Total	$14,532,776	$13,570,462

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Subsidy from CNH North America
Retail customer	$49,675	$29,389	$99,082	$57,864
Operating lease	9,119	9,835	18,569	20,158
Revolving charge accounts	1,160	1,106	1,999	1,965
Wholesale	66,349	53,953	124,994	97,366
Income from affiliated receivables
CNH North America	1,033	83	1,033	83
Banco CNH Industrial Capital Brazil	640	779	1,356	1,417
Other affiliates	283	424	700	820
Total interest and other income from affiliates	$128,259	$95,569	$247,733	$179,673

Interest expense to affiliates was $968 and $4,985, respectively, for the three months ended June 30, 2024 and 2023 and $5,592 and $13,433, respectively, for the six months ended June 30, 2024 and 2023. Fees charged by affiliates were $11,448 and $13,112, respectively, for the three months ended June 30, 2024 and 2023, and $25,043 and $26,987, respectively, for the six months ended June 30, 2024 and 2023, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of June 30, 2024 and December 31, 2023, the Company had various accounts and notes receivable and debt with the following affiliates:

	June 30,	December 31,
	2024	2023
Affiliated receivables
CNH America	$46,233	$13,377
CNH Canada	87,842	704
Banco CNH Industrial Capital Brazil	35,449	47,997
Other affiliates	12,525	12,589
Total affiliated receivables	$182,049	$74,667
Affiliated debt
CNH America	$—	$86,234
CNH Canada	—	46,258
Total affiliated debt	$—	$132,492

Accounts payable and other accrued liabilities, including tax payables, of $162,064 and $82,621 were payable to related parties as of June 30, 2024 and December 31, 2023, respectively.

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

Commitments

As of June 30, 2024, the Company had various agreements, on an uncommitted basis, to extend credit for the following portfolios:

	Total
	Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$7,327,466	$5,715,800	$1,611,666
Revolving charge accounts	$2,611,813	$263,332	$2,348,481

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

Trends and Economic Conditions

In combination with the downturn in CNH North America’s industry cycle, lower commodity prices, changes in government policies, higher interest rates and repercussions from geopolitical events, the global economy continues to experience events affecting CNH North America’s suppliers, customers and business operations. As a consequence of the industry downturn, CNH North America expects production volumes to decline for the rest of 2024 due to lower demand. Given these conditions, CNH North America expects manufacturing inefficiencies and lower fixed cost absorption.

These disruptions have contributed to an inflationary environment which has affected, and may continue to affect, the price and availability of certain products and services necessary for CNH North America’s operations, how CNH North America plans production for the end-customer demand, and how CNH North America invests in future innovations.

Our business is closely tied to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended June 30, 2024, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,739.5 million and $503.5 million, respectively, representing decreases of 7.1% and 14.3% from the same period in 2023, respectively. For the six months ended June 30, 2024, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $3,181.2 million and $942.4 million, respectively, representing decreases of 5.3% and 10.3% from the same period in 2023, respectively.

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

Net income was $58.8 million and $113.3 million for the three and six months ended June 30, 2024, respectively, compared to $47.7 million and $94.0 million for the same periods in 2023, respectively. The quarter-over-quarter and year-over-year increases were primarily driven by a higher average portfolio coupled with a higher average yield for the total portfolio, partially offset by increased borrowing costs, higher provisions for credit losses, and lower gains on used equipment sales due to decreased operating lease maturities and recovery rates. The receivables balance greater than 30 days past due as a percentage of receivables was 0.9% at June 30, 2024 and 0.8% at December 31, 2023 and  June 30, 2023.

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

Results of Operations

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

Revenues

Revenues for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change
Interest income on retail notes and finance leases	$92,184	$69,626	$22,558	32.4%
Rental income on operating leases	57,540	57,451	89	0.2
Interest income on revolving charge accounts	10,883	9,996	887	8.9
Interest income on wholesale notes	31,007	13,336	17,671	132.5
Interest and other income from affiliates	128,259	95,569	32,690	34.2
Other income	3,490	1,136	2,354	207.2
Total revenues	$323,363	$247,114	$76,249	30.9%

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change
Interest income on retail notes and finance leases	$179,575	$137,850	$41,725	30.3%
Rental income on operating leases	117,346	114,500	2,846	2.5
Interest income on revolving charge accounts	20,189	18,326	1,863	10.2
Interest income on wholesale notes	57,930	23,931	33,999	142.1
Interest and other income from affiliates	247,733	179,673	68,060	37.9
Other income	6,896	1,352	5,544	410.1
Total revenues	$629,669	$475,632	$154,037	32.4%

Total revenues were $323.4 million and $629.7 million for the three and six months ended June 30, 2024, respectively, compared to $247.1 million and $475.6 million for the same periods in 2023, respectively. The quarter-over-quarter and year-over-year increases were due to a higher average portfolio coupled with a higher average yield for the total portfolio. The average yield for the total portfolio was 8.3% and 7.6% for the three months ended June 30, 2024 and 2023, respectively, and 8.2% and 7.5% for the six months ended June 30, 2024 and 2023, respectively.

Interest income on retail notes and finance leases for the three and six months ended June 30, 2024 was $92.2 million and $179.6 million, respectively, representing an increase of $22.6 million and $41.7 million from the same periods in 2023, respectively. For the three months ended June 30, 2024, the increase from the same period in 2023 was due to the favorable impacts of $12.0 million from higher interest rates and $10.6 million from higher average earning assets. For the six months ended June 30, 2024, the increase from the same period in 2023 was due to the favorable impacts of $22.0 million from higher interest rates and $19.7 million from higher average earning assets.

Rental income on operating leases for the three and six months ended June 30, 2024 was $57.5 million and $117.3 million, respectively, representing an increase of $0.1 million and $2.8 million from the same periods in 2023, respectively. For the six months ended June 30, 2024, compared to the same period in 2023, the increase was primarily due to a $10.9 million favorable impact from higher interest rates, partially offset by a $8.1 million unfavorable impact from lower average earning assets.

Revolving charge accounts income for the three and six months ended June 30, 2024 was $10.9 million and $20.2 million, respectively, representing an increase of $0.9 million and $1.9 million from the same periods in 2023, respectively. For the three months ended June 30, 2024, the increase from the same period in 2023 was due to the favorable impacts of $0.7 million from higher average earning assets and $0.2 million from higher interest rates. For the six months ended June 30, 2024, the increase from the same period in 2023 was due to the favorable impacts of $1.2 million from higher average earning assets and $0.7 million from higher interest rates.

Interest income on wholesale notes for the three and six months ended June 30, 2024 was $31.0 million and $57.9 million, respectively, representing an increase of $17.7 million and $34.0 million from the same periods in 2023, respectively. For the three months ended June 30, 2024, the increase from the same period in 2023 was due to the favorable impacts of $17.5 million from higher average earning assets and $0.2 million from higher interest rates. For the six months ended June 30, 2024, the increase from the same period in 2023 was due to the favorable impacts of $31.7 million from higher average earning assets and $2.3 million from higher interest rates.

Interest and other income from affiliates for the three and six months ended June 30, 2024 was $128.3 million and $247.7 million, respectively, compared to $95.6 million and $179.7 million for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2024, compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers was $49.7 million and $99.1 million, respectively, an increase of $20.3 million and $41.2 million from the same periods in 2023, respectively. The increases were primarily due to higher base rates and the mix in pricing programs. For select operating leases, compensation from CNH North America for the difference between market rental rates and the amounts paid by customers was $9.1 million and $18.6 million for the three and six months ended June 30, 2024, respectively, a decrease of $0.7 million and $1.6 million from the same periods in 2023, respectively. The decreases were primarily due to lower average earning assets. For revolving charge accounts, compensation from CNH North America for low-rate financing programs and interest waiver programs offered to customers was $1.2 million and $2.0 million for the three and six months ended June 30, 2024, respectively, flat from the same periods in 2023. For the three and six months ended June 30, 2024, compensation from CNH North America for wholesale marketing programs was $66.3 million and $125.0 million, respectively, an increase of $12.4 million and $27.6 million from the same periods in 2023, respectively. The increases were primarily due to higher base rates and an increased utilization of interest-free periods.

Other income represents commissions earned on insurance and equipment protection products underwritten through a third-party insurer. For the three and six months ended June 30, 2024, other income was $3.5 million and $6.9 million, respectively, representing an increase of $2.4 million and $5.5 million from the same periods in 2023, respectively. The increases were primarily due to the Company changing insurance partners.

Expenses

Expenses for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change
Total interest expense	$175,864	$122,088	$53,776	44.0%
Fees charged by affiliates	11,448	13,112	(1,664)	(12.7)
Provision for credit losses	11,771	2,649	9,122	344.4
Depreciation of equipment on operating leases	44,195	44,675	(480)	(1.1)
Other expenses, net	4,699	4,706	(7)	(0.1)
Total expenses	$247,977	$187,230	$60,747	32.4%

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change
Total interest expense	$343,291	$225,792	$117,499	52.0%
Fees charged by affiliates	25,043	26,987	(1,944)	(7.2)
Provision for credit losses	22,283	4,568	17,715	387.8
Depreciation of equipment on operating leases	87,295	89,727	(2,432)	(2.7)
Other expenses, net	5,295	8,239	(2,944)	(35.7)
Total expenses	$483,207	$355,313	$127,894	36.0%

Total interest expense was $175.9 million and $343.3 million for the three and six months ended June 30, 2024, respectively, compared to $122.1 million and $225.8 million for the same periods in 2023, respectively. For the three months ended June 30, 2024, the increase was due to the unfavorable impacts of $28.7 million from higher average interest rates and $25.1 million from higher average total debt. For the six months ended June 30, 2024, the increase was due to the unfavorable impacts of $68.9 million from higher average interest rates and $48.6 million from higher average total debt. The average debt cost was 5.1% for the six months ended June 30, 2024 compared to 4.1% for the six months ended June 30, 2023.

The provision for credit losses were $11.8 million and $22.3 million for the three and six months ended June 30, 2024, respectively, compared to $2.6 million and $4.6 million for the same periods in 2023, respectively. For the three and six months ended June 30, 2024, compared to the same periods in 2023, the increases were due to higher specific reserve needs.

Depreciation of equipment on operating leases was $44.2 million and $87.3 million for the three and six months ended June 30, 2024, respectively, compared to $44.7 million and $89.7 million for the same periods in 2023, respectively. The decrease for the three and six months ended June 30, 2024, compared to the same periods in 2023, was primarily due to a lower average operating lease portfolio.

Other expenses, net were $4.7 million and $5.3 million for the three and six months ended June 30, 2024, respectively, compared to $4.7 million and $8.2 million for the same periods in 2023, respectively. For the three and six months ended June 30, 2024, compared to the same periods in 2023, the decreases were due to lower general and administrative costs.

The effective tax rates for the three months ended June 30, 2024 and 2023 were 22.0% and 20.3%, respectively. The effective tax rate was 22.6% for the six months ended June 30, 2024, compared to 21.9% for the same period in 2023.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change
Retail customer	$1,282,222	$1,031,802	$250,420	24.3%
Revolving charge accounts	271,268	280,626	(9,358)	(3.3)
Wholesale	3,237,119	3,593,199	(356,080)	(9.9)
Equipment on operating leases	100,206	124,530	(24,324)	(19.5)
Total originations	$4,890,815	$5,030,157	$(139,342)	(2.8)%

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change
Retail customer	$2,266,000	$1,736,102	$529,898	30.5%
Revolving charge accounts	481,405	478,359	3,046	0.6
Wholesale	5,956,723	6,226,192	(269,469)	(4.3)
Equipment on operating leases	202,390	227,809	(25,419)	(11.2)
Total originations	$8,906,518	$8,668,462	$238,056	2.7%

The increases in originations for retail customer receivables for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, were primarily due to better penetration rates. Wholesale originations decreased due to lower new equipment deliveries, partially offset by higher trade-in volumes. The decreases in operating lease originations were primarily due to customers’ preference for retail financing products.

Receivables and equipment on operating leases held as of June 30, 2024, December 31, 2023 and June 30, 2023 were as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2024	2023	2023
Retail customer	$8,504,298	$8,204,470	$7,369,084
Revolving charge accounts	259,572	205,872	233,695
Wholesale	5,768,906	5,160,120	4,430,693
Equipment on operating leases	1,320,375	1,378,384	1,429,645
Total receivables and equipment on operating leases	$15,853,151	$14,948,846	$13,463,117

The total balance of retail customer receivables greater than 30 days past due as a percentage of retail customer receivables was 1.4% at June 30, 2024, 1.2% at December 31, 2023 and 1.1% at June 30, 2023. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at June 30, 2024, December 31, 2023 or June 30, 2023. The total revolving charge account receivables balance greater than 30 days past due as a percentage of the revolving charge account receivables was 4.4% at June 30, 2024, 5.0% at December 31, 2023 and 4.7% at June 30, 2023.

Total retail customer receivables on nonaccrual status were $64.9 million, $60.9 million and $47.8 million at June 30, 2024, December 31, 2023 and June 30, 2023, respectively. As of June 30, 2024, December 31, 2023 and June 30, 2023, total revolving charge account receivables on nonaccrual status were immaterial. Total wholesale receivables on nonaccrual status were $29.5 million at June 30, 2024, and there were no wholesale receivables on nonaccrual status at December 31, 2023 and June 30, 2023.

Total receivable charge-offs and recoveries, by product, for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Charge-offs:
Retail customer	$6,034	$5,358	$11,887	$10,970
Revolving charge accounts	1,146	447	2,296	4,685
Wholesale	—	—	—	—
Total charge-offs	7,180	5,805	14,183	15,655
Recoveries:
Retail customer	(910)	(521)	(1,185)	(913)
Revolving charge accounts	(206)	(1)	(302)	(1)
Wholesale	(8)	(5)	(21)	(16)
Total recoveries	(1,124)	(527)	(1,508)	(930)
Charge-offs, net of recoveries:
Retail customer	5,124	4,837	10,702	10,057
Revolving charge accounts	940	446	1,994	4,684
Wholesale	(8)	(5)	(21)	(16)
Total charge-offs, net of recoveries	$6,056	$5,278	$12,675	$14,725

Our allowance for credit losses on all receivables financed totaled $124.0 million at June 30, 2024, $114.7 million at December 31, 2023 and $115.1 million at June 30, 2023.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of June 30, 2024.

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

Cash Flows

For the six months ended June 30, 2024 and 2023, our cash flows were as follows (dollars in thousands):

	2024	2023
Cash flows from (used in):
Operating activities	$250,670	$50,633
Investing activities	(1,215,735)	(1,173,846)
Financing activities	612,377	1,009,942
Net cash decrease	$(352,688)	$(113,271)

The increase in net cash from operating activities during the six months of 2024 compared to the same period in 2023 was primarily due to changes in components of working capital, an increase in net income and adjustments for non-cash items. The increase in net cash used for investing activities for the six months ended June 30, 2024 was primarily due to the net increase in affiliated cash pooling receivables of $134.1 million, partially offset by the decrease in net expenditures for receivables of $92.4 million. The decrease in net cash from financing activities for the six months ended June 30, 2024 was primarily due to an increase in net cash paid on external borrowings of $274.7 million and higher dividends paid of $75.0 million.

Securitization

CNH Capital and its predecessor entities have been securitizing receivables since 1992. CNH Capital had approximately $5.6 billion of public and private asset-backed securities outstanding in the U.S. and Canada as of June 30, 2024. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-backed Facilities

CNH Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.3 billion at June 30, 2024, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At June 30, 2024, there was approximately $0.3 billion of funding available under these facilities.

Repurchase Agreement

We are a party to a Global Master Repurchase Agreement which expires in September 2025. As of June 30, 2024, the Company had sold, and not yet repurchased, C$450.0 million ($328.4 million) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

Committed and uncommitted unsecured facilities with banks as of June 30, 2024, totaled $881.3 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of June 30, 2024, we had $408.4 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. Our outstanding commercial paper totaled $387.1 million as of June 30, 2024.

As of June 30, 2024, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the "U.S. Senior Notes"): (1)
3.950% notes, due 2025	$500,000
5.450% notes, due 2025	400,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
4.550% notes, due 2028	600,000
5.500% notes, due 2029	500,000
5.100% notes, due 2029	600,000
Hedging, discounts and unamortized issuance costs	(56,992)
3,643,008
Issued by CNH Industrial Capital Canada (the "Canadian Senior Notes"): (2)
1.500% notes, due 2024	218,916
5.500% notes, due 2026	291,888
4.800% notes, due 2027	291,888
Discounts and unamortized issuance costs	(3,486)
799,206
Total	$4,442,214
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Capital America and New Holland Credit.

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

Affiliate Sources

CNH Capital borrows, as needed, from CNH. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had no affiliated debt as of June 30, 2024 and $132.5 million of affiliated debt as of December 31, 2023.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at both June 30, 2024 and December 31, 2023 was $1.6 billion.

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

For the three and six months ended June 30, 2024 and 2023, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$173,134	$148,275	$336,641	$287,726
Interest expense	117,760	94,699	225,050	169,091
Administrative and operating expenses	48,501	55,164	97,026	102,385
Income tax provision (benefit)	3,730	(410)	3,899	3,924
Net income	$3,143	$(1,178)	$10,666	$12,326

For the U.S. Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest and other income from affiliates	$16,952	$15,720	$33,683	$30,791
Interest expense to affiliates	55,027	43,775	104,986	79,154

As of June 30, 2024 and December 31, 2023, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	June 30,	December 31,
	2024	2023
Cash	$65,575	$268,448
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $36,564 and $33,308	3,391,462	3,247,283
Equipment on operating leases, net	881,956	924,835
Short-term debt, including current maturities of long-term debt	1,150,798	1,091,813
Accounts payable and other accrued liabilities	604,868	660,587
Long-term debt	3,381,547	3,398,119

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of June 30, 2024 and December 31, 2023 were as follows (dollars in thousands):

	June 30,	December 31,
	2024	2023
Affiliated accounts and notes receivable	$3,353,485	$3,223,627
Accounts payable and other accrued liabilities	3,843,755	3,706,424

For the three and six months ended June 30, 2024 and 2023, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$236,865	$198,364	$461,000	$383,437
Interest expense	149,649	115,347	287,282	207,791
Administrative and operating expenses	65,970	72,250	131,653	134,308
Income tax provision	6,166	1,045	9,258	8,248
Net income	$15,080	$9,722	$32,807	$33,090

For the Canadian Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest and other income from affiliates	$16,765	$15,181	$33,281	$29,767
Interest expense to affiliates	55,027	43,775	104,986	79,154

As of June 30, 2024 and December 31, 2023, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	June 30,	December 31,
	2024	2023
Cash	$75,053	$319,921
Restricted cash and cash equivalents	63,999	70,949
Receivables, less allowance for credit losses of $47,471 and $44,954	6,030,645	5,671,733
Equipment on operating leases, net	1,320,375	1,378,384
Short-term debt, including current maturities of long-term debt	2,422,255	2,393,553
Accounts payable and other accrued liabilities	708,726	800,693
Long-term debt	4,808,158	4,473,453

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of June 30, 2024 and December 31, 2023 were as follows (dollars in thousands):

	June 30,	December 31,
	2024	2023
Affiliated accounts and notes receivable	$3,333,638	$3,183,986
Accounts payable and other accrued liabilities	3,866,671	3,729,866

Other Data

	As of or for the
	Six Months Ended June 30,
	2024	2023

	(Dollars in thousands)
Gross receivables	$14,532,776	$12,033,472
Equipment on operating leases, net	1,320,375	1,429,645
Total portfolio	$15,853,151	$13,463,117
Delinquency (1)	0.92%	0.76%
Average gross receivables balance	$13,250,065	$10,660,656
Net credit loss (2)	0.15%	0.15%
Profitability: (3)
Return on average portfolio (4)	1.50%	1.49%
Asset Quality:
Allowance for credit losses / gross receivables	0.85%	0.96%
(1)	Delinquency is reported on gross receivables greater than 30 days past due, expressed as a percentage of the gross receivables as of the end of the respective period.
(2)	Net credit losses on the receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average balance of gross receivables.
(3)	Six months ended June 30, 2024 and 2023 annualized.
(4)	Net income for the period expressed as a percentage of the average portfolio.

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2023 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended June 30, 2024.

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

Further information concerning CNH Capital, including factors that potentially could materially affect its financial results, is included in the Company’s reports and filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer concluded that due to two material weaknesses in our internal control over financial reporting (better described below and respectively relating to the design and implementation of information technology (“IT”) general controls in certain areas related to our enterprise resource planning (“ERP”) application and the classification of certain items within our Statement of Cash Flows), our disclosure controls and procedures were not effective as of June 30, 2024.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2023, as previously reported, we identified a material weakness in our internal control over financial reporting, which persisted as of June 30, 2024. The material weakness relates to the design and implementation of IT general controls in the areas of user access limits and segregation of duties related to our ERP application.

In addition, as of December 31, 2023, as previously reported, we determined that we have an additional material weakness in our internal control over financial reporting, which persisted as of June 30, 2024. This material weakness relates to the design and implementation of general controls over classification in our Statement of Cash Flows of changes in certain intercompany and operating lease receivables from our investing activities, and of bond discounts and debt issuance costs from our debt financing activities.

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

Changes in Internal Control over Financial Reporting

As described above, the Company is taking steps to remediate the material weaknesses noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the three months ended June 30, 2024.

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

CNH INDUSTRIAL CAPITAL LLC
Date: August 2, 2024	/s/ Douglas MacLeod
Douglas MacLeod, Chairman and President
(Principal Executive Officer)

Date: August 2, 2024	/s/ Daniel Willems Van Dijk
Daniel Willems Van Dijk, Chief Financial Officer and Assistant Treasurer
(Principal Financial Officer)