Form 10-Q
period 2024-09-30
CNH Industrial Capital LLC
filed 2024-11-12
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

As of September 30, 2024, all of the limited liability company interests of the registrant were held by CNH Industrial America  LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUES
Interest income on retail notes and finance leases	$92,991	$73,092	$272,566	$210,942
Rental income on operating leases	59,846	61,414	177,192	175,914
Revolving charge account income	11,891	10,455	32,080	28,781
Interest income on wholesale notes	36,509	18,370	94,439	42,301
Interest and other income from affiliates	134,729	111,913	382,462	291,586
Other income	4,062	3,153	10,958	4,505
Total revenues	340,028	278,397	969,697	754,029
EXPENSES
Interest expense:
Interest expense to third parties	181,061	134,557	518,760	346,916
Interest expense to affiliates	2,177	10,180	7,769	23,613
Total interest expense	183,238	144,737	526,529	370,529
Administrative and operating expenses:
Fees charged by affiliates	12,217	13,359	37,260	40,346
Provision for credit losses	13,384	6,649	35,667	11,217
Depreciation of equipment on operating leases	45,663	44,598	132,958	134,325
Other expenses, net	3,550	3,261	8,845	11,500
Total administrative and operating expenses	74,814	67,867	214,730	197,388
Total expenses	258,052	212,604	741,259	567,917
INCOME BEFORE TAXES	81,976	65,793	228,438	186,112
Income tax provision	18,806	15,093	51,957	41,413
NET INCOME	$63,170	$50,700	$176,481	$144,699

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
NET INCOME	$63,170	$50,700	$176,481	$144,699
Other comprehensive income (loss):
Foreign currency translation adjustment	6,376	(7,790)	(8,402)	5,282
Pension liability adjustment	(118)	(180)	(338)	(547)
Change in derivative financial instruments	(2,875)	4	(1,429)	(2,776)
Total other comprehensive income (loss)	3,383	(7,966)	(10,169)	1,959
COMPREHENSIVE INCOME	$66,553	$42,734	$166,312	$146,658

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Cash	$109,956	$390,110
Restricted cash and cash equivalents	364,149	407,817
Receivables, less allowance for credit losses of $129,173 and $114,745, respectively	14,647,416	13,455,717
Affiliated accounts and notes receivable	116,906	74,667
Equipment on operating leases, net	1,357,509	1,378,384
Equipment held for sale	36,528	20,215
Goodwill	108,608	109,118
Other intangible assets, net	17,619	19,352
Other assets	110,606	108,147
TOTAL	$16,869,297	$15,963,527
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$6,005,777	$5,519,792
Accounts payable and other accrued liabilities	783,695	852,638
Affiliated debt	39,647	132,492
Long-term debt	8,376,301	7,859,629
Total liabilities	15,205,420	14,364,551
Commitments and contingent liabilities (Note 11)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	918,291	919,702
Accumulated other comprehensive loss	(147,477)	(137,308)
Retained earnings	893,063	816,582
Total stockholder’s equity	1,663,877	1,598,976
TOTAL	$16,869,297	$15,963,527

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

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

	September 30,	December 31,
	2024	2023
Restricted cash and cash equivalents	$364,149	$407,817
Receivables, less allowance for credit losses of $56,230 and $54,889, respectively	8,666,819	8,103,838
TOTAL	$9,030,968	$8,511,655

Short-term debt (including current maturities of long-term debt)	$4,199,902	$3,824,385
Long-term debt	4,242,992	4,086,419
TOTAL	$8,442,894	$7,910,804

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands)

(Unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$176,481	$144,699
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	132,963	134,331
Amortization of intangibles	2,345	2,164
Provision for credit losses	35,667	11,217
Deferred income tax benefit	(23,615)	(27,881)
Other non-cash items	45,415	—
Changes in components of working capital:
Change in affiliated accounts and notes receivables	15,559	916
Change in other assets and equipment held for sale	(38,765)	(24,029)
Change in accounts payable and other accrued liabilities	(46,303)	(43,686)
Net cash from (used in) operating activities	299,747	197,731
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired (retail customer, revolving charge accounts and wholesale)	(12,790,118)	(13,392,367)
Collections of receivables (retail customer, revolving charge accounts and wholesale)	11,543,117	11,440,578
Change in affiliated cash pooling receivables, net	(68,188)	(223,389)
Cost of affiliated notes receivables acquired	—	(14,000)
Collections of affiliated notes receivables	10,800	8,000
Purchase of equipment on operating leases	(354,227)	(357,375)
Proceeds from disposal of equipment on operating leases	226,576	282,817
Change in property, equipment and software, net	(612)	(1,630)
Net cash from (used in) investing activities	(1,432,652)	(2,257,366)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in affiliated debt, net	(91,650)	170,352
Proceeds from issuance of long-term debt	5,396,273	4,252,037
Payment of long-term debt	(3,558,712)	(2,531,760)
Change in committed asset-backed facilities, net	(1,075,959)	(160,996)
Change in short-term borrowings, net	239,131	206,704
Dividends paid to CNH Industrial America LLC	(100,000)	—
Proceeds from capital contribution	—	25,000
Net cash from (used in) financing activities	809,083	1,961,337
DECREASE IN CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	(323,822)	(98,298)
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Beginning of period	797,927	708,579
End of period	$474,105	$610,281
COMPONENTS OF CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Cash	$109,956	$235,560
Restricted cash and cash equivalents	364,149	374,721
TOTAL CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	$474,105	$610,281
CASH PAID DURING THE PERIOD FOR INTEREST	$501,239	$358,446
CASH PAID DURING THE PERIOD FOR TAXES	$96,857	$70,441

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2024	$—	$919,702	$(137,308)	$816,582	$1,598,976
Net income	—	—	—	54,473	54,473
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	(10,480)	—	(10,480)
Stock compensation	—	(1,219)	—	—	(1,219)
Pension liability adjustment, net of tax	—	—	(108)	—	(108)
Change in derivative financial instruments, net of tax	—	—	1,935	—	1,935
BALANCE - March 31, 2024	$—	$918,483	$(145,961)	$811,055	$1,583,577
Net income	—	—	—	58,838	58,838
Dividends paid to CNH Industrial America LLC	—	—	—	(15,000)	(15,000)
Foreign currency translation adjustment	—	—	(4,298)	—	(4,298)
Stock compensation	—	(169)	—	—	(169)
Pension liability adjustment, net of tax	—	—	(112)	—	(112)
Change in derivative financial instruments, net of tax	—	—	(489)	—	(489)
BALANCE - June 30, 2024	$—	$918,314	$(150,860)	$854,893	$1,622,347
Net income	—	—	—	63,170	63,170
Dividends paid to CNH Industrial America LLC	—	—	—	(25,000)	(25,000)
Foreign currency translation adjustment	—	—	6,376	—	6,376
Stock compensation	—	(23)	—	—	(23)
Pension liability adjustment, net of tax	—	—	(118)	—	(118)
Change in derivative financial instruments, net of tax	—	—	(2,875)	—	(2,875)
BALANCE - September 30, 2024	$—	$918,291	$(147,477)	$893,063	$1,663,877

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

CNH Industrial Capital LLC and its primary operating subsidiaries, including New Holland Credit Company, LLC (“New Holland Credit”), CNH Industrial Capital America LLC (“CNH Capital America”) and CNH Industrial Capital Canada Ltd. (“CNH Capital Canada”) (collectively, “CNH Capital” or the “Company”), are each a subsidiary of CNH Industrial America LLC (“CNH America”), which is an indirect wholly-owned subsidiary of CNH Industrial N.V. (“CNH N.V.” and, together with its consolidated subsidiaries, “CNH”). CNH America and CNH Industrial Canada Ltd. (“CNH Canada” and, together with CNH America, “CNH North America”) design, manufacture, and sell agricultural and construction equipment. CNH Capital provides financial services for CNH North America dealers and end-use customers primarily located in the United States and Canada.

CNH N.V. is incorporated in and under the laws of the Netherlands. CNH N.V. has its corporate seat in Amsterdam, the Netherlands, and its principal office in Basildon, England, United Kingdom. The common shares of CNH N.V. are listed on the New York Stock Exchange under the symbol “CNH.”

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

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of December 31, 2023 or September 30, 2023.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) includes net income plus other comprehensive income, which includes foreign currency translation gains and losses, certain changes in pension plans and changes in fair value of certain derivatives designated as cash flow hedges.

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended September 30, 2024:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(157,576)	$1,269	$7,695	$(148,612)
Tax liability	—	(303)	(1,945)	(2,248)
Beginning balance, net of tax	(157,576)	966	5,750	(150,860)
Other comprehensive income (loss) before reclassifications	6,376	(103)	(2,899)	3,374
Amounts reclassified from accumulated other comprehensive income (loss)	—	(53)	(987)	(1,040)
Tax effects	—	38	1,011	1,049
Net current-period other comprehensive income (loss)	6,376	(118)	(2,875)	3,383
Total	$(151,200)	$848	$2,875	$(147,477)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarized the change in the components of the Company’s AOCI balance and related tax effects for the nine months ended September 30, 2024:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(142,798)	$1,559	$5,677	$(135,562)
Tax liability	—	(373)	(1,373)	(1,746)
Beginning balance, net of tax	(142,798)	1,186	4,304	(137,308)
Other comprehensive income (loss) before reclassifications	(8,402)	(285)	407	(8,280)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(161)	(2,275)	(2,436)
Tax effects	—	108	439	547
Net current-period other comprehensive income (loss)	(8,402)	(338)	(1,429)	(10,169)
Total	$(151,200)	$848	$2,875	$(147,477)

The following table summarized the change in the components of the Company’s AOCI balance and related tax effect for the three month ended September 30, 2023:

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The reclassifications out of AOCI were immaterial for the three and nine months ended September 30, 2024 and 2023.

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of September 30, 2024 and December 31, 2023 is as follows:

	September 30,	December 31,
	2024	2023
Retail notes	$1,157,324	$1,291,559
Revolving charge accounts	282,742	205,872
Finance leases	233,289	219,386
Wholesale	1,797,738	1,575,142
Restricted receivables	11,305,496	10,278,503
Gross receivables	14,776,589	13,570,462
Less: Allowance for credit losses	(129,173)	(114,745)
Total receivables, net	$14,647,416	$13,455,717

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Retail notes	$7,411,538	$6,693,525
Wholesale	3,893,958	3,584,978
Total restricted receivables	$11,305,496	$10,278,503

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

Allowance for Credit Losses

The allowance for credit losses is the Company’s estimate of the lifetime expected credit losses inherent in the receivables. Retail customer receivables  primarily include retail notes and finance leases to end-use customers. Revolving charge accounts represent financing for customers to purchase parts, service, rentals, implements and attachments from CNH North America dealers. Wholesale receivables include dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Typically, the Company’s receivables within a geographic area have similar risk profiles and methods for assessing and monitoring risk.

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

Allowance for credit losses activity for the three months ended September 30, 2024 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$106,145	$9,751	$8,075	$123,971
Charge-offs	(8,552)	(1,798)	—	(10,350)
Recoveries	342	128	1,547	2,017
Provision (benefit)	13,871	1,169	(1,656)	13,384
Foreign currency translation and other	125	10	16	151
Ending balance	$111,931	$9,260	$7,982	$129,173

Allowance for credit losses activity for the nine months ended September 30, 2024 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$101,649	$7,594	$5,502	$114,745
Charge-offs	(20,439)	(4,094)	—	(24,533)
Recoveries	1,527	430	1,568	3,525
Provision	29,400	5,339	928	35,667
Foreign currency translation and other	(206)	(9)	(16)	(231)
Ending balance	$111,931	$9,260	$7,982	$129,173
Gross receivables:
Ending balance	$8,802,151	$282,742	$5,691,696	$14,776,589

At September 30, 2024, the allowance for credit losses included an increase in reserves primarily due to higher specific reserve needs.

Allowance for credit losses activity for the three months ended September 30, 2023 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$99,965	$8,662	$6,493	$115,120
Charge-offs	(1,771)	(1,231)	—	(3,002)
Recoveries	313	4	5	322
Provision (benefit)	4,378	2,305	(34)	6,649
Foreign currency translation and other	(123)	(8)	(14)	(145)
Ending balance	$102,762	$9,732	$6,450	$118,944

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the nine months ended September 30, 2023 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$110,341	$8,519	$6,152	$125,012
Charge-offs	(12,741)	(5,916)	—	(18,657)
Recoveries	1,226	5	21	1,252
Provision	3,828	7,119	270	11,217
Foreign currency translation and other	108	5	7	120
Ending balance	$102,762	$9,732	$6,450	$118,944
Gross receivables:
Ending balance	$7,723,056	$265,775	$4,830,862	$12,819,693

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables by vintage as of September 30, 2024 are as follows:

							S
			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total	Gross
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Charge-offs
Retail customer
United States
2024	$8,055	$1,128	$743	$9,926	$2,429,072	$2,438,998	$280
2023	23,435	6,310	8,791	38,536	2,185,260	2,223,796	5,856
2022	14,016	3,344	6,998	24,358	1,373,316	1,397,674	4,722
2021	7,562	1,832	5,219	14,613	728,207	742,820	3,101
2020	3,024	771	33,564	37,359	266,681	304,040	1,661
Prior to 2020	1,240	240	4,315	5,795	85,801	91,596	1,839
Total	$57,332	$13,625	$59,630	$130,587	$7,068,337	$7,198,924	$17,459
Canada
2024	$1,075	$164	$148	$1,387	$645,840	$647,227	$—
2023	1,114	746	812	2,672	390,951	393,623	931
2022	770	62	520	1,352	272,579	273,931	599
2021	636	24	565	1,225	198,810	200,035	749
2020	347	36	339	722	67,173	67,895	361
Prior to 2020	119	9	115	243	20,273	20,516	340
Total	$4,061	$1,041	$2,499	$7,601	$1,595,626	$1,603,227	$2,980
Revolving charge accounts
United States	$4,129	$2,159	$1,922	$8,210	$253,827	$262,037	$3,898
Canada	$446	$151	$116	$713	$19,992	$20,705	$196
Wholesale
United States	$125	$106	$109	$340	$4,579,747	$4,580,087	$—
Canada	$—	$—	$—	$—	$1,111,609	$1,111,609	$—
Total
Retail customer	$61,393	$14,666	$62,129	$138,188	$8,663,963	$8,802,151	$20,439
Revolving charge accounts	$4,575	$2,310	$2,038	$8,923	$273,819	$282,742	$4,094
Wholesale	$125	$106	$109	$340	$5,691,356	$5,691,696	$—

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

Included in the receivables balance at September 30, 2024 and December 31, 2023 is accrued interest of $103,405 and $83,879, respectively. The Company does not include accrued interest in its allowance for credit losses.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. The amount of interest income suspended was not material for the three and nine months ended September 30, 2024 and 2023. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The retail customer receivables on nonaccrual status as of September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023
United States	$76,959	$55,564
Canada	$3,066	$5,321

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of September 30, 2024 and December 31, 2023, total revolving charge account receivables on nonaccrual status were immaterial. As of September 30, 2024, there were $25,004 of wholesale receivables on nonaccrual status in the United States and no wholesale receivables on nonaccrual status in Canada. As of December 31, 2023, there were no wholesale receivables on nonaccrual status.

As of September 30, 2024 and December 31, 2023, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three and nine months ended September 30, 2024 and 2023 was immaterial.

Troubled Debt Restructurings

A restructuring of a receivable constitutes a troubled debt restructuring (“TDR”) when the lender grants a concession it would not otherwise consider to a customer that is experiencing financial difficulties. TDRs typically result in payment deferrals, extended contract maturities, modification of a contractual interest rate or waiving of interest and principal. As a largely collateral based lender, the Company typically has recourse to the financed assets on default. As such, for retail receivables, concessions are typically provided based on bankruptcy court proceedings.

As of September 30, 2024 and 2023, the Company’s TDRs were immaterial.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $74,438) as of September 30, 2024 are as follows:

2024	$56,313
2025	184,748
2026	122,448
2027	59,077
2028 and thereafter	28,723
Total lease payments	$451,309

NOTE 6: CREDIT FACILITIES AND DEBT

On August 22, 2024, the Company, through a trust, issued C$548,770 ($403,181) of amortizing asset-backed notes secured by Canadian retail receivables.

On September 16, 2024, the Company extended the maturity date of the U.S. retail committed asset-backed facility to September 2026.

On September 24, 2024, the Company, through a bankruptcy-remote trust, issued $1,174,100 of amortizing asset-backed notes secured by U.S. retail receivables.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Repurchase Agreement

The Company is a party to a Global Master Repurchase Agreement which expires in September 2025. As of September 30, 2024, the Company had sold, and not yet repurchased, C$450,000 ($332,928) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

Committed and uncommitted unsecured facilities with banks as of September 30, 2024, totaled $848,400. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of September 30, 2024, the Company had $334,416 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company’s outstanding commercial paper totaled $487,796 as of September 30, 2024.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended September 30, 2024 and 2023 was 22.9%. The effective tax rate was 22.7% for the nine months ended September 30, 2024, compared to 22.3% for the same period in 2023.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of September 30, 2024, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 55 months. As of September 30, 2024, the after-tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately ($2,660).

The Company also enters into offsetting interest rate derivatives with substantially similar terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and nine months ended September 30, 2024 and 2023.

All of the Company’s interest rate derivatives as of September 30, 2024 and December 31, 2023 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $3,960,224 and $4,428,285 at September 30, 2024 and December 31, 2023, respectively. The ten-month average notional amounts for the nine months ended September 30, 2024 and 2023 were $3,997,343 and $3,696,877, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of September 30, 2024 and December 31, 2023 in the consolidated balance sheets are recorded as follows:

	September 30,	December 31,
	2024	2023
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$38,402	$22,633
Accounts payable and other accrued liabilities:
Interest rate derivatives	$18,845	$32,579
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$12,393	$30,420
Foreign exchange contracts	1,579	2,601
Total	$13,972	$33,021
Accounts payable and other accrued liabilities:
Interest rate derivatives	$12,393	$30,420

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and nine months ended September 30, 2024 and 2023 are recorded in the following accounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$(2,899)	$812	$407	$(1,809)
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	$987	$781	$2,275	$1,843
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$176	$(1,227)	$(1,067)	$1,024

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, all of which are measured as Level 2:

	September 30,	December 31,
	2024	2023
Assets
Interest rate derivatives	$50,795	$53,053
Foreign exchange contracts	1,579	2,601
Total assets	$52,374	$55,654
Liabilities
Interest rate derivatives	$31,238	$62,999

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$14,647,416	$14,598,890	$13,455,717	$13,224,506
Long-term debt	$8,376,301	$8,452,090	$7,859,629	$7,739,874

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 9: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
United States	$276,269	$224,291	$781,576	$604,210
Canada	63,874	54,463	188,638	151,201
Eliminations	(115)	(357)	(517)	(1,382)
Total	$340,028	$278,397	$969,697	$754,029
Interest expense
United States	$150,830	$121,318	$431,889	$308,411
Canada	32,523	23,776	95,157	63,500
Eliminations	(115)	(357)	(517)	(1,382)
Total	$183,238	$144,737	$526,529	$370,529
Net income
United States	$52,815	$40,248	$142,607	$112,330
Canada	10,355	10,452	33,874	32,369
Total	$63,170	$50,700	$176,481	$144,699
Depreciation and amortization
United States	$32,124	$32,006	$93,536	$97,267
Canada	14,303	13,358	41,772	39,228
Total	$46,427	$45,364	$135,308	$136,495
Expenditures for equipment on operating leases
United States	$115,562	$86,985	$253,822	$253,104
Canada	36,275	42,581	100,405	104,271
Total	$151,837	$129,566	$354,227	$357,375
Provision (benefit) for credit losses
United States	$11,960	$5,139	$32,953	$11,577
Canada	1,424	1,510	2,714	(360)
Total	$13,384	$6,649	$35,667	$11,217

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

	As of	As of
	September 30,	December 31,
	2024	2023
Total assets
United States	$13,611,524	$13,034,959
Canada	3,386,665	3,077,089
Eliminations	(128,892)	(148,521)
Total	$16,869,297	$15,963,527
Gross receivables
United States	$12,041,048	$11,134,365
Canada	2,735,541	2,436,097
Total	$14,776,589	$13,570,462

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Subsidy from CNH North America
Retail customer	$56,354	$35,917	$155,436	$93,781
Operating lease	9,146	10,265	27,715	30,423
Revolving charge accounts	1,243	1,086	3,242	3,051
Wholesale	66,973	63,169	191,967	160,535
Income from affiliated receivables
CNH North America	209	422	1,242	505
Banco CNH Industrial Capital Brazil	556	723	1,912	2,140
Other affiliates	248	331	948	1,151
Total interest and other income from affiliates	$134,729	$111,913	$382,462	$291,586

Interest expense to affiliates was $2,177 and $10,180, respectively, for the three months ended September 30, 2024 and 2023 and $7,769 and $23,613, respectively, for the nine months ended September 30, 2024 and 2023. Fees charged by affiliates were $12,217 and $13,359, respectively, for the three months ended September 30, 2024 and 2023, and $37,260 and $40,346, respectively, for the nine months ended September 30, 2024 and 2023, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of September 30, 2024 and December 31, 2023, the Company had various accounts and notes receivable and debt with the following affiliates:

	September 30,	December 31,
	2024	2023
Affiliated receivables
CNH America	$—	$13,377
CNH Canada	68,188	704
Banco CNH Industrial Capital Brazil	36,005	47,997
Other affiliates	12,713	12,589
Total affiliated receivables	$116,906	$74,667
Affiliated debt
CNH America	$39,647	$86,234
CNH Canada	—	46,258
Total affiliated debt	$39,647	$132,492

Accounts payable and other accrued liabilities, including tax payables, of $145,608 and $82,621 were payable to related parties as of September 30, 2024 and December 31, 2023, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

Guarantees

The Company provides payment guarantees on the financial debt of various foreign financial services subsidiaries of CNH N.V. for approximately $50,400. The guarantees are in effect for the term of the underlying funding facilities.

Commitments

As of September 30, 2024, the Company had various agreements, on an uncommitted basis, to extend credit for the following portfolios:

	Total
	Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$7,586,332	$5,634,083	$1,952,249
Revolving charge accounts	$2,675,517	$287,400	$2,388,117

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 12: SUBSEQUENT EVENTS

On October 1, 2024, CNH Capital Canada repaid C$300,000 ($222,330) of its 1.500% unsecured notes due 2024.

On October 9, 2024, CNH Industrial Capital LLC completed an offering of $500,000 in aggregate principal amount of its 4.500% unsecured notes due 2027, with an issue price of 99.809%.

On October 10, 2024, the CNH Capital Canada completed a private placement offering of C$300,000 ($218,250) in aggregate principal amount of its 4.000% unsecured notes due 2028, with an issue price of 99.964%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Organization

CNH Industrial Capital LLC and its primary operating subsidiaries, including New Holland Credit Company, LLC (“New Holland Credit”), CNH Industrial Capital America LLC (“CNH Capital America”) and CNH Industrial Capital Canada Ltd. (“CNH Capital Canada”) (collectively, “CNH Capital”, the “Company” or “we”) are each an indirect wholly owned subsidiary of CNH Industrial N.V. (“CNH N.V.” and, together with its consolidated subsidiaries, “CNH”) and is headquartered in Racine, Wisconsin. As a captive finance company, our primary business is to underwrite and manage financing products for end-use customers and dealers of CNH Industrial America LLC (“CNH America”) and CNH Industrial Canada Ltd. (“CNH Canada” and, together with CNH America, “CNH North America”) and provide other related financial products and services to support the sale of agricultural and construction equipment sold by CNH North America.

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

Trends and Economic Conditions

In combination with the downturn in CNH North America’s industry cycle, lower commodity prices, changes in government policies, higher interest rates and repercussions from geopolitical events, the global economy continues to experience events affecting CNH North America’s suppliers, customers and business operations. As a consequence of the industry downturn and the resulting increase in dealer inventories of CNH North America’s products, CNH North America expects production volumes to decline for the rest of 2024 due to lower demand. Given these conditions, CNH North America expects manufacturing inefficiencies and lower fixed cost absorption.

These disruptions have contributed to an inflationary environment which has affected, and may continue to affect, the price and availability of certain products and services necessary for CNH North America’s operations, how CNH North America plans production for the end-customer demand, and how CNH North America invests in future innovations.

Our business is closely tied to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended September 30, 2024, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,402.0 million and $357.7 million, respectively, representing decreases of 22.4% and 34.2% from the same period in 2023, respectively. For the nine months ended September 30, 2024, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $4,583.2 million and $1,300.1 million, respectively, representing decreases of 11.3% and 18.4% from the same period in 2023, respectively.

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

Net income was $63.2 million and $176.5 million for the three and nine months ended September 30, 2024, respectively, compared to $50.7 million and $144.7 million for the same periods in 2023, respectively. The quarter-over-quarter and year-over-year increases were primarily driven by a higher average portfolio coupled with a higher average yield for the total portfolio, partially offset by increased borrowing costs, higher provisions for credit losses, and lower gains on used equipment sales due to decreased operating lease maturities and recovery rates. The receivables balance greater than 30 days past due as a percentage of receivables was 1.0% at September 30, 2024 and 0.8% at December 31, 2023 and September 30, 2023.

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

Results of Operations

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

Revenues

Revenues for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change
Interest income on retail notes and finance leases	$92,991	$73,092	$19,899	27.2%
Rental income on operating leases	59,846	61,414	(1,568)	(2.6)
Interest income on revolving charge accounts	11,891	10,455	1,436	13.7
Interest income on wholesale notes	36,509	18,370	18,139	98.7
Interest and other income from affiliates	134,729	111,913	22,816	20.4
Other income	4,062	3,153	909	28.8
Total revenues	$340,028	$278,397	$61,631	22.1%

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change
Interest income on retail notes and finance leases	$272,566	$210,942	$61,624	29.2%
Rental income on operating leases	177,192	175,914	1,278	0.7
Interest income on revolving charge accounts	32,080	28,781	3,299	11.5
Interest income on wholesale notes	94,439	42,301	52,138	123.3
Interest and other income from affiliates	382,462	291,586	90,876	31.2
Other income	10,958	4,505	6,453	143.2
Total revenues	$969,697	$754,029	$215,668	28.6%

Total revenues were $340.0 million and $969.7 million for the three and nine months ended September 30, 2024, respectively, compared to $278.4 million and $754.0 million for the same periods in 2023, respectively. The quarter-over-quarter and year-over-year increases were due to a higher average portfolio coupled with a higher average yield for the total portfolio. The average yield for the total portfolio was 8.4% and 8.0% for the three months ended September 30, 2024 and 2023, respectively, and 8.3% and 7.7% for the nine months ended September 30, 2024 and 2023, respectively.

Interest income on retail notes and finance leases for the three and nine months ended September 30, 2024 was $93.0 million and $272.6 million, respectively, representing an increase of $19.9 million and $61.6 million from the same periods in 2023, respectively. For the three months ended September 30, 2024, the increase from the same period in 2023 was due to the favorable impacts of $10.8 million from higher average earning assets and $9.1 million from higher interest rates. For the nine months ended September 30, 2024, the increase from the same period in 2023 was due to the favorable impacts of $31.1 million from higher interest rates and $30.5 million from higher average earning assets.

Rental income on operating leases for the three and nine months ended September 30, 2024 was $59.8 million and $177.2 million, respectively, representing a decrease of $1.6 million and an increase of $1.3 million from the same periods in 2023, respectively. For the three months ended September 30, 2024, compared to the same period in 2023, the decrease was primarily due to a $4.1 million unfavorable impact from lower average earning assets, partially offset by a $2.5 million favorable impact from higher interest rates. For the nine months ended September 30, 2024, compared to the same period in 2023, the increase was primarily due to a $13.4 million favorable impact from higher interest rates, partially offset by a $12.1 million unfavorable impact from lower average earning assets.

Revolving charge accounts income for the three and nine months ended September 30, 2024 was $11.9 million and $32.1 million, respectively, representing an increase of $1.4 million and $3.3 million from the same periods in 2023, respectively. For the three months ended September 30, 2024, the increase from the same period in 2023 was due to the favorable impacts of $1.0 million from higher average earning assets and $0.4 million from higher interest rates. For the nine months ended September 30, 2024, the increase from the same period in 2023 was due to the favorable impacts of $2.2 million from higher average earning assets and $1.1 million from higher interest rates.

Interest income on wholesale notes for the three and nine months ended September 30, 2024 was $36.5 million and $94.4 million, respectively, representing an increase of $18.1 million and $52.1 million from the same periods in 2023, respectively. For the three months ended September 30, 2024, the increase from the same period in 2023 was primarily due to a $19.1 million favorable impact from higher average earning assets, partially offset by a $1.0 million unfavorable impact from lower interest rates. For the nine months ended September 30, 2024, the increase from the same period in 2023 was due to the favorable impacts of $50.8 million from higher average earning assets and $1.3 million from higher interest rates.

Interest and other income from affiliates for the three and nine months ended September 30, 2024 was $134.7 million and $382.5 million, respectively, compared to $111.9 million and $291.6 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2024, compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers was $56.4 million and $155.4 million, respectively, an increase of $20.4 million and $61.7 million from the same periods in 2023, respectively. The increases were primarily due to higher base rates and the mix in pricing programs. For select operating leases, compensation from CNH North America for the difference between market rental rates and the amounts paid by customers was $9.1 million and $27.7 million for the three and nine months ended September 30, 2024, respectively, a decrease of $1.1 million and $2.7 million from the same periods in 2023, respectively. The decreases were primarily due to lower average earning assets. For revolving charge accounts, compensation from CNH North America for low-rate financing programs and interest waiver programs offered to customers was $1.2 million and $3.2 million for the three and nine months ended September 30, 2024, respectively, flat from the same periods in 2023. For the three and nine months ended September 30, 2024, compensation from CNH North America for wholesale marketing programs was $67.0 million and $192.0 million, respectively, an increase of $3.8 million and $31.4 million from the same periods in 2023, respectively. The increases were primarily due to an increased utilization of interest-free periods and higher base rates.

Other income represents commissions earned on insurance and equipment protection products underwritten through a third-party insurer. For the three and nine months ended September 30, 2024, other income was $4.1 million and $11.0 million, respectively, representing an increase of $0.9 million and $6.5 million from the same periods in 2023, respectively. The increases were primarily due to the Company changing insurance partners.

Expenses

Expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change
Total interest expense	$183,238	$144,737	$38,501	26.6%
Fees charged by affiliates	12,217	13,359	(1,142)	(8.5)
Provision for credit losses	13,384	6,649	6,735	101.3
Depreciation of equipment on operating leases	45,663	44,598	1,065	2.4
Other expenses, net	3,550	3,261	289	8.9
Total expenses	$258,052	$212,604	$45,448	21.4%

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change
Total interest expense	$526,529	$370,529	$156,000	42.1%
Fees charged by affiliates	37,260	40,346	(3,086)	(7.6)
Provision for credit losses	35,667	11,217	24,450	218.0
Depreciation of equipment on operating leases	132,958	134,325	(1,367)	(1.0)
Other expenses, net	8,845	11,500	(2,655)	(23.1)
Total expenses	$741,259	$567,917	$173,342	30.5%

Total interest expense was $183.2 million and $526.5 million for the three and nine months ended September 30, 2024, respectively, compared to $144.7 million and $370.5 million for the same periods in 2023, respectively. For the three months ended September 30, 2024, the increase was due to the unfavorable impacts of $23.1 million from higher average total debt and $15.4 million from higher average interest rates. For the nine months ended September 30, 2024, the increase was due to the unfavorable impacts of $84.3 million from higher average interest rates and $71.7 million from higher average total debt. The average debt cost was 5.1% for the nine months ended September 30, 2024 compared to 4.3% for the nine months ended September 30, 2023.

The provision for credit losses were $13.4 million and $35.7 million for the three and nine months ended September 30, 2024, respectively, compared to $6.6 million and $11.2 million for the same periods in 2023, respectively. For the three and nine months ended September 30, 2024, compared to the same periods in 2023, the increases were due to higher specific reserve needs.

Depreciation of equipment on operating leases was $45.7 million and $133.0 million for the three and nine months ended September 30, 2024, respectively, compared to $44.6 million and $134.3 million for the same periods in 2023, respectively. The increase for the three months ended September 30, 2024, compared to the same period in 2023, was largely due to increased used equipment leasing. The decrease for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to a lower average operating lease portfolio.

Other expenses, net were $3.6 million and $8.8 million for the three and nine months ended September 30, 2024, respectively, compared to $3.3 million and $11.5 million for the same periods in 2023, respectively. For the nine months ended September 30, 2024, compared to the same period in 2023, the decrease was due to lower general and administrative costs.

The effective tax rates for the three months ended September 30, 2024 and 2023 was 22.9%. The effective tax rate was 22.7% for the nine months ended September 30, 2024, compared to 22.3% for the same period in 2023.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change
Retail customer	$1,249,100	$1,167,404	$81,696	7.0%
Revolving charge accounts	281,482	289,546	(8,064)	(2.8)
Wholesale	2,555,408	3,494,764	(939,356)	(26.9)
Equipment on operating leases	151,837	129,566	22,271	17.2
Total originations	$4,237,827	$5,081,280	$(843,453)	(16.6)%

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change
Retail customer	$3,515,100	$2,903,506	$611,594	21.1%
Revolving charge accounts	762,887	767,905	(5,018)	(0.7)
Wholesale	8,512,131	9,720,956	(1,208,825)	(12.4)
Equipment on operating leases	354,227	357,375	(3,148)	(0.9)
Total originations	$13,144,345	$13,749,742	$(605,397)	(4.4)%

The increases in originations for retail customer receivables for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, were primarily due to better penetration rates. Wholesale originations decreased due to lower new equipment deliveries, partially offset by higher trade-in volumes. The increase in operating lease originations were for the three months ended September 30, 2024 was primarily driven by used equipment leasing.

Receivables and equipment on operating leases held as of September 30, 2024, December 31, 2023 and September 30, 2023 were as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2024	2023	2023
Retail customer	$8,802,151	$8,204,470	$7,723,056
Revolving charge accounts	282,742	205,872	265,775
Wholesale	5,691,696	5,160,120	4,830,862
Equipment on operating leases	1,357,509	1,378,384	1,415,452
Total receivables and equipment on operating leases	$16,134,098	$14,948,846	$14,235,145

The total balance of retail customer receivables greater than 30 days past due as a percentage of retail customer receivables was 1.6% at September 30, 2024 and 1.2% at both December 31, 2023 and September 30, 2023. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at September 30, 2024, December 31, 2023 or September 30, 2023. The total revolving charge account receivables balance greater than 30 days past due as a percentage of the revolving charge account receivables was 3.2% at September 30, 2024, 5.0% at December 31, 2023 and 3.7% at September 30, 2023.

Total retail customer receivables on nonaccrual status were $80.0 million, $60.9 million and $54.3 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively. As of September 30, 2024, December 31, 2023 and September 30, 2023, total revolving charge account receivables on nonaccrual status were immaterial. Total wholesale receivables on nonaccrual status were $25.0 million at September 30, 2024, and there were no wholesale receivables on nonaccrual status at December 31, 2023 and September 30, 2023.

Total receivable charge-offs and recoveries, by product, for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Charge-offs:
Retail customer	$8,552	$1,771	$20,439	$12,741
Revolving charge accounts	1,798	1,231	4,094	5,916
Wholesale	—	—	—	—
Total charge-offs	10,350	3,002	24,533	18,657
Recoveries:
Retail customer	(342)	(313)	(1,527)	(1,226)
Revolving charge accounts	(128)	(4)	(430)	(5)
Wholesale	(1,547)	(5)	(1,568)	(21)
Total recoveries	(2,017)	(322)	(3,525)	(1,252)
Charge-offs, net of recoveries:
Retail customer	8,210	1,458	18,912	11,515
Revolving charge accounts	1,670	1,227	3,664	5,911
Wholesale	(1,547)	(5)	(1,568)	(21)
Total charge-offs, net of recoveries	$8,333	$2,680	$21,008	$17,405

Our allowance for credit losses on all receivables financed totaled $129.2 million at September 30, 2024, $114.7 million at December 31, 2023 and $118.9 million at September 30, 2023.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of September 30, 2024.

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

Cash Flows

For the nine months ended September 30, 2024 and 2023, our cash flows were as follows (dollars in thousands):

	2024	2023
Cash flows from (used in):
Operating activities	$299,747	$197,731
Investing activities	(1,432,652)	(2,257,366)
Financing activities	809,083	1,961,337
Net cash decrease	$(323,822)	$(98,298)

The increase in net cash from operating activities during the nine months of 2024 compared to the same period in 2023 was primarily due to adjustments for non-cash items and increases in net income and provision for credit losses. The decrease in net cash used for investing activities for the nine months ended September 30, 2024 was primarily due to the decreases in net expenditures for receivables, affiliated cash pooling receivables and affiliated notes receivables of $704.8 million, $155.2 million and $16.8 million, respectively, partially offset by the increase in net expenditures for equipment on operating leases of $53.1 million. The decrease in net cash from financing activities for the nine months ended September 30, 2024 was primarily due to increases in net cash paid on external borrowings and affiliated debt of $765.3 million and $262.0 million, respectively, higher dividends paid of $100.0 million and a decrease in capital contributions of $25.0 million.

Securitization

CNH Capital and its predecessor entities have been securitizing receivables since 1992. CNH Capital had approximately $6.2 billion of public and private asset-backed securities outstanding in the U.S. and Canada as of September 30, 2024. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-backed Facilities

CNH Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.3 billion at September 30, 2024, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At September 30, 2024, there was approximately $1.1 billion of funding available under these facilities.

Repurchase Agreement

We are a party to a Global Master Repurchase Agreement which expires in September 2025. As of September 30, 2024, the Company had sold, and not yet repurchased, C$450.0 million ($332.9 million) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

Committed and uncommitted unsecured facilities with banks as of September 30, 2024, totaled $848.4 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of September 30, 2024, we had $334.4 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. Our outstanding commercial paper totaled $487.8 million as of September 30, 2024.

As of September 30, 2024, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the “U.S. Senior Notes”): (1)
3.950% notes, due 2025	$500,000
5.450% notes, due 2025	400,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
4.550% notes, due 2028	600,000
5.500% notes, due 2029	500,000
5.100% notes, due 2029	600,000
Hedging, discounts and unamortized issuance costs	(11,084)
3,688,916
Issued by CNH Industrial Capital Canada (the “Canadian Senior Notes”): (2)
1.500% notes, due 2024	221,952
5.500% notes, due 2026	295,936
4.800% notes, due 2027	295,936
Discounts and unamortized issuance costs	(3,060)
810,764
Total	$4,499,680
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Capital America and New Holland Credit.

Credit Ratings

Our ability to obtain funding is affected by credit ratings of our debt, which are closely related to the outlook for and the financial condition of CNH N.V., and the nature and availability of our support agreement with CNH N.V.

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

Affiliate Sources

CNH Capital borrows, as needed, from CNH. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $39.6 million and $132.5 million as of September 30, 2024 and December 31, 2023, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at September 30, 2024 and December 31, 2023 was $1.7 billion and $1.6 billion, respectively.

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

For the three and nine months ended September 30, 2024 and 2023, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$178,844	$165,816	$515,485	$453,542
Interest expense	124,014	114,199	349,064	283,290
Administrative and operating expenses	43,176	57,885	140,202	160,270
Income tax provision (benefit)	2,910	(1,550)	6,809	2,374
Net income	$8,744	$(4,718)	$19,410	$7,608

For the U.S. Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest and other income from affiliates	$17,169	$16,304	$50,852	$47,096
Interest expense to affiliates	60,179	52,390	165,165	131,544

As of September 30, 2024 and December 31, 2023, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	September 30,	December 31,
	2024	2023
Cash	$93,061	$268,448
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $41,441 and $33,308	3,498,052	3,247,283
Equipment on operating leases, net	907,499	924,835
Short-term debt, including current maturities of long-term debt	1,250,995	1,091,813
Accounts payable and other accrued liabilities	582,227	660,587
Long-term debt	3,359,580	3,398,119

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of September 30, 2024 and December 31, 2023 were as follows (dollars in thousands):

	September 30,	December 31,
	2024	2023
Affiliated accounts and notes receivable	$3,380,797	$3,223,627
Accounts payable and other accrued liabilities	3,924,634	3,706,424

For the three and nine months ended September 30, 2024 and 2023, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$242,601	$219,919	$703,601	$603,356
Interest expense	156,422	137,616	443,704	345,407
Administrative and operating expenses	61,624	75,751	193,277	210,059
Income tax provision	5,744	1,456	15,002	9,704
Net income	$18,811	$5,096	$51,618	$38,186

For the Canadian Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest and other income from affiliates	$17,054	$15,947	$50,335	$45,714
Interest expense to affiliates	60,179	52,390	165,165	131,544

As of September 30, 2024 and December 31, 2023, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	September 30,	December 31,
	2024	2023
Cash	$98,048	$319,921
Restricted cash and cash equivalents	64,883	70,949
Receivables, less allowance for credit losses of $52,540 and $44,954	6,222,494	5,671,733
Equipment on operating leases, net	1,357,509	1,378,384
Short-term debt, including current maturities of long-term debt	2,524,606	2,393,553
Accounts payable and other accrued liabilities	676,854	800,693
Long-term debt	4,862,796	4,473,453

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of September 30, 2024 and December 31, 2023 were as follows (dollars in thousands):

	September 30,	December 31,
	2024	2023
Affiliated accounts and notes receivable	$3,360,668	$3,183,986
Accounts payable and other accrued liabilities	3,947,725	3,729,866

Other Data

	As of or for the
	Nine Months Ended September 30,
	2024	2023

	(Dollars in thousands)
Gross receivables	$14,776,589	$12,819,693
Equipment on operating leases, net	1,357,509	1,415,452
Total portfolio	$16,134,098	$14,235,145
Delinquency (1)	1.00%	0.81%
Average gross receivables balance	$13,822,445	$11,262,049
Net credit loss (2)	0.19%	0.16%
Profitability: (3)
Return on average portfolio (4)	1.53%	1.49%
Asset Quality:
Allowance for credit losses / gross receivables	0.87%	0.93%
(1)	Delinquency is reported on gross receivables greater than 30 days past due, expressed as a percentage of the gross receivables as of the end of the respective period.
(2)	Net credit losses on the receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average balance of gross receivables.
(3)	Nine months ended September 30, 2024 and 2023 annualized.
(4)	Net income for the period expressed as a percentage of the average portfolio.

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2023 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended September 30, 2024.

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

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of CNH’s markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; volatility in international trade caused by the imposition of tariffs, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which CNH North America competes; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of CNH’s products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNH N.V.; price pressure on new and used equipment; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and its CNH North America dealers; security breaches with respect to CNH’s products; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics (such as the COVID-19 pandemic); terrorist attacks in Europe and elsewhere; the remediation of the material weakness; our ability to realize the anticipated benefits from our business initiatives as part of CNH’s strategic plan including targeted restructuring actions to optimize CNH’s cost structure and improve the efficiency of its operations; CNH’s failure to realize, or a delay in realizing, all of the anticipated benefits of its acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our and CNH’s success in managing the risks involved in the foregoing.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer concluded that due to the material weakness in our internal control over financial reporting (better described below and respectively relating to the classification of certain items within our Statement of Cash Flows), our disclosure controls and procedures were not effective as of September 30, 2024.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2023, as previously reported, we identified a material weakness in our internal control over financial reporting, which continued to persist until remediated as of September 30, 2024. The material weakness related to the design and implementation of IT general controls in the areas of user access limits and segregation of duties related to our ERP application.

In addition, as of December 31, 2023, as previously reported, we determined that we have an additional material weakness in our internal control over financial reporting, which persisted as of September 30, 2024. This material weakness relates to the design and implementation of general controls over classification in our Statement of Cash Flows of changes in certain intercompany and operating lease receivables from our investing activities, and of bond discounts and debt issuance costs from our debt financing activities.

These control deficiencies have not resulted in the need to revise any previously published financial results. However, the classification deficiency in the Statement of Cash Flows, if not timely remediated, could impact the proper classification of certain amounts deriving from operating, investing or financing activities.

These control deficiencies could have resulted in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute material weaknesses.

Management’s Remediation of the Material Weakness Relating to the Design and Implementation of IT General Controls

In response to the identified material weakness relating to the design and implementation of IT general controls in certain areas related to our ERP application, we executed a remediation plan in which we designed, implemented, operated and tested new and updated controls, processes and procedures:

1.	We enhanced our IT general controls framework that addresses risks associated with user access and security, application change management and IT operations by:
a.	performing a review of all users with privileged access, validating as appropriate and correcting user access when inappropriate;
b.	performing a look-back review of actions taken by users identified with inappropriate access to assure no actions were taken by the user that would be deemed inappropriate or a material issue based on their job role;
c.	designing a new control to review privileged access as a continuous monitoring procedure; and
d.	redesigning and enhancing controls around the usage and monitoring of the firecall accounts.
2.	We implemented compensating controls and provided focused training for control owners to help sustain effective control operations relating to segregation of duties to strengthen user access controls and security.

As a result of the remediation activities and implementation of the new controls described above, we have remediated this material weakness as of September 30, 2024.

Management’s Plan to Remediate the Material Weakness Relating to the Classification of Certain Items Within Our Statement of Cash Flows

Subsequent to the identification of the material weakness relating to the classification of certain items within our Statement of Cash Flows, we have been implementing measures and taking steps to address the underlying causes of the material weakness.

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

While we believe these efforts have improved, and will continue to improve, our internal controls and address the underlying causes of the material weakness, the material weakness will not be remediated until our remediation plans have been fully implemented and tested and we have concluded that following the improvements to our internal controls, our current control environment is operating effectively for a sufficient period of time. In particular, the enhanced compensating controls and training will require time to test and assess. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

As described above, the Company is taking steps to remediate the remaining material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

See our most recent annual report on Form 10-K (Part I, Item 1A). There was no material change in our risk factors during the three months ended September 30, 2024.

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

CNH INDUSTRIAL CAPITAL LLC
Date: November 12, 2024	/s/ Douglas MacLeod
Douglas MacLeod, Chairman and President
(Principal Executive Officer)

Date: November 12, 2024	/s/ Daniel Willems Van Dijk
Daniel Willems Van Dijk, Chief Financial Officer and Assistant Treasurer
(Principal Financial Officer)