Form 10-K
period 2024-12-31
CNH Industrial Capital LLC
filed 2025-02-28
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of February 28, 2025, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I

Item 1.  Business

Overview

CNH Industrial Capital LLC (together with its consolidated subsidiaries, “CNH Capital,” the “Company” or “we”) is an indirect wholly-owned subsidiary of CNH Industrial N.V. (“CNH N.V.” and together with its consolidated subsidiaries, “CNH”) and is headquartered in Racine, Wisconsin. As a captive finance company, our primary business is to underwrite and manage financing products for end-use customers and dealers of CNH Industrial America LLC (“CNH America”) and CNH Industrial Canada Ltd. (“CNH Canada” and, together with CNH America, “CNH North America”) and provide other related financial products and services to support the sale of agricultural and construction equipment sold by CNH North America. We also provide financing products related to new and used equipment manufactured by entities other than CNH North America, as well as financing for the purchase of parts, service, rentals, implements and attachments from CNH North America dealers which may or may not be manufactured or provided by CNH North America. We are often able to offer financing to customers at advantageous interest rates or on other more favorable terms (such as longer contract terms, longer warranty terms or terms which include parts and service incentives), due to our participation in subsidized financing programs sponsored by CNH North America, which reimburses us for some or all of the cost of such terms. The primary operating subsidiaries of CNH Industrial Capital LLC include CNH Industrial Capital America LLC (“CNH Capital America”), New Holland Credit Company, LLC (“New Holland Credit”) and CNH Industrial Capital Canada Ltd. (“CNH Capital Canada”). CNH Capital America is the primary financing and business entity of CNH Capital for the United States that enters into financing arrangements with end-use customers and dealers, and CNH Capital Canada performs the same functions in Canada, while New Holland Credit acts as the servicer for financing products originated by CNH Capital America.

CNH was initially formed in 2013 by the business combination transaction between Fiat Industrial S.p.A. and CNH Global N.V. (“CNH Global”), the former indirect parents of CNH Capital. As a result of this transaction, CNH Industrial Capital LLC and its primary operating subsidiaries, including CNH Capital America, New Holland Credit and CNH Capital Canada, are indirect wholly-owned subsidiaries of CNH N.V. (with all of the equity interests in CNH Industrial Capital LLC owned by CNH N.V. through intermediate companies, through which CNH N.V. exercises indirect control over CNH Industrial Capital LLC). CNH N.V. is incorporated in and under the laws of the Netherlands. CNH N.V. has its corporate seat in Amsterdam, the Netherlands, and its principal office in Basildon, England, United Kingdom.

CNH Capital provides and administers financing to end-use customers for the purchase or lease of new and used agricultural and construction equipment and components sold through CNH North America’s dealer network, as well as revolving charge account financing and other financial services. CNH Capital also provides wholesale financing to CNH North America dealers and distributors, all of which are independently owned and operated. As a holding company, CNH Industrial Capital LLC generally does not conduct operations of its own but relies on its subsidiaries for the generation and distribution of profits.

CNH Capital’s revenue is primarily generated through the income of its portfolio and the income generated through marketing programs with CNH North America. The size of the portfolio is in part related to the level of equipment sales by CNH North America. The portfolio profitability is linked to the difference between lending and borrowing rates, the credit quality of the customers and the value of collateral. For the years ended December 31, 2024 and 2023, we derived 39% and 40%, respectively, of our revenue from CNH North America and other CNH subsidiaries.

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

As of December 31, 2024, CNH Capital had total assets of $16.9 billion and total stockholder’s equity of $1.6 billion. For the year ended December 31, 2024, CNH Capital had total revenues of $1.3 billion and net income of $246.7 million. As of December 31, 2024, CNH Capital had third-party debt of $14.5 billion, approximately 64% of which represented secured debt as of such date.

Relationship with CNH

CNH is a leading global equipment company that designs, produces and sells agricultural and construction equipment. CNH's global network includes industrial, commercial and financial services subsidiaries located in 31 countries and a commercial presence in approximately 167 countries.

CNH operates across three business segments: Agriculture, Construction and Financial Services.

CNH’s Agriculture segment designs, engineers, manufactures, distributes and services a full line of agriculture equipment, implements and precision agriculture solutions. Agriculture's product lines include tractors, combine harvesters, hay and forage equipment, seeding and planting equipment and self-propelled sprayers. Agriculture’s two leading global brands are Case IH and New Holland and its regional and technology brands include STEYR and Raven.

CNH’s Construction segment designs, manufactures and distributes a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders and compact track loaders along with a wide variety of attachments. Construction’s product lines are sold primarily under the CASE Construction Equipment, New Holland Construction and Eurocomach brands.

As of December 31, 2024 and 2023, CNH had total assets of $42.9 billion and $46.3 billion, respectively, and total equity of $7.7 billion and $8.1 billion, respectively.

For the years ended December 31, 2024 and 2023, CNH had total revenues of $19.8 billion and $24.7 billion, respectively, and net income attributable to CNH Industrial N.V. of $1.2 billion and $2.3 billion, respectively. For the year ended December 31, 2024, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America (United States, Canada and Mexico) were $5.8 billion and $1.6 billion, respectively, representing decreases of 18.4% and 27.5% from the same period in 2023, respectively.

CNH Capital is a key financing source for CNH North America’s end-use customers and dealers. The Company offers financing to customers with advantageous terms that are subsidized by CNH North America, including low-rate, interest-free or interest-only periods and other sales incentive programs.

Although our primary focus is to finance CNH North America equipment, we also provide financing products related to new and used agricultural and construction equipment manufactured by entities other than CNH North America, as well as financing for the purchase of parts, service, rentals, implements and attachments from CNH North America dealers which may or may not be manufactured or provided by CNH North America. We are still, however, dependent on CNH North America for substantially all of our business, with revenues related to financing provided to CNH North America dealers and retail customers purchasing and/or leasing from CNH North America and its dealers accounting for over 90% of our total revenues for the year ended December 31, 2024, and with loan portfolios attributable to such financing accounting for over 90% of our total receivables as of December 31, 2024.

The size of our lending portfolio is related in part to the level of equipment sales by CNH North America, which is driven by the strength of the agricultural and construction markets. The credit quality of our portfolio reflects the underwriting standards of CNH Capital, which are developed internally and independent of the sales volume goals of CNH North America.

We borrow from our affiliates as one of the funding sources for our operations and lending activity. We had no outstanding affiliate borrowings as of December 31, 2024 and $132.5 million of outstanding affiliate borrowings as of December 31, 2023, which represented 1.0% of the total indebtedness for that period.

CNH North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2024 and 2023, we incurred fees charged by our affiliates of $47.6 million and $53.8 million, respectively, representing 16% and 21%, respectively, of our total administrative and operating expenses.

Effective as of September 29, 2013, in connection with the business combination transaction of CNH Global with and into CNH N.V., CNH N.V. assumed all of CNH Global’s obligations under a support agreement, pursuant to which CNH N.V. has agreed to, among other things, (a) make cash capital contributions to us, to the extent necessary to cause our ratio of net earnings available for fixed charges to fixed charges to be not less than 1.05 for each fiscal quarter (with such ratio determined, on a consolidated basis and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), for such fiscal quarter and the immediately preceding three fiscal quarters taken as a whole), (b) generally maintain an ownership of at least 51% of the voting equity interests in us and (c) cause us to have, as of the end of any fiscal quarter, a consolidated tangible net worth of at least $50 million. The support agreement is not intended to be and is not a guarantee by CNH N.V. of our indebtedness or other obligations. The obligations of CNH N.V. to us pursuant to this support agreement are to us only and do not run to, and are not enforceable directly by, any creditor of ours, including holders of our notes or the trustee under the indenture governing our notes. The support agreement may be modified, amended or terminated, at CNH N.V.’s election, upon thirty days’ prior written notice to us and the rating agencies, if (a) the modification, amendment or termination would not result in a downgrade of our rated indebtedness; (b) the modification, amendment or notice of termination provides that the support agreement will continue in effect with respect to our rated indebtedness then outstanding; or (c) we have no long-term rated indebtedness outstanding.

Products and Services

CNH Capital’s financing products and services fall into the following main categories:

Retail (68.8% as of December 31, 2024): Retail financing products primarily include retail notes, finance leases and operating leases to end-use customers and revolving charge account financing for customers to purchase parts, service, rentals, implements and attachments from CNH North America dealers. The terms of retail notes, finance leases and operating leases generally range from two to seven years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH North America. Revolving charge accounts are generally accompanied by higher interest rates than our other retail financing products, generally require minimum monthly payments and do not have pre-determined maturity dates.

CNH Capital utilizes a proprietary credit scoring model as part of the credit approval and review process for retail financing products, and administers its own servicing and collection operations for these products.

Wholesale (31.2% as of December 31, 2024): Wholesale financing consists primarily of dealer floorplan financing, which gives dealers the ability to maintain a representative inventory of products. In addition, CNH Capital provides financing to dealers for used equipment taken in trade, equipment utilized in dealer owned rental yards, parts inventory, working capital and other financing needs. Currently, credit is extended to approximately 720 CNH North America dealers (with each being a separate legal entity) with approximately 1,720 locations in North America.

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

Competition

CNH Capital’s financing products and services are intended to be competitive with those available from third parties. CNH North America sponsors certain marketing programs that allow us to offer financing to customers at competitive or advantageous interest rates or on other more favorable terms (such as longer contract terms, longer warranty terms or terms which include parts and service incentives). Under these programs, including our low-rate financing programs or interest waiver programs, we are compensated by CNH North America for some or all of the cost of such terms. This support from CNH North America provides a material competitive advantage in offering financing to customers of CNH North America’s products.

We compete primarily with banks, equipment finance and leasing companies, and other financial institutions. Typically, this competition is based upon financial products and services offered, customer service, financial terms and interest rates charged. In addition, some of our competitors may be eligible to participate in government programs providing access to capital at more favorable rates, which may create a competitive disadvantage for CNH Capital. CNH Capital believes that its strong, long-term relationships with its dealers and end-use customers and the ease-of-use of its products provides it with a competitive edge over other third-party financing options. In addition, the marketing programs offered by CNH North America have a positive influence on the proportion of CNH North America’s equipment sales financed by CNH Capital.

Employees

The ability to attract, retain, and further develop qualified employees is crucial to the success of CNH Capital’s business and its ability to create value over the long-term. As of December 31, 2024, the Company had 342 employees, none of which were represented by unions.

Item 1A.  Risk Factors

We face many risks and uncertainties, any one of which could have a material adverse effect on our business, results of operations and financial condition. This section describes what we consider to be the most significant risks to our business based upon current knowledge, information and assumptions.

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements provide our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. Words such as “believe,” “expect,” “estimate,” “anticipate,” “will,” “should,” “plan,” “forecast,” “target,” “guide,” “project,” “intend,” “could,” and similar words or expressions may signify forward-looking statements. We do not undertake to update any forward-looking statements to reflect events or circumstances that occur after the date on which such forward-looking statement was made, except as required by applicable law.

Forward-looking statements are not guarantees of future performance. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, and other important information about forward-looking statements are disclosed under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Cautionary Note on Forward-Looking Statements,” in this Annual Report on Form 10-K.

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

CNH Capital is an indirect wholly owned subsidiary of CNH N.V. The results of operations of the Company are primarily affected by its relationships with CNH North America.

Risks Related to Our Indebtedness and Liquidity

Credit rating changes could affect our access to funding and our cost of funds, which could in turn adversely affect our financial condition and results of operations.

Our ability to access the capital markets or other forms of financing and our funding costs are highly dependent on, among other things, our credit ratings and those of CNH N.V. and our ABS transactions. Rating agencies may review and revise their ratings from time to time, and any downgrade or other negative action with respect to our credit ratings by one or more rating agencies may increase our funding costs, potentially limit our access to sources of financing and have a material adverse effect on our financial condition and results of operations. A lack of funding could result in our inability to meet customer demand for equipment financing, while increased funding costs could lead to deteriorating margins, decreased profits and could result in higher customer interest rates and lower customer demand, which in turn may adversely affect our financial condition and results of operations.

We have significant outstanding indebtedness, which may limit our ability to obtain additional funding and may limit our financial and operating flexibility.

As of December 31, 2024, we had an aggregate of $14.5 billion of consolidated indebtedness and our equity was $1.6 billion. The extent of our indebtedness could have important consequences on our operations and financial results, including:

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

A breach of one or more of the covenants could result in adverse consequences that could negatively impact our businesses, results of operations and financial condition. These consequences may include the acceleration of amounts outstanding under certain of our credit facilities, triggering an obligation to redeem certain debt securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the facilities or to enter into new facilities or the lowering or modification of CNH N.V.’s or our credit ratings. We cannot assure you that we will continue to comply with each restrictive covenant at all times, particularly if we were to encounter challenging and volatile market conditions. For further information, see Note 8: Credit Facilities and Debt to the consolidated financial statements for the year ended December 31, 2024.

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

Our business is largely dependent upon the demand for CNH North America’s products and its customers’ willingness to enter into financing or leasing arrangements to acquire or use those products. A significant and prolonged decrease in demand for CNH North America’s products could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our primary business is to provide retail and wholesale financing for the purchase or lease of CNH North America products. The demand for CNH North America’s products and our financing products and services is influenced by a number of factors such as:

●	the general economic conditions and outlook, such as market volatility and changing interest rates;
●	the price of agricultural commodities and the ability to competitively export agricultural commodities;
●	the cost of borrowing;
●	the profitability of agricultural enterprises, farmers’ income and their capitalization;
●	the demand for food products;
●	the availability of stocks and yields from previous harvests;
●	agricultural policies, including aid and subsidies to agricultural enterprises provided by governments and/or supranational organizations, policies impacting commodity prices or limiting the export or import of commodities, and alternative fuel mandates;
●	change in trade agreements or trade terms, negotiation of new trade agreements and the imposition of new tariffs against certain countries or covering certain products or raw materials;
●	change in or uncertainty surrounding global trade policies;
●	droughts, floods, fires and other unfavorable climatic conditions, especially during the spring, a particularly important period for generating CNH North America’s sales orders;
●	public infrastructure spending;
●	new residential and non-residential construction; and
●	capital spending in oil and gas and, to a lesser extent, in mining.

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

CNH North America subsidizes certain of our promotional financing programs that allow us to offer lower rate financing to customers and other advantageous financing terms (such as longer repayment and warranty periods, and special parts and service incentives). This support from CNH North America provides us with a material competitive advantage in offering financing for the purchase or lease of CNH North America’s products. Any elimination or reduction of these subsidies could negatively impact our ability to offer competitive financing options to customers, reduce customer demand for our financing products and services, and have a material adverse effect on our business, financial condition, results of operations and cash flows. For the years ended December 31, 2024, 2023 and 2022, we recognized revenues from CNH North America for marketing programs of $512.2 million, $427.2 million and $266.5 million, respectively, representing 39%, 40% and 34% of our total revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

CNH North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2024, 2023 and 2022, we incurred fees charged by our affiliates of $47.6 million, $53.8 million and $50.9 million, respectively, representing 16%, 21% and 20%, respectively, of our total administrative and operating expenses.

An increase in dealer or end use customer credit risk may result in higher delinquencies and defaults, and deterioration in collateral valuation may reduce our collateral recoveries, which could increase losses on our receivables and operating leases and adversely affect our financial condition and results of operations.

Fundamental to any organization that extends credit is credit risk. The creditworthiness of our dealers and end use customers, the rates of delinquency and default, repossessions and net losses may be impacted by many factors, including:

●	relevant industry and general economic conditions (in particular, those conditions most directly affecting the agricultural and construction industries);
●	the availability of capital;
●	the terms and conditions applicable to extensions of credit;
●	interest rates;
●	the experience and skills of the dealer’s or end use customer’s management team;
●	commodity prices;
●	political events, including government mandated moratoria on payments;
●	the weather and other climate events; and
●	the value of the collateral securing the extension of credit.

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

When, in response to a dealer or end use customer default on a receivable, we repossess collateral securing the repayment of the receivable, our ability to recover or mitigate losses by selling the collateral is subject to the current market value of such collateral. Those values are affected by levels of new and used inventory of agricultural and construction equipment on the market. They are also dependent upon the strength or weakness of market demand for new and used agricultural and construction equipment, which is affected by the strength of the general economy. In addition, repossessed collateral may be in poor condition, reducing its value. Finally, relative pricing of used equipment, compared with new equipment, can affect levels of market demand and the resale of repossessed equipment. All of the foregoing could increase losses on receivables and operating leases, adversely affecting our financial condition and results of operations.

Changes in interest rates, exchange rates and market liquidity could have a material adverse effect on our earnings and cash flows.

Because a significant number of our receivables are generated at fixed interest rates, our financial performance may be impacted by fluctuations in interest rates. Although we seek to match fund the majority of our assets, with approximately 64% of our receivables and approximately 74% of our funding at a fixed rate, respectively, as of December 31, 2024, changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow.

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

Our processes and procedures could fail to properly account for and mitigate fraud risk.

We employ processes and procedures to identify deliberate misrepresentations and omissions of information material to transactions with dealers and end use customers. They may be negatively impacted by human error and may not be effective if we fail to review them for flaws, test them for adequacy and revise them from time to time as appropriate. Although we take steps to help confirm effective process and procedures to mitigate fraud risk, we could suffer operational and financial harm if our processes and procedures fail to properly account for and mitigate fraud risks.

Changes in government monetary or fiscal policies may negatively impact our results.

In recent years, many governments have implemented measures designed to slow inflationary pressure (e.g., higher interest rates, reduced financial asset purchases). Continued periods of increased interest rates could have a dampening effect on the overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect demand for our products and our customers’ ability to repay obligations to us. Central banks and other policy arms of many countries may take actions to vary the amount of liquidity and credit available in an economy. The impact of a change in liquidity and credit policies could negatively affect the customers and markets we serve, which could adversely impact our business, financial condition and results of operations. Government initiatives that are intended to stimulate or reduce demand for products sold by CNH North America, such as changes in tax treatment or purchase incentives for new equipment, can significantly influence the timing and level of our revenues. The terms, size and duration of such government actions are unpredictable and outside of our control. Any adverse change in government policy relating to those initiatives could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our operations are subject to supervision and regulation by governmental authorities and changes in applicable laws or regulations may adversely impact our ability to engage in related business activities, increase the cost of our operations, or reduce our revenues, thus adversely affecting our business, financial condition and results of operations.

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

Our operations are highly regulated by governmental authorities which can impose significant additional costs and/or restrictions on our business. We are subject to regulations that affect our origination, servicing and securitization of receivables as well as limit the ability of our customers to enter into hedging transactions or finance purchases of CNH North America equipment. Future regulations from federal, state or provincial regulators may affect our ability to engage in these capital market activities or increase the effective cost of such transactions, which could adversely affect our financial condition, results of operations and cash flows.

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

Temperatures outside normal ranges can cause crop failure or decreased yields and may also affect disease incidence. Natural disasters such as floods, hurricanes, storms, droughts, diseases and pests can have a negative impact on agricultural production. The resulting negative impact on farm income can strongly affect demand for CNH North America’s agricultural equipment in any given period. These conditions may also adversely impact the ability of our customers to meet their payment obligations.

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

Our results of operations and financial position are and will continue to be influenced by macroeconomic factors, including changes in the level of consumer and business confidence, changes in interest rates, the availability of credit, inflation and deflation, energy prices, the cost of commodities or other raw materials and the imposition of trade tariffs and other countermeasures. Such macroeconomic factors vary from time to time and their effect on our results of operations and financial position cannot be specifically and singularly assessed and/or isolated. Our success largely depends on the vitality of the agricultural industry. Historically, the agricultural industry has been cyclical and subject to a variety of economic and other factors. Sales of agricultural equipment, in turn, are also cyclical and generally reflect the economic health of the agricultural industry. The economic health of the agricultural industry is affected by numerous factors, including farm income, farmland values, and debt levels and financing costs, all of which are influenced by the levels of commodity and protein prices, world grain stocks, acreage available and planted, crop yields, agricultural product demand, soil conditions, farm input costs, government policies, government subsidies and weather and climate conditions. Downturns in the agricultural industry due to these and other factors, which could vary by market, have in the past resulted in, and could in the future continue to result in, decreases in demand for agricultural equipment. We expect certain of these conditions to persist in fiscal year 2025. Changes in interest rates and the agricultural market business cycle are driven by factors outside of our control, and as a result we cannot reasonably foresee when these conditions will fully subside. If these conditions persist or worsen, it could continue to have an adverse impact on our business, results of operations and financial condition.

International trade policies may impact demand for CNH North America equipment.

Government policies on international trade and investment such as sanctions, import quotas, capital controls, tariffs or other retaliatory measures imposed in response to tariffs, whether adopted by non-governmental bodies, individual governments or addressed by regional trade blocks, may affect the demand for CNH North America equipment. For example, following the most recent election and administrative transition in the United States, there have been ongoing discussions and significant changes to United States trade policies, treaties, tariffs and taxes. Such policies, or any retaliatory measures imposed in response to such policies, could adversely impact the ability of our customers to meet their payment obligations, and adversely impact demand for equipment of CNH North America, leading to fewer opportunities for us to finance equipment.

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

We operate in a highly competitive environment, with financing for owners or operators of CNH North America equipment available through a variety of sources, such as banks, finance companies and other financial institutions, including government sponsored entities. Some of our competitors enjoy certain regulatory, government support or credit rating advantages over CNH Capital today, which may, among other things, enable them to access capital on more favorable terms, allow them to extend credit on more favorable terms, and subject them to less burdensome customer disclosure obligations. The types of advantages and their degree of competitive impact can change as a result of changes in  law, policy or market conditions, and for other reasons. Such competitor advantages could result in our inability to effectively compete.

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

As of December 31, 2024, our total operating lease residual values were $1.1 billion.

Our results of operations may be adversely impacted by various types of claims, lawsuits, and other contingent obligations.

We are involved in various lawsuits and other legal proceedings that arise in the ordinary course of our business. The industries in which we and CNH North America operate are also periodically reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties, the imposition of remedial measures or the assertion of private litigation claims. The ultimate outcome of these legal matters pending against us is uncertain, and although such legal matters are not expected individually to have a material adverse effect on our financial position or profitability, such legal matters could, in the aggregate, in the event of unfavorable resolutions thereof, have a material adverse effect on our results of operations and financial condition. Furthermore, we could in the future become subject to judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations in any particular period. In addition, while we maintain insurance coverage with respect to certain risks, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against claims under such policies.

Our affiliates may cease to provide us with financing support.

During previous capital markets crises, which had a material adverse effect on the ABS markets, we relied more heavily upon financing provided by CNH and its predecessors. In the event of a severe downturn in the ABS markets, we would need to look to alternative funding sources, including CNH, though CNH would have no obligation to provide such financing (other than the obligations assumed by CNH N.V. under the support agreement, dated November 4, 2011). To the extent CNH does not provide such financing to us when needed, we could suffer from a lack of funding and/or incur increased funding costs if funding is obtained through less favorable sources.

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

In the event of a bankruptcy or insolvency of CNH N.V. (or any other CNH entity, including CNH America and CNH Canada, in the jurisdictions with set off agreements) or in the event of a bankruptcy or insolvency of the CNH entity in whose name the deposit is pooled, we may be unable to secure the return of such funds to the extent they belong to us, and we may be viewed as a creditor of such CNH entity with respect to such deposits. It is possible that our claims as a creditor could be subordinated to the rights of third-party creditors in certain situations. If we are not able to recover our deposits, our financial condition and results of operations may be materially and adversely impacted.

A cybersecurity breach could interfere with our operations, compromise confidential information, negatively impact our corporate reputation and expose us to liability.

We rely upon information technology systems and networks, some of which are managed by third parties, in connection with a variety of our business activities. These systems include invoicing and collection of payments from CNH North America’s dealers and from our customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information and the proprietary information of our customers and CNH North America’s dealers, as well as personally identifiable information of those dealers, customers and our employees, in data centers and on information technology networks. Operating these information technology systems and networks in a secure manner, and processing and maintaining this data in a secure manner, are critical to our business operations and strategy. Increased information technology security threats (e.g. worms, viruses, malware, phishing attacks, ransomware, and other malicious threats) and more sophisticated computer crime, including through the use of artificial intelligence and machine learning, pose a significant risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Cybersecurity attacks could also include attacks targeting customer data. Cybersecurity attacks could also include attacks targeting customer data or the security, integrity and/or reliability of the hardware and software installed in CNH North America’s products. The third parties with which we do business are subject to similar cybersecurity risks. Any cybersecurity breach impacting the systems and networks of the third parties with which we do business could result in similar adverse effects on our business and reputation.

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

A failure or breach in security, whether of our systems and networks or those of third parties on which we rely, could expose us and our customers and dealers to risks of misuse of information or systems, the compromising of confidential information, loss of financial resources, manipulation and destruction of data and operations disruptions, which in turn could adversely affect our reputation, competitive position, businesses and results of operations. Security breaches could also result in litigation, regulatory action, unauthorized release of confidential or otherwise protected information and corruption of data, as well as remediation costs and higher operational and other costs of implementing further data protection measures. Unrelated third-party breach events could also create a threat and result in risks, including unauthorized account access, data loss and fraud, if the personal information of our dealers or end use customers becomes compromised or online log-in credentials for their CNH Capital accounts are the same as, or similar to, the credentials that have been compromised on non-CNH Capital internet sites. In addition, as security threats continue to evolve, we may need to invest additional resources to protect the security of our systems and data. The amount or scope of insurance coverage we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity attack.

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

Item 1B.  Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We assess, identify and manage risks from cybersecurity threats through CNH’s Information Technology Security and Compliance organization (“Cybersecurity Program”), which is part of CNH’s larger enterprise risk management framework. The Cybersecurity Program is currently overseen by the Audit Committee of the Board of Directors for CNH (the “CNH Audit Committee”) and is managed by CNH’s Chief Information Officer (the “CNH CIO”) and a dedicated CNH Chief Information Security Officer (the “CNH CISO”). The CNH CISO's organization has oversight of cybersecurity strategy, policy, standards, architecture and processes for the security of our enterprise network and, information assets. The CNH CISO’s organization monitors and manages, and works to identify and assess, cybersecurity risk through various technologies, resources, processes and policies that are updated to align with the changing threat landscape, our evolving business needs and global regulatory requirements. Our strategy includes risk assessments, risk and threat analysis, utilization of security tools, cybersecurity-related tabletop and phishing exercises designed to simulate cybersecurity incidents, and security awareness and technical security trainings.

We use a range of defenses to help protect against cybersecurity threats and to work to secure our assets, reduce detection time and improve recoverability. These include the ongoing monitoring of our systems, including with the assistance of third-party vendors, conducting exercises with employees and senior management, including our executive officers, to promote awareness and improve internal processes. In addition, to promote security awareness throughout the Company, employees with an email address received training and access to security awareness materials in 2024. Further, we are implementing a program for the assessment and monitoring of security standards and control procedures for external suppliers and vendors.

Under the Cybersecurity Program, cybersecurity matters are generally managed by a combination of functional groups that report to CNH N.V.’s global leadership team, as appropriate, on matters such as enterprise level cybersecurity initiatives, threat intelligence and product cybersecurity risks and remediations.

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

The CNH CISO maintains and periodically updates a Cybersecurity Incident Response Plan which is a guide to respond effectively and efficiently to cybersecurity incidents in a coordinated manner in the interest of minimizing the risk of harm to our customers, operations, partners, employees and third parties, consistent with our legal obligations. As of the date of this report, we do not believe that risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, we recognize the ever-evolving cyber risk landscape and cannot provide any assurances that we will not be subject to a material cybersecurity incident in the future. For a description of risks related to our information technology systems, including cybersecurity threats, see Item 1A, “Risk Factors.”

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of CNH Industrial Capital LLC’s limited liability company interests are owned by CNH America, which is indirectly wholly-owned by CNH N.V. There is currently no established trading market for CNH Industrial Capital LLC’s limited liability company interests. CNH Industrial Capital LLC paid cash dividends of $200 million and $135 million to CNH America in 2024 and 2022, respectively. CNH Industrial Capital LLC received capital contributions of $75 million from CNH America in 2023.

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

Trends and Economic Conditions

The global economy is experiencing volatile disruptions due to a combination of factors, including geopolitical events, shifts in trade and economic policies from the new U.S. presidential administration, change in commodity prices, as well as change in climate conditions. These disruptions have affected the price and availability of certain products and services used in CNH’s operations in 2024, and are expected to persist in 2025. These factors also affect its customers' profitability, impacting their ability to achieve higher returns on their output and reducing their purchasing power and demand for CNH’s products. CNH is closely monitoring global economic conditions and the impact that macroeconomic pressures, such as new and retaliatory tariffs, fluctuating currency exchange rates, interest rates and inflation, have on its business, customers, and suppliers.

Our business is closely tied to the agricultural and construction equipment industries because we offer financing products for such equipment. For the year ended December 31, 2024, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $5.8 billion and $1.6 billion, respectively, representing decreases of 18.4% and 27.5% from the same period in 2023, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH North America. As such, changes in the agricultural industry or with respect to our agricultural equipment customers may affect the majority of our portfolio.

As a finance company, we are subject to interest rate risks. Changing interest rates can reduce demand for CNH North America equipment, adversely affect our interest margins and increase our borrowing costs. Most of our retail customer receivables (as used herein, “retail customer receivables” refers primarily to retail notes and finance leases) are fixed rate, while our revolving charge accounts and wholesale receivables are a combination of fixed and floating rate. We manage interest rate risks via a match funding program and the selective use of derivatives.

Net income was $246.7 million for the year ended December 31, 2024, compared to $215.1 million for the year ended December 31, 2023. The increase in net income was primarily due to a higher average portfolio and lower labor costs, partially offset by increased borrowing costs, higher provisions for credit losses and lower gains on used equipment sales due to decreased operating lease maturities. The receivables balance greater than 30 days past due as a percentage of gross receivables was 1.1%, 0.8% and 1.0% at December 31, 2024, 2023 and 2022, respectively.

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

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenues

Revenues for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Interest income on retail notes and finance leases	$368,001	$288,067	$79,934	27.7%
Rental income on operating leases	238,824	237,178	1,646	0.7
Interest income on revolving charge accounts	43,152	39,568	3,584	9.1
Interest income on wholesale notes	131,062	66,015	65,047	98.5
Interest and other income from affiliates	519,837	434,257	85,580	19.7
Other income	15,665	7,568	8,097	107.0
Total revenues	$1,316,541	$1,072,653	$243,888	22.7%

Total revenues were $1.3 billion for the year ended December 31, 2024 compared to $1.1 billion for the year ended December 31, 2023. A higher average portfolio coupled with a higher average yield for the total portfolio drove the year-over-year increase in total revenues. The average yield for the total portfolio was 8.4% for the year ended December 31, 2024, compared to 7.9% for the year ended December 31, 2023.

Interest income on retail notes and finance leases for the year ended December 31, 2024 was $368.0 million, representing an increase of $79.9 million from the year ended December 31, 2023. The increase was due to the favorable impacts of $40.1 million from higher average earning assets and $39.8 million from higher interest rates.

Rental income on operating leases for the year ended December 31, 2024 was $238.8 million, representing an increase of $1.6 million from the year ended December 31, 2023. The increase was due to the favorable impact of $13.7 million from higher interest rates, partially offset by a $12.1 million unfavorable impact from lower average earning assets.

Revolving charge accounts income for the year ended December 31, 2024 was $43.2 million, representing an increase of $3.6 million from the year ended December 31, 2023. The increase was due to the favorable impacts of $3.5 million from higher average earning assets and $0.1 million from higher interest rates.

Interest income on wholesale notes for the year ended December 31, 2024 was $131.1 million, representing an increase of $65.0 million from the year ended December 31, 2023. The increase was due to the favorable impact of $68.4 million from higher average earning assets, offset by a $3.4 million unfavorable impact from lower interest rates.

Interest and other income from affiliates for the year ended December 31, 2024 was $519.8 million, representing an increase of $85.6 million from the year ended December 31, 2023. Compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers was $220.2 million and $140.2 million for the years ended December 31, 2024 and 2023, respectively. The increase was primarily due to higher base rates and the mix in pricing programs. For select operating leases, compensation from CNH North America for the difference between market rental rates and the amounts paid by customers was $37.3 million and $40.8 million for the years ended December 31, 2024 and 2023, respectively. The decrease was primarily due to lower average earning assets. For revolving charge accounts, compensation from CNH North America for low-rate financing programs and interest waiver programs offered to customers was $4.6 million and $4.1 million for the years ended December 31, 2024 and 2023, respectively. The increase was primarily due to mix of programs offered. For the year ended December 31, 2024, compensation from CNH North America for wholesale marketing programs was $250.1 million compared to $242.1 million for the prior year. The increase was primarily due to an increased utilization of interest-free periods and higher base rates.

Other income represents commissions earned on insurance and equipment protection products underwritten through a third-party insurer. For the year ended December 31, 2024, other income was $15.7 million, representing an increase of $8.1 million from the year ended December 31, 2023. The increase was primarily due to the Company changing insurance partners.

Expenses

Expenses for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Total interest expense	$706,038	$534,239	$171,799	32.2%
Fees charged by affiliates	47,611	53,804	(6,193)	(11.5)
Provision for credit losses	49,158	11,579	37,579	324.5
Depreciation of equipment on operating leases	179,671	178,969	702	0.4
Other expenses, net	19,740	17,034	2,706	15.9
Total expenses	$1,002,218	$795,625	$206,593	26.0%

Total interest expense was $706.0 million for the year ended December 31, 2024 compared to $534.2 million for the year ended December 31, 2023. The increase was due to the unfavorable impacts of $88.9 million from higher average total debt and $82.9 million from higher average interest rates. The average debt cost was 5.1% for the year ended December 31, 2024 compared to 4.5% for the year ended December 31, 2023.

Fees charged by affiliates were $47.6 million and $53.8 million for the years ended December 31, 2024 and 2023, respectively, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company. The decrease was due to lower payroll costs.

The provision for credit losses was $49.2 million for the year ended December 31, 2024 compared to $11.6 million for the year ended December 31, 2023. The increase was due to higher specific reserve needs.

Depreciation of equipment on operating leases was $179.7 million for the year ended December 31, 2024, relatively flat compared to the year ended December 31, 2023.

Other expenses, net increased by $2.7 million for the year ended December 31, 2024 compared to the prior year, primarily due to lower gains on used equipment sales as a result of decreased operating lease maturities, partially offset by decreased general and administrative costs.

The effective tax rate for the year ended December 31, 2024 was 21.5%, compared to 22.4% for the year ended December 31, 2023.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Retail customer	$4,973,798	$4,330,215	$643,583	14.9%
Revolving charge accounts	1,005,646	1,010,687	(5,041)	(0.5)
Wholesale	10,915,296	13,885,020	(2,969,724)	(21.4)
Equipment on operating leases	618,396	521,144	97,252	18.7
Total originations	$17,513,136	$19,747,066	$(2,233,930)	(11.3)%

The increase in originations for retail customer receivables was primarily due to better penetration rates. Wholesale originations decreased due to lower new equipment deliveries, partially offset by higher trade-in volumes. The increase in operating lease originations was primarily driven by new and used equipment leasing.

Receivables and equipment on operating leases held as of December 31, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Retail customer	$9,039,808	$8,204,470	$835,338	10.2%
Revolving charge accounts	235,640	205,872	29,768	14.5
Wholesale	4,847,091	5,160,120	(313,029)	(6.1)
Equipment on operating leases	1,422,001	1,378,384	43,617	3.2
Total receivables and equipment on operating leases	$15,544,540	$14,948,846	$595,694	4.0%

The total balance of retail customer receivables greater than 30 days past due as a percentage of retail customer receivables was 1.5% and 1.2% at December 31, 2024 and 2023, respectively. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at December 31, 2024 or 2023. The total revolving charge account receivables balance greater than 30 days past due as a percentage of the revolving charge account receivables was 5.2% and 5.0% at December 31, 2024 and 2023, respectively.

Total retail customer receivables on nonaccrual status were $78.6 million and $60.9 million at December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, total revolving charge account receivables on nonaccrual status were immaterial. Total wholesale receivables on nonaccrual status were $25.9 million at December 31, 2024, and there were no wholesale receivables on nonaccrual status at December 31, 2023.

Total receivable charge-offs and recoveries, by product, for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023
Charge-offs:
Retail customer	$31,918	$17,624
Revolving charge accounts	5,299	6,512
Wholesale	—	—
Total charge-offs	37,217	24,136
Recoveries:
Retail customer	(1,970)	(1,785)
Revolving charge accounts	(662)	(221)
Wholesale	(1,578)	(26)
Total recoveries	(4,210)	(2,032)
Charge-offs, net of recoveries:
Retail customer	29,948	15,839
Revolving charge accounts	4,637	6,291
Wholesale	(1,578)	(26)
Total charge-offs, net of recoveries	$33,007	$22,104

Our allowance for credit losses on all receivables financed totaled $130.0 million at December 31, 2024 and $114.7 million at December 31, 2023.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of December 31, 2024.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Comparisons for the year ended December 31, 2023 to the year ended December 31, 2022 are discussed in Item 7 of the Company’s 2023 Annual Report filed with the SEC on March 15, 2024.

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

Cash Flows

For the years ended December 31, 2024 and 2023, our cash flows were as follows (dollars in thousands):

	2024	2023
Cash flows from (used in):
Operating activities	$348,299	$193,035
Investing activities	(1,280,886)	(2,761,004)
Financing activities	968,003	2,657,317
Net cash increase	$35,416	$89,348

The increase in net cash from operating activities for the year ended December 31, 2024 compared to the same period in 2023 was primarily due to a lower deferred income tax benefit, changes in components of working capital and increases in provision for credit losses and net income. The decrease in net cash used for investing activities for the year ended December 31, 2024 was primarily due to decreases in net expenditures for receivables and affiliated notes receivables of $1.9 billion and $17.2 million, respectively, partially offset by increases in net expenditures for affiliated cash pooling receivables and equipment on operating lease of $242.8 million and $199.8 million, respectively. The decrease in net cash from financing activities was primarily due to increases in net cash paid on external borrowings of $1.5 billion, higher dividends paid of $200.0 million and decreased capital contributions received of $75.0 million, partially offset by lower net cash paid on affiliated debt of $79.0 million.

Securitization

CNH Capital and its predecessor entities have been securitizing receivables since 1992. CNH Capital had approximately $5.7 billion of public and private asset-backed securities outstanding in the U.S. and Canada as of December 31, 2024. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.5 billion at December 31, 2024, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At December 31, 2024, there was approximately $284.7 million of funding available under these facilities.

Repurchase Agreement

We are a party to a Global Master Repurchase Agreement which expires in September 2025. As of December 31, 2024, the Company had sold, and not yet repurchased, C$450.0 million ($312.8 million) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

Committed and uncommitted unsecured facilities with banks as of December 31, 2024, totaled $988.3 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of December 31, 2024, we had $249.5 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. Our outstanding commercial paper totaled $99.8 million as of December 31, 2024.

As of December 31, 2024, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the “U.S. Senior Notes”): (1)
3.950% notes, due 2025	$500,000
5.450% notes, due 2025	400,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
4.500% notes, due 2027	500,000
4.550% notes, due 2028	600,000
5.500% notes, due 2029	500,000
5.100% notes, due 2029	600,000
Hedging, discounts and unamortized issuance costs	(39,485)
4,160,515
Issued by CNH Industrial Capital Canada (the “Canadian Senior Notes”): (2)
5.500% notes, due 2026	278,004
4.800% notes, due 2027	278,004
4.000% notes, due 2028	208,503
Discounts and unamortized issuance costs	(3,691)
760,820
Total	$4,921,335
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Capital America and New Holland Credit.

On March 21, 2024, CNH Industrial Capital LLC completed an offering of $600.0 million in aggregate principal amount of its 5.100% unsecured notes due 2029, with an issue price of 99.157%.

On March 25, 2024, CNH Capital Canada Ltd. completed a private placement offering of C$400.0 million ($294.5 million) in aggregate principal amount of its 4.800% unsecured notes due 2027, with an issue price of 99.876%.

On October 9, 2024, CNH Industrial Capital LLC completed an offering of $500.0 million in aggregate principal amount of its 4.500% unsecured notes due 2027, with an issue price of 99.809%.

On October 10, 2024, CNH Capital Canada Ltd. completed a private placement offering of C$300.0 million ($218.3 million) in aggregate principal amount of its 4.000% unsecured notes due 2028, with an issue price of 99.964%.

Credit Ratings

Our ability to obtain funding is affected by credit ratings of our debt, which are closely related to the outlook for and the financial condition of CNH N.V., and the nature and availability of our support agreement with CNH N.V..

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

Our current credit ratings are as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB+	A-2	Negative
Fitch Ratings	BBB+	F2	Negative
Moody's Investors Service	Baa2	-	Stable

Affiliate Sources

CNH Capital borrows, as needed, from CNH. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had no affiliated debt as of December 31, 2024 and $132.5 million of affiliated debt as of December 31, 2023.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at both December 31, 2024 and 2023 was $1.6 billion. During 2024, CNH Industrial Capital LLC paid cash dividends of $200.0 million to CNH America.

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

Debt

Our consolidated debt as of December 31, 2024 and 2023 is set forth in the table below (dollars in thousands):

	2024	2023
Short-term debt (including current maturities of long-term debt)	$5,869,500	$5,519,792
Long-term debt	8,666,627	7,859,629
Total third-party debt	14,536,127	13,379,421
Affiliated debt	—	132,492
Total debt	$14,536,127	$13,511,913

Cash and Restricted Cash and Cash Equivalents

The following table shows cash and restricted cash and cash equivalents as of December 31, 2024 and 2023 (dollars in thousands):

	2024	2023
Cash and cash equivalents	$446,946	$390,110
Restricted cash	386,397	407,817
Total cash	$833,343	$797,927

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

Off-Balance Sheet Arrangements

For additional information, see “Note 14: Commitments and Contingencies” to our consolidated financial statements for the year ended December 31, 2024.

Contractual Obligations

The following table sets forth the aggregate amounts of our contractual obligations and commitments as of December 31, 2024 with definitive payment terms that will require significant cash outlays in the future (dollars in thousands).

	Payments Due by Period
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years
Short-term and long-term debt (1)	$14,536,127	$5,869,500	$5,174,185	$3,382,303	$110,139
Affiliated debt	—	—	—	—	—
Interest on fixed rate debt	1,785,699	467,393	831,517	484,803	1,986
Interest on floating rate debt (2)	933,247	202,206	390,651	335,323	5,067
Operating leases (3)	8,400	1,680	5,040	1,680	—
Total contractual obligations	$17,263,473	$6,540,779	$6,401,393	$4,204,109	$117,192
(1)Short-term debt shown as less than one year includes current maturities of long-term debt of $3,259,485.
(2)The interest funding requirements are based on the year-end 2024 interest rates.
(3)Minimum rental commitments.

See “Liquidity and Capital Resources - Debt” for information relating to our consolidated debt as of December 31, 2024.

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

For the years ended December 31, 2024 and 2023, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	2024	2023
Revenues	$688,415	$638,908
Interest expense	465,155	418,980
Administrative and operating expenses	203,462	197,393
Income tax provision (benefit)	3,763	6,042
Net income	$16,035	$16,493

For the U.S. Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023
Interest and other income from affiliates	$66,636	$63,762
Interest expense to affiliates	221,041	199,923

As of December 31, 2024 and 2023, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	2024	2023
Cash	$308,593	$268,448
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $40,218 and $33,308	3,213,029	3,247,283
Equipment on operating leases, net	988,028	924,835
Short-term debt, including current maturities of long-term debt	1,386,998	1,091,813
Accounts payable and other accrued liabilities	649,261	660,587
Long-term debt	3,348,690	3,398,119

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of December 31, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023
Affiliated accounts and notes receivable	$3,307,088	$3,223,627
Accounts payable and other accrued liabilities	4,145,280	3,706,424

For the years ended December 31, 2024 and 2023, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	2024	2023
Revenues	$940,379	$851,475
Interest expense	591,666	509,590
Administrative and operating expenses	275,549	263,048
Income tax provision	14,157	17,286
Net income	$59,007	$61,551

For the Canadian Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023
Interest and other income from affiliates	$65,740	$62,162
Interest expense to affiliates	221,041	199,923

As of December 31, 2024 and 2023, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	2024	2023
Cash	$327,928	$319,921
Restricted cash and cash equivalents	56,164	70,949
Receivables, less allowance for credit losses of $50,935 and $44,954	5,765,534	5,671,733
Equipment on operating leases, net	1,422,001	1,378,384
Short-term debt, including current maturities of long-term debt	2,368,449	2,393,553
Accounts payable and other accrued liabilities	767,320	800,693
Long-term debt	4,821,053	4,473,453

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of December 31, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023
Affiliated accounts and notes receivable	$3,136,147	$3,183,986
Accounts payable and other accrued liabilities	4,167,105	3,729,866

Other Data

	As of or for the
	Year Ended December 31,
	2024	2023	2022

	(Dollars in thousands)
Gross receivables	$14,122,539	$13,570,462	$10,866,832
Equipment on operating leases, net	1,422,001	1,378,384	1,472,973
Total portfolio	$15,544,540	$14,948,846	$12,339,805
Delinquency (1)	1.06%	0.81%	1.02%
Average gross receivables balance	$14,147,491	$11,953,923	$9,728,967
Net credit loss (2)	0.23%	0.18%	0.10%
Profitability:
Average receivable yields (3)	7.20%	6.54%	4.79%
Average debt cost	5.08%	4.48%	2.43%
Return on average portfolio (4)	1.59%	1.61%	1.94%
Asset Quality:
Allowance for credit losses / gross receivables	0.92%	0.85%	1.15%
(1)	Delinquency is reported on gross receivables greater than 30 days past due, expressed as a percentage of the gross receivables as of the end of the respective period.
(2)	Net credit losses on the receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average balance of gross receivables.
(3)	Yield on retail notes, finance leases, revolving charge accounts and wholesale receivables.
(4)	Net income for the period expressed as a percentage of the average portfolio.

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

The total allowance for credit losses at December 31, 2024 and 2023 was $130.0 million and $114.7 million, respectively. Management’s ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the customer’s ability to repay, estimated value of underlying collateral and current and future economic conditions.

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

Total operating lease residual values at December 31, 2024 and 2023 were $1.1 billion and $1.0 billion, respectively.

Estimates used in determining end-of-lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future values for this equipment were to decrease 10% from our present estimates, the total impact would be to increase our depreciation expense on equipment on operating leases by approximately $107.7 million. This amount would be charged to depreciation expense during the remaining lease terms such that the net amount of equipment on operating leases at the end of the lease terms would be equal to the revised residual values. Initial lease terms generally range from two to five years.

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

Forward-looking statements are based upon assumptions relating to the factors described in this filing, which are sometimes based upon estimates and data received from third parties. Such estimates and data are often revised. Actual results may differ materially from the forward-looking statements as a result of a number of risks and uncertainties, many of which are outside of our control. CNH Capital expressly disclaims any intention or obligation to provide, update or revise any forward-looking statements in this document to reflect any change in expectations or any change in events, conditions or circumstances on which these forward-looking statements are based.

Further information concerning CNH Capital, including factors that potentially could materially affect its financial results, is included in the Company’s reports and filings with the U.S. Securities and Exchange Commission.

All future written and oral forward-looking statements by CNH Capital or persons acting on the behalf of CNH Capital are expressly qualified in their entirety by the cautionary statements contained herein or referred to above.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, primarily changes in interest rates. We monitor our exposure to these risks, and manage the underlying economic exposures on transactions using financial instruments such as forward contracts, interest rate swaps, interest rate caps and forward starting swaps. We do not hold or issue derivatives or other financial instruments for speculative purposes or to hedge translation risks. See “Note 10: Financial Instruments” in the notes to our consolidated financial statements for the year ended December 31, 2024, for a description of our risk management strategy and the methods and assumptions used to determine the fair values of financial instruments.

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

We monitor interest rate risk to achieve a predetermined level of matching between the interest rate structure of our financial assets and liabilities. Fixed-rate financial instruments, including receivables, debt and other investments, are segregated from floating-rate instruments in evaluating the potential impact of changes in applicable interest rates. A sensitivity analysis was performed to compute the impact on fair value which would be caused by a hypothetical 10% change in the interest rates used to discount each category of financial assets and liabilities. The net impact on the fair value of the financial instruments and derivative instruments held as of December 31, 2024 and 2023, resulting from a hypothetical 10% change in interest rates, would be $6.8 million and $6.3 million, respectively. For the sensitivity analysis the financial instruments are grouped according to the currency in which financial assets and liabilities are denominated and the applicable interest rate index. As a result, our interest rate risk sensitivity model may overstate the impact of interest rate fluctuations for such financial instruments, as consistently unfavorable movements of all interest rates are unlikely.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements are included in this Annual Report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation of our disclosure controls and procedures as of December 31, 2024, our disclosure controls and procedures were effective as of December 31, 2024.

Previously Identified Material Weakness in Internal Control over Financial Reporting

As previously reported in our 2023 Annual Report, management identified a material weakness in our internal control over financial reporting relating to the classification of certain items within our Statement of Cash Flows.

Management’s Remediation of Previous Identified Material Weakness

In response to the identified material weakness relating to the classification of certain items within our Statement of Cash Flows, we executed a remediation plan in which we designed, implemented, operated and tested new and updated controls, processes and procedures:

1.	We enhanced our controls framework and review activity that assesses and validates the classification of items in the operating, investing and financing sections within our Statement of Cash Flows by:
a.	designing new controls and strengthening existing controls for the review of the Statement of Cash Flows.
b.	reviewing and enhancing the Company’s organizational structure including technical training and supervision of individuals responsible for the preparation and review of the Statement of Cash Flows.
c.	engaging with third-party resources to assist with the enhancement and formalization of roles and review responsibilities related to the technical review process for the Statement of Cash Flows.
2.	We updated accounting policies and enhanced documentation procedures specific to the review of the Statement of Cash Flows.

As a result of the remediation activities and implementation of the new controls described above, we have remediated this material weakness as of December 31, 2024.

Changes in Internal Control over Financial Reporting

As described above, the Company has taken steps to remediate the material weakness noted above. Other than in connection with these remediation steps, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Omitted pursuant to General Instruction I of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I of Form 10-K.

Item 14.  Principal Accounting Fees and Services

For the years ended December 31, 2024 and 2023, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”) were appointed to serve as our independent registered public accounting firm.

We incurred the following fees for professional services performed by the Deloitte Entities for the years ended December 31, 2024 and 2023, respectively:

	2024	2023
Audit fees	$1,401,230	$1,099,400
Audit-related fees	348,443	314,300
Total	$1,749,673	$1,413,700

“Audit Fees” are the aggregate fees billed for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees charged for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” This category is comprised of fees for agreed-upon procedure engagements and other attestation services subject to regulatory and funding requirements. There were no fees billed for professional services in connection with tax compliance, tax advice, tax planning or other fees not included above for the years ended December 31, 2024 and 2023.

Audit Committee’s Pre-Approval Policies and Procedures

As a wholly-owned subsidiary of CNH N.V., audit and non-audit services provided by our independent registered public accounting firm are subject to CNH N.V.’s Audit Committee pre-approval policies and procedures. During the year ended December 31, 2024, all audit and non-audit services provided by our independent registered public accounting firm were pre-approved in accordance with such policies and procedures.

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

4.1

Indenture, dated as of July 2, 2020, by and among CNH Industrial Capital LLC, as issuer, the Guarantors named therein and Citibank, N.A., as trustee. (Previously filed as Exhibit 4.3 to the current report on Form 8-K of the registrant on July 2, 2020 (File No. 000-55510) and incorporated herein by reference).

4.2

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

4.7

Officers’ Certificate dated as of September 13, 2023 (including Form of 5.500% Note due 2029 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on September 13, 2023 (File No. 000-55510) and incorporated herein by reference).

4.8

Officers’ Certificate dated as of March 21, 2024 (including Form of 5.100% Note due 2029 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on March 21, 2024 (File No. 000-55510) and incorporated herein by reference).

Exhibit	Description
4.9

Officers’ Certificate dated as of October 9, 2024 (including Form of 4.500% Note due 2027 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on October 9, 2024 (File No. 000-55510) and incorporated herein by reference).

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

CNH INDUSTRIAL CAPITAL LLC

Date: February 28, 2025	/s/ Douglas MacLeod
Douglas MacLeod, Chairman and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas MacLeod	Chairman and President	February 28, 2025
Douglas MacLeod	(Principal Executive Officer)

/s/ DANIEL WILLEMS VAN DIJK	Chief Financial Officer and Assistant Treasurer	February 28, 2025
Daniel Willems Van Dijk	(Principal Financial Officer)

/s/ Leandro Lecheta	Director	February 28, 2025
Leandro Lecheta

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of CNH Industrial Capital LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNH Industrial Capital LLC (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows, for each of the two years in the period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Allowance for Credit Losses — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company estimates lifetime expected credit losses on receivables to determine the allowance for credit losses (ACL). Receivables that share the same risk characteristics are reviewed on a collective basis, and management calculates the ACL based on loss forecast models that consider a variety of factors such as historical loss experience, collateral value, portfolio balance and delinquency. Management then applies forward-looking macroeconomic forecasts and qualitative factors that are not fully captured in the ACL loss forecast models. For loans that do not share similar risk characteristics, management measures the ACL on an individual receivable basis by considering the probability-weighted present value of all cash shortfalls (including the value of the collateral, if appropriate) over the expected life of each financial asset. The Company has identified three separate portfolios, retail wholesale, and revolving charge accounts, in the determination of the ACL.

We identified the ACL on the Company’s retail receivables portfolio, reviewed on a collective basis, as a critical audit matter due to the degree of management judgment involved in applying macroeconomic forecasts and qualitative factors to the loss forecast model. Given the subjective nature and judgment applied by management to determine the macroeconomic forecasts and qualitative factors, auditing the macroeconomic forecasts and qualitative factors requires a high degree of auditor judgment and an increased extent of effort, including the need to involve credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the macroeconomic forecasts and qualitative factors used in determining the ACL for retail receivables reviewed on a collective basis included the following, among others:

●	We tested the effectiveness of management’s controls over the assessment, selection, and review of macroeconomic forecasts and qualitative factors.
●	We tested the accuracy, completeness and relevance of the inputs used in the estimate. Specifically, we compared the inputs and assumptions to internal and external sources including, among others, the economic forecasts used by the Company and other available economic forecasts for contrary or corroborative evidence.
●	We evaluated management’s basis for the factors in relation to changes in economic conditions and forecasts.
●	We evaluated management’s ability to accurately forecast credit losses by performing a retrospective analysis of the retail collective ACL estimates as compared to actual credit loss performance.
●	We involved credit specialists in evaluating the conceptual soundness of the model methodology, including the use of macroeconomic forecasts and qualitative factors.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL

February 28, 2025

We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of CNH Industrial Capital LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholder’s equity and cash flows of CNH Industrial Capital LLC and subsidiaries (the Company) for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We served as the Company’s auditor from 2011 to 2023.

Chicago, IL

February 28, 2023

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(Dollars in thousands)

	2024	2023	2022
REVENUES
Interest income on retail notes and finance leases	$368,001	$288,067	$216,528
Rental income on operating leases	238,824	237,178	248,335
Revolving charge account income	43,152	39,568	—
Interest income on wholesale notes	131,062	66,015	28,659
Interest and other income from affiliates	519,837	434,257	268,267
Other income	15,665	7,568	30,046
Total revenues	1,316,541	1,072,653	791,835
EXPENSES
Interest expense:
Interest expense to third parties	697,651	500,493	232,446
Interest expense to affiliates	8,387	33,746	9,361
Total interest expense	706,038	534,239	241,807
Administrative and operating expenses:
Fees charged by affiliates	47,611	53,804	50,858
Provision for credit losses	49,158	11,579	11,241
Depreciation of equipment on operating leases	179,671	178,969	201,582
Other expenses, net	19,740	17,034	(3,655)
Total administrative and operating expenses	296,180	261,386	260,026
Total expenses	1,002,218	795,625	501,833
INCOME BEFORE TAXES	314,323	277,028	290,002
Income tax provision	67,624	61,956	70,880
NET INCOME	$246,699	$215,072	$219,122

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(Dollars in thousands)

	2024	2023	2022
NET INCOME	$246,699	$215,072	$219,122
Other comprehensive income (loss):
Foreign currency translation adjustment	(37,088)	8,456	(38,636)
Pension liability adjustment	(1,739)	(757)	79
Change in derivative financial instruments	(2,312)	(7,174)	12,181
Total other comprehensive income (loss)	(41,139)	525	(26,376)
COMPREHENSIVE INCOME	$205,560	$215,597	$192,746

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

(Dollars in thousands)

	2024	2023
ASSETS
Cash	$446,946	$390,110
Restricted cash and cash equivalents	386,397	407,817
Receivables, less allowance for credit losses of $129,983 and $114,745, respectively	13,992,556	13,455,717
Affiliated accounts and notes receivable	401,285	74,667
Equipment on operating leases, net	1,422,001	1,378,384
Equipment held for sale	48,873	20,215
Goodwill	107,068	109,118
Other intangible assets, net	19,366	19,352
Other assets	102,416	108,147
TOTAL	$16,926,908	$15,963,527
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$5,869,500	$5,519,792
Accounts payable and other accrued liabilities	787,612	852,638
Affiliated debt	—	132,492
Long-term debt	8,666,627	7,859,629
Total liabilities	15,323,739	14,364,551
Commitments and contingent liabilities (Note 14)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	918,335	919,702
Accumulated other comprehensive loss	(178,447)	(137,308)
Retained earnings	863,281	816,582
Total stockholder’s equity	1,603,169	1,598,976
TOTAL	$16,926,908	$15,963,527

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF DECEMBER 31, 2024 AND 2023

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

	2024	2023
Restricted cash and cash equivalents	$386,397	$407,817
Receivables, less allowance for credit losses of $58,094 and $54,889, respectively	8,851,145	8,103,838
TOTAL	$9,237,542	$8,511,655

Short-term debt (including current maturities of long-term debt)	$4,169,748	$3,824,385
Long-term debt	4,557,176	4,086,419
TOTAL	$8,726,924	$7,910,804

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(Dollars in thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$246,699	$215,072	$219,122
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	179,678	178,977	201,590
Amortization of intangibles	3,012	2,939	2,159
Provision for credit losses	49,158	11,579	11,241
Deferred income tax benefit	(34,341)	(65,432)	(54,452)
Other non-cash items	59,035	53,012	—
Changes in components of working capital:
Change in affiliated accounts receivables	(96,768)	(15,143)	206,190
Change in other assets and equipment held for sale	(35,371)	(47,971)	39,577
Change in accounts payable and other accrued liabilities	(22,803)	(139,998)	69,939
Net cash from (used in) operating activities	348,299	193,035	695,366
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired (retail customer, revolving charge accounts and wholesale)	(16,894,740)	(19,225,922)	(15,039,779)
Collections of receivables (retail customer, revolving charge accounts and wholesale)	16,125,424	16,551,962	13,101,247
Change in affiliated cash pooling receivables, net	(242,817)	—	—
Cost of affiliated notes receivables acquired	—	(14,000)	—
Collections of affiliated notes receivables	11,167	8,000	—
Purchase of equipment on operating leases	(618,396)	(521,144)	(517,623)
Proceeds from disposal of equipment on operating leases	341,501	444,004	533,330
Change in property, equipment and software, net	(3,025)	(3,904)	(4,094)
Net cash from (used in) investing activities	(1,280,886)	(2,761,004)	(1,926,919)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in affiliated debt, net	(130,997)	(210,022)	355,182
Proceeds from issuance of long-term debt	6,176,950	4,597,046	3,749,914
Payment of long-term debt	(4,988,663)	(3,401,638)	(3,361,007)
Change in committed asset-backed facilities, net	(41,366)	1,382,643	1,127
Change in short-term borrowings, net	152,079	214,288	301,257
Dividends paid to CNH Industrial America LLC	(200,000)	—	(135,000)
Proceeds from capital contribution	—	75,000	—
Net cash from (used in) financing activities	968,003	2,657,317	911,473
INCREASE (DECREASE) IN CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	35,416	89,348	(320,080)
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Beginning of year	797,927	708,579	1,028,659
End of year	$833,343	$797,927	$708,579
COMPONENTS OF CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Cash	$446,946	$390,110	$262,244
Restricted cash and cash equivalents	386,397	407,817	446,335
TOTAL CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	$833,343	$797,927	$708,579
CASH PAID DURING THE YEAR FOR INTEREST	$678,286	$513,170	$227,868
CASH PAID DURING THE YEAR FOR TAXES	$133,411	$100,687	$126,120

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(Dollars in thousands)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2022	$—	$843,469	$(111,457)	$517,388	$1,249,400
Net income	—	—	—	219,122	219,122
Dividends paid to CNH Industrial America LLC	—	—	—	(135,000)	(135,000)
Foreign currency translation adjustment	—	—	(38,636)	—	(38,636)
Stock compensation	—	553	—	—	553
Pension liability adjustment, net of tax	—	—	79	—	79
Change in derivative financial instruments, net of tax	—	—	12,181	—	12,181
BALANCE - December 31, 2022	$—	$844,022	$(137,833)	$601,510	$1,307,699
Net income	—	—	—	215,072	215,072
Foreign currency translation adjustment	—	—	8,456	—	8,456
Stock compensation	—	680	—	—	680
Pension liability adjustment, net of tax	—	—	(757)	—	(757)
Change in derivative financial instruments, net of tax	—	—	(7,174)	—	(7,174)
Capital contribution	—	75,000	—	—	75,000
BALANCE - December 31, 2023	$—	$919,702	$(137,308)	$816,582	$1,598,976
Net income	—	—	—	246,699	246,699
Dividends paid to CNH Industrial America LLC	—	—	—	(200,000)	(200,000)
Foreign currency translation adjustment	—	—	(37,088)	—	(37,088)
Stock compensation	—	(1,367)	—	—	(1,367)
Pension liability adjustment, net of tax	—	—	(1,739)	—	(1,739)
Change in derivative financial instruments, net of tax	—	—	(2,312)	—	(2,312)
BALANCE - December 31, 2024	$—	$918,335	$(178,447)	$863,281	$1,603,169

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

Certain prior period balances have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of December 31, 2024, 2023 and 2022.

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

A substantial portion of the Company’s interest income arises from retail sales programs offered by CNH North America on which finance charges are waived or below-market rate financing programs are offered. When the Company acquires retail notes and finance leases subject to below-market interest rates, including waived interest rate financing, the Company receives compensation from CNH North America based on the Company’s estimated costs and a targeted return on equity. This amount is initially recognized as an unearned finance charge and is recognized as interest income over the term of the retail customer receivables (as used herein, “retail customer receivables” refers primarily to retail notes and finance leases), and is included in “Interest and other income from affiliates” in the accompanying consolidated statements of income.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite useful life and is reviewed for impairment at least annually. During 2024 and 2023, the Company performed its annual impairment review as of December 31, and concluded that there was no impairment in either year. Other intangible assets consist of software and are being amortized on a straight-line basis over ten years.

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

New Accounting Pronouncements Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the fourth quarter of 2024, which resulted in additional segment disclosures.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have to its income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expense and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) includes net income plus other comprehensive income, which includes foreign currency translation gains and losses, certain changes in pension plans and changes in fair value of certain derivatives designated as cash flow hedges.

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the year ended December 31, 2024:

	Currency	Pension	Unrealized
	Translation	Liability	(Losses) Gains
	Adjustment	(Asset)	on Derivatives	Total
Beginning balance, gross	$(142,798)	$1,559	$5,677	$(135,562)
Tax liability	—	(373)	(1,373)	(1,746)
Beginning balance, net of tax	(142,798)	1,186	4,304	(137,308)
Other comprehensive income (loss) before reclassifications	(37,088)	(1,696)	173	(38,611)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(602)	(3,218)	(3,820)
Tax effects	—	559	733	1,292
Net current-period other comprehensive income (loss)	(37,088)	(1,739)	(2,312)	(41,139)
Total	$(179,886)	$(553)	$1,992	$(178,447)

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

The reclassifications out of AOCI and the location on the consolidated statements of income for the years ended December 31, 2024 and 2023 were immaterial.

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of December 31, 2024 and 2023 is as follows:

	2024	2023
Retail notes	$1,180,540	$1,291,559
Revolving charge accounts	235,640	205,872
Finance leases	233,621	219,386
Wholesale	1,507,176	1,575,142
Restricted receivables	10,965,562	10,278,503
Gross receivables	14,122,539	13,570,462
Less: Allowance for credit losses	(129,983)	(114,745)
Total receivables, net	$13,992,556	$13,455,717

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have interest-free periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. During the interest-free period, the Company is compensated by CNH North America based on market interest rates. After the expiration of any interest-free period, interest is charged to dealers on outstanding balances until the Company receives payment in full. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. Interest rates are set based on market factors and the prime rate or the Secured Overnight Financing Rate (“SOFR”). The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH North America may be obligated to repurchase the dealer’s equipment upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2024, 2023 or 2022 relating to the termination of dealer contracts.

Maturities of gross receivables as of December 31, 2024 are as follows:

2025	$7,757,119
2026	2,095,326
2027	1,749,367
2028	1,361,547
2029 and thereafter	1,159,180
Gross receivables	$14,122,539

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

Restricted Receivables and Securitization

As part of its overall funding strategy, the Company periodically transfers certain receivables into bankruptcy-remote special purpose entities (“SPEs”) as part of its asset-backed securitization (“ABS”) programs.

SPEs utilized in the securitization programs differ from other entities included in the Company’s consolidated financial statements because the assets they hold are legally isolated from the Company’s assets. Upon transfer of the receivables to the SPEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the SPEs’ creditors. The SPEs are consolidated since the Company has both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. Therefore, the SPEs do not meet the accounting criteria for deconsolidation. As a result, they are accounted for as a secured borrowing.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of December 31, 2024 and 2023:

	2024	2023
Retail notes	$7,625,647	$6,693,525
Wholesale	3,339,915	3,584,978
Total restricted receivables	$10,965,562	$10,278,503

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

During the years ended December 31, 2024 and 2023, the Company executed $3,644,647 and $2,198,864, respectively, in term retail asset-backed transactions in the U.S. and Canada. The securities in these transactions are backed by agricultural and construction equipment retail notes originated through CNH North America’s dealer network. As of December 31, 2024 and 2023, $5,531,901 and $4,620,565, respectively, of asset-backed securities issued to investors were outstanding with weighted average remaining maturities of 43 months for both periods. The Company believes that it is probable that it will continue to regularly utilize the term ABS markets.

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

As of December 31, 2024, the Company also has $1,547,505 in committed asset-backed facilities through which it may sell on a monthly basis retail notes generated in the United States and Canada. The Company has utilized these facilities in the past to fund the origination of receivables and has later repurchased and resold the receivables in the term ABS markets or found alternative financing for the receivables. The U.S. and Canadian facilities had an original funding term of two years and are renewable in September 2026 and December 2026, respectively. To the extent these facilities are not renewed, they will be repaid according to the amortization of the underlying receivables.

Wholesale Receivables Securitizations

With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities, which are bankruptcy-remote SPEs. As of December 31, 2024, debt is issued through a U.S. master trust facility, consisting of three short-term series of $900,000, $400,000 and $300,000 and through a C$500,000 ($347,505) Canadian master trust facility.

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

Allowance for credit losses activity for the year ended December 31, 2024 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$101,649	$7,594	$5,502	$114,745
Charge-offs	(31,918)	(5,299)	—	(37,217)
Recoveries	1,970	662	1,578	4,210
Provision (benefit)	44,022	4,692	444	49,158
Foreign currency translation and other	(788)	(46)	(79)	(913)
Ending balance	$114,935	$7,603	$7,445	$129,983
Gross receivables:
Ending balance	$9,039,808	$235,640	$4,847,091	$14,122,539

At December 31, 2024, the allowance for credit losses increased due to higher specific reserve needs.

Allowance for credit losses activity for the year ended December 31, 2023 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$110,341	$8,519	$6,152	$125,012
Charge-offs	(17,624)	(6,512)	—	(24,136)
Recoveries	1,785	221	26	2,032
Provision	6,920	5,354	(695)	11,579
Foreign currency translation and other	227	12	19	258
Ending balance	$101,649	$7,594	$5,502	$114,745
Gross receivables:
Ending balance	$8,204,470	$205,872	$5,160,120	$13,570,462

At December 31, 2023, the allowance for credit losses decreased due to lower specific reserve needs for retail customers and the continued strong outlook for the agricultural industry.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Allowance for credit losses activity for the year ended December 31, 2022 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$109,742	$—	$6,211	$115,953
Charge-offs	(8,202)	(49)	(4,631)	(12,882)
Recoveries	2,262	—	526	2,788
Provision	7,311	(169)	4,099	11,241
Foreign currency translation and other	(772)	8,737	(53)	7,912
Ending balance	$110,341	$8,519	$6,152	$125,012
Gross receivables:
Ending balance	$7,275,284	$207,744	$3,383,804	$10,866,832

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The aging of receivables by vintage as of December 31, 2024 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total	Gross
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Charge-offs
Retail customer
United States
2024	$11,150	$2,177	$2,530	$15,857	$3,396,385	$3,412,242	$1,168
2023	14,713	5,758	11,439	31,910	1,899,459	1,931,369	9,538
2022	10,027	3,499	9,858	23,384	1,200,888	1,224,272	7,902
2021	6,764	1,679	4,865	13,308	610,425	623,733	4,107
2020	3,037	657	30,779	34,473	202,608	237,081	2,552
Prior to 2020	925	430	3,916	5,271	47,538	52,809	2,250
Total	$46,616	$14,200	$63,387	$124,203	$7,357,303	$7,481,506	$27,517
Canada
2024	$4,929	$520	$74	$5,523	$821,811	$827,334	$130
2023	1,326	—	835	2,161	281,729	283,890	1,241
2022	1,755	731	673	3,159	222,266	225,425	1,054
2021	912	123	653	1,688	158,451	160,139	797
2020	410	68	248	726	49,125	49,851	505
Prior to 2020	23	2	33	58	11,605	11,663	674
Total	$9,355	$1,444	$2,516	$13,315	$1,544,987	$1,558,302	$4,401
Revolving charge accounts
United States	$6,303	$2,447	$1,360	$10,110	$209,241	$219,351	$4,993
Canada	$1,478	$555	$183	$2,216	$14,073	$16,289	$306
Wholesale
United States	$22	$—	$225	$247	$3,858,213	$3,858,460	$—
Canada	$—	$—	$—	$—	$988,631	$988,631	$—
Total
Retail customer	$55,971	$15,644	$65,903	$137,518	$8,902,290	$9,039,808	$31,918
Revolving charge accounts	$7,781	$3,002	$1,543	$12,326	$223,314	$235,640	$5,299
Wholesale	$22	$—	$225	$247	$4,846,844	$4,847,091	$—

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

Included in the receivables balance at December 31, 2024 and 2023 is accrued interest of $100,325 and $83,879, respectively. The Company does not include accrued interest in its allowance for credit losses.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the years ended December 31, 2024 and 2023. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The retail customer receivables on nonaccrual status as of December 31, 2024 and 2023 are as follows:

	2024	2023
United States	$74,795	$55,564
Canada	$3,818	$5,321

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

As of December 31, 2024 and 2023, total revolving charge account receivables on nonaccrual status were immaterial. As of December 31, 2024, there were $25,916 of wholesale receivables on nonaccrual status in the United States and no wholesale receivables on nonaccrual status in Canada. As of December 31, 2023, there were no wholesale receivables on nonaccrual status.

As of December 31, 2024 and 2023, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the years ended December 31, 2024 and 2023 was immaterial.

Modifications

CNH Capital periodically modifies the terms of their receivable agreements with customers experiencing financial difficulties. Typically, the types of modifications granted are payment deferrals, extended contract maturities, modification of a contractual interest rate or waiving of interest and principal. As a collateral-based lender, CNH Capital has recourse to the financed assets on default. The Company continues to monitor the credit quality of these modified receivables. CNH Capital's allowance for credit losses incorporates historical loss information, including the effects of the modified receivables. Therefore, additional adjustments to the allowance are generally not recorded upon modification of the receivable.

As of December 31, 2024 and 2023, modifications of CNH Capital's retail customer receivables and wholesale receivables for customers experiencing financial difficulties were immaterial. Defaults and subsequent write-offs of receivables modified in the prior twelve months were not significant during the full year 2024.

NOTE 5: EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases as of December 31, 2024 and 2023 is as follows:

	2024	2023
Equipment on operating leases	$1,777,248	$1,735,626
Accumulated depreciation	(355,247)	(357,242)
Total equipment on operating leases, net	$1,422,001	$1,378,384

Depreciation expense totaled $179,671, $178,969 and $201,582 for the years ended December 31, 2024, 2023 and 2022, respectively.

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $85,222) as of December 31, 2024 are as follows:

2025	$194,504
2026	135,585
2027	67,618
2028	27,117
2029 and thereafter	7,832
Total lease payments	$432,656

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Balance, beginning of year	$109,118	$108,567
Foreign currency translation adjustment	(2,050)	551
Balance, end of year	$107,068	$109,118

Goodwill is tested for impairment at least annually. During 2024 and 2023, the Company performed its annual impairment review as of December 31 and concluded that there were no impairments in any year.

As of December 31, 2024 and 2023, the Company’s intangible asset and related accumulated amortization for its software is as follows:

	2024	2023
Software	$53,181	$50,155
Accumulated amortization	(33,815)	(30,803)
Total software, net	$19,366	$19,352

The Company recorded amortization expense of $3,012, $2,939 and $2,159 during 2024, 2023 and 2022, respectively.

Based on the current amount of software subject to amortization, the estimated annual amortization expense for each of the succeeding five years is as follows: $2,243 in 2025; $1,978 in 2026; $1,573 in 2027; $1,381 in 2028; $1,089 in 2029; and $886 in 2030 and thereafter.

NOTE 7: OTHER ASSETS

The components of other assets as of December 31, 2024 and 2023 are as follows:

	2024	2023
Derivative assets	$37,380	$55,654
Deferred tax assets	22,160	17,772
Tax receivables	20,761	10,260
Other current assets	22,115	24,461
Total other assets	$102,416	$108,147

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 8: CREDIT FACILITIES AND DEBT

The following table summarizes the Company’s debt and credit facilities, borrowings thereunder and availability at December 31, 2024:

				Current
				Maturities of
		Total	Short-Term	Long-Term	Long-Term
	Maturity (1)	Facility/Debt	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2026	$1,200,000	$—	$192,268	$813,740	$193,992
Retail - Canada	Dec 2026	347,505	—	46,621	210,129	90,755
Wholesale VFN - U.S.	Various	1,600,000	1,600,000	—	—	—
Wholesale VFN - Canada	Dec 2026	347,505	347,505	—	—	—
		3,495,010	1,947,505	238,889	1,023,869	284,747
Secured Debt
Amortizing retail term ABS - N.A.	Various	5,531,901	—	1,983,354	3,548,547	—
Other ABS financing - N.A.	Various	225,858	—	138,273	87,585	—
Repurchase agreement	Sep 2025	312,754	312,754	—	—	—
Unamortized issuance costs		(15,240)	—	—	(15,240)	—
		6,055,273	312,754	2,121,627	3,620,892	—
Unsecured Facilities
Credit lines	Various	250,000	250,000	—	—	—
Revolving credit facilities	Various	738,752	—	—	—	738,752
Unamortized issuance costs		(500)	—	—	(500)	—
		988,252	250,000	—	(500)	738,752
Unsecured Debt
Commercial paper	Various	100,000	100,000	—	—	—
Notes	Various	4,964,510	—	900,000	4,064,510	—
Hedging effects, discounts and unamortized issuance costs		(43,419)	(244)	(1,031)	(42,144)	—
		5,021,091	99,756	898,969	4,022,366	—
Total credit facilities and debt		$15,559,626	$2,610,015	$3,259,485	$8,666,627	$1,023,499
(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

A summary of the minimum annual repayments of long-term debt for 2026 and thereafter, determined as of December 31, 2024, is as follows:

2026	$3,140,147
2027	2,034,038
2028	1,772,754
2029	1,609,549
2030 and thereafter	110,139
Total	$8,666,627

The following table summarizes the Company’s credit facilities, borrowings thereunder and availability at December 31, 2023:

				Current
				Maturities of
		Total	Short-Term	Long-Term	Long-Term
	Maturity (1)	Facility/Debt	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2025	$1,000,000	$—	$227,598	$772,052	$350
Retail - Canada	Dec 2025	377,339	—	74,265	303,074	—
Wholesale VFN - U.S.	Various	1,550,000	1,550,000	—	—	—
Wholesale VFN - Canada	Dec 2025	377,339	377,339	—	—	—
		3,304,678	1,927,339	301,863	1,075,126	350
Secured Debt
Amortizing retail term ABS - N.A.	Various	4,620,565	—	1,595,183	3,025,382	—
Other ABS financing - N.A.	Various	388,589	—	136,355	252,234	—
Repurchase agreement	Sep 2024	226,290	226,290	—	—	—
Unamortized issuance costs		(14,089)	—	—	(14,089)	—
		5,221,355	226,290	1,731,538	3,263,527	—
Unsecured Facilities
Credit lines	Various	100,000	100,000	—	—	—
Revolving credit facilities	Various	716,404	—	150,936	165,468	400,000
Unamortized issuance costs		(556)	—	—	(556)	—
		815,848	100,000	150,936	164,912	400,000
Unsecured Debt
Commercial paper	Various	351,000	351,000	—	—	—
Notes	Various	4,128,275	—	726,404	3,401,871	—
Hedging effects, discounts and unamortized issuance costs		(41,385)	(3,110)	7,532	(45,807)	—
		4,437,890	347,890	733,936	3,356,064	—
Total credit facilities and debt		$13,779,771	$2,601,519	$2,918,273	$7,859,629	$400,350
(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Committed Asset-Backed Facilities

The Company has access to committed asset-backed facilities with several banks through which it may sell its receivables. The Company utilizes retail facilities to fund the origination of retail notes and has exercised the option to periodically repurchase receivables and resell them in the term ABS markets (shown as “Amortizing retail term ABS - N.A.”) or found alternative financing for the receivables. Under these facilities, the maximum amount of proceeds that can be accessed at one time is $1,547,505. In addition, if the receivables sold are not repurchased by the Company, the related debt is paid only as the underlying receivables are collected. Such receivables have maturities not exceeding seven years. The Company believes it is probable that a majority of these receivables will be repurchased and resold in the ABS markets. Borrowings against these facilities accrue interest based on prevailing money market rates, plus an applicable margin.

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

Repurchase Agreement

The Company is a party to a Global Master Repurchase Agreement which expires in September 2025. As of December 31, 2024, the Company had sold, and not yet repurchased, C$450,000 ($312,754) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as financing arrangements for accounting purposes.

Unsecured Credit Line, Facilities and Debt

Committed and uncommitted unsecured facilities with banks as of December 31, 2024, totaled $988,252. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of December 31, 2024, the Company had $249,500 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company's outstanding commercial paper totaled $99,756 as of December 31, 2024.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

As of December 31, 2024, the Company’s outstanding unsecured senior notes were as follows:

Issued by CNH Industrial Capital LLC (the “U.S. Senior Notes”): (1)
3.950% notes, due 2025	$500,000
5.450% notes, due 2025	400,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
4.500% notes, due 2027	500,000
4.550% notes, due 2028	600,000
5.500% notes, due 2029	500,000
5.100% notes, due 2029	600,000
Hedging, discounts and unamortized issuance costs	(39,485)
4,160,515
Issued by CNH Industrial Capital Canada (the “Canadian Senior Notes”): (2)
5.500% notes, due 2026	278,004
4.800% notes, due 2027	278,004
4.000% notes, due 2028	208,503
Discounts and unamortized issuance costs	(3,691)
760,820
Total	$4,921,335
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Capital America and New Holland Credit.

On March 21, 2024, CNH Industrial Capital LLC completed an offering of $600,000 in aggregate principal amount of its 5.100% unsecured notes due 2029, with an issue price of 99.157%.

On March 25, 2024, CNH Capital Canada completed a private placement offering of C$400,000 ($294,480) in aggregate principal amount of its 4.800% unsecured notes due 2027, with an issue price of 99.876%.

On October 9, 2024, CNH Industrial Capital LLC completed an offering of $500,000 in aggregate principal amount of its 4.500% unsecured notes due 2027, with an issue price of 99.809%.

On October 10, 2024, CNH Capital Canada completed a private placement offering of C$300,000 ($218,250) in aggregate principal amount of its 4.000% unsecured notes due 2028, with an issue price of 99.964%.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Interest Rates

The weighted-average interest rate on total short-term debt outstanding at December 31, 2024 and 2023 was 5.2% and 6.1%, respectively. The weighted-average interest rate on total long-term debt (including current maturities of long-term debt) at December 31, 2024 and 2023 was 4.5% and 4.3%, respectively. The average rate is calculated using the actual rates at December 31, 2024 and 2023, weighted by the amount of outstanding borrowings of each debt instrument.

Support Agreement

Effective as of September 29, 2013, in connection with the business combination transaction of CNH Global N.V., the former indirect parent of CNH Capital (“CNH Global”), with and into CNH N.V., CNH N.V, assumed all of CNH Global’s obligations under the support agreement, pursuant to which CNH N.V. has agreed to, among other things, (a) make cash capital contributions to the Company, to the extent necessary to cause the ratio of net earnings available for fixed charges to fixed charges to be not less than 1.05 for each fiscal quarter (with such ratio determined, on a consolidated basis and in accordance with U.S. GAAP, for such fiscal quarter and the immediately preceding three fiscal quarters taken as a whole), (b) generally maintain an ownership of at least 51% of the voting equity interests in the Company and (c) cause the Company to have, as of the end of any fiscal quarter, a consolidated tangible net worth of at least $50,000. The support agreement is not intended to be and is not a guarantee by CNH N.V. of any indebtedness or other obligation of the Company. The obligations of CNH N.V. to the Company pursuant to this support agreement are to the Company only and do not run to, and are not enforceable directly by, any creditor of the Company. The support agreement may be modified, amended or terminated, at CNH N.V.’s election, upon thirty days’ prior written notice to the Company and the rating agencies, if (a) the modification, amendment or termination would not result in a downgrade of the Company’s rated indebtedness; (b) the modification, amendment or notice of termination provides that the support agreement will continue in effect with respect to the Company’s rated indebtedness then outstanding; or (c) the Company has no long-term rated indebtedness outstanding.

NOTE 9: INCOME TAXES

The income and expenses of the Company and certain of its domestic subsidiaries are included in the consolidated income tax return of CNH Industrial U.S. Holdings, Inc., a wholly-owned subsidiary of CNH N.V. CNH Industrial U.S. Holdings, Inc. is the parent of Case New Holland Inc., who remains the parent of CNH America. The Company’s Canadian subsidiaries file separate income tax returns, as do certain domestic subsidiaries. The Company and certain of its domestic subsidiaries are LLCs and, as a result, incur no federal income tax liabilities on a stand-alone basis. However, for financial reporting, all income tax accounts in the consolidated financial statements have been reported as if the Company and relevant subsidiaries were taxpaying entities.

The sources of income before taxes for the years ended December 31, 2024, 2023 and 2022 are as follows, with foreign defined as any income earned outside the United States:

	2024	2023	2022
Domestic	$258,683	$218,113	$232,873
Foreign	55,640	58,915	57,129
Income before taxes	$314,323	$277,028	$290,002

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Current income tax expense:
Domestic	$85,671	$109,762	$112,615
Foreign	16,294	17,626	12,717
Total current income tax expense	101,965	127,388	125,332
Deferred income tax benefit:
Domestic	(28,442)	(59,051)	(55,494)
Foreign	(5,899)	(6,381)	1,042
Total deferred income tax benefit	(34,341)	(65,432)	(54,452)
Total tax provision	$67,624	$61,956	$70,880

A reconciliation of CNH’s statutory and effective income tax rate for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Tax provision at statutory rate	21.0%	21.0%	21.0%
State taxes	3.4	3.7	4.8
Foreign taxes	(1.0)	(1.3)	(0.6)
Tax credits and incentives	(1.6)	(0.8)	(0.6)
Other	(0.3)	(0.2)	(0.2)
Total tax provision effective rate	21.5%	22.4%	24.4%

The components of the Company’s net deferred tax liability as of December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Pension, postretirement and post-employment benefits	$1,569	$1,173
Marketing and sales incentive programs	94,283	75,631
Allowance for credit losses	25,513	23,122
Other accrued liabilities	43,210	38,576
Tax loss and tax credit carry forwards	1,702	1,812
Total deferred tax assets	$166,277	$140,314
Deferred tax liability:
Equipment on operating lease	249,765	257,705
Net deferred tax liabilities	$(83,488)	$(117,391)

Deferred taxes are provided to reflect timing differences between the financial and tax basis of assets and liabilities and tax carryforwards using currently enacted tax rates and laws. Management believes it is more likely than not the benefit of the deferred tax assets will be realized.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Net deferred tax liabilities are reflected in the accompanying consolidated balance sheets as of December 31, 2024 and 2023 as follows:

	2024	2023
Deferred tax assets	$22,160	$17,772
Deferred tax liabilities	(105,648)	(135,163)
Net deferred tax liabilities	$(83,488)	$(117,391)

For the years ended December 31, 2024, 2023 and 2022, there are no amounts of unrecognized tax benefits recorded. The Company has open tax years from 2015 to 2023. The Company does not believe the resolution of any outstanding tax examinations will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

At December 31, 2024, there are no material deferred tax liabilities on undistributed earnings of subsidiaries outside of the U.S.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of December 31, 2024, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 52 months. As of December 31, 2024, the after-tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately ($2,780).

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the years ended December 31, 2024, 2023 and 2022.

All of the Company’s interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $4,749,748 and $4,428,285 at December 31, 2024 and 2023, respectively. The thirteen-month average notional amounts as of December 31, 2024 and 2023 were $4,042,108 and $3,803,373, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of December 31, 2024 and 2023 in the consolidated balance sheets are recorded as follows:

	2024	2023
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$12,862	$22,633
Accounts payable and other accrued liabilities:
Interest rate derivatives	$21,087	$32,579
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$21,522	$30,420
Foreign exchange contracts	2,996	2,601
Total	$24,518	$33,021
Accounts payable and other accrued liabilities:
Interest rate derivatives	$21,522	$30,420

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the years ended December 31, 2024, 2023 and 2022 are recorded in the following accounts:

	2024	2023	2022
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$173	$(6,987)	$17,334
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	3,218	2,624	1,090
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$(2,492)	$1,828	$(5,784)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023, all of which are measured as Level 2:

	2024	2023
Assets
Interest rate derivatives	$34,384	$53,053
Foreign exchange contracts	2,996	2,601
Total assets	$37,380	$55,654
Liabilities
Interest rate derivatives	$42,609	$62,999

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

The Company had equipment held for sale carried at fair value of $48,873 and $20,215 as of December 31, 2024 and 2023, respectively. The fair market value of these assets was based on an internal valuation methodology, which used industry guide book values adjusted for recent remarketing history and was classified as Level 3 under the fair value hierarchy.

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of December 31, 2024 and 2023 are as follows:

	2024		2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$13,992,556	$14,040,507	$13,455,717	$13,224,506
Long-term debt	$8,666,627	$8,654,374	$7,859,629	$7,739,874

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

NOTE 11: SEGMENT INFORMATION

CNH Capital operates in a single reportable segment as a captive financial services company that underwrites, services and manages financing products for end use customers and dealers of CNH North America. CNH Capital’s revenue is primarily generated through the income of its portfolio and the income generated through marketing programs with CNH North America. The Company has identified CNH’s President of North America Financial Services as its Chief Operating Decision Maker (“CODM”). The CODM evaluates the performance of the Company and allocates resources based on net income that also is reported on the consolidated statements of income as net income. The measure of segment assets is reported on the consolidated balance sheets as total assets. Therefore, no additional segment information is presented.

A summary of the Company’s segment net income is as follows:

	2024	2023	2022
REVENUES
Revenues and other income from third parties	$796,704	$638,396	$523,568
Interest and other income from affiliates	519,837	434,257	268,267
Total revenues	1,316,541	1,072,653	791,835
EXPENSES
Interest expense to third parties	697,651	500,493	232,446
Interest expense to affiliates	8,387	33,746	9,361
Fees charged by affiliates	47,611	53,804	50,858
Provision for credit losses	49,158	11,579	11,241
Depreciation of equipment on operating leases	179,671	178,969	201,582
Gains on sale of used equipment	(3,732)	(16,896)	(27,525)
Other general and administrative	23,472	33,930	23,870
Income tax provision	67,624	61,956	70,880
Total expenses	1,069,842	857,581	572,713
SEGMENT NET INCOME	246,699	215,072	219,122
Adjustments and reconciling items	—	—	—
NET INCOME	$246,699	$215,072	$219,122

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

NOTE 12: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	2024	2023	2022
Revenues
United States	$1,064,569	$860,081	$626,754
Canada	252,867	214,173	168,909
Eliminations	(895)	(1,601)	(3,828)
Total	$1,316,541	$1,072,653	$791,835
Interest expense
United States	$579,527	$443,629	$195,728
Canada	127,406	92,211	49,907
Eliminations	(895)	(1,601)	(3,828)
Total	$706,038	$534,239	$241,807
Net income
United States	$201,454	$167,403	$175,752
Canada	45,245	47,669	43,370
Total	$246,699	$215,072	$219,122
Depreciation and amortization
United States	$126,793	$129,247	$152,871
Canada	55,897	52,669	50,878
Total	$182,690	$181,916	$203,749
Expenditures for equipment on operating leases
United States	$453,511	$354,015	$354,817
Canada	164,885	167,129	162,806
Total	$618,396	$521,144	$517,623
Provision (benefit) for credit losses
United States	$44,643	$12,897	$9,978
Canada	4,515	(1,318)	1,263
Total	$49,158	$11,579	$11,241

	2024	2023	2022
Total assets
United States	$13,987,559	$13,034,959	$10,712,413
Canada	3,180,759	3,077,089	2,683,722
Eliminations	(241,410)	(148,521)	(216,656)
Total	$16,926,908	$15,963,527	$13,179,479
Gross receivables
United States	$11,559,317	$11,134,365	$8,758,694
Canada	2,563,222	2,436,097	2,108,138
Total	$14,122,539	$13,570,462	$10,866,832

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income at December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Subsidy from CNH North America
Retail customer	$220,180	$140,195	$123,874
Operating lease	37,327	40,852	47,194
Revolving charge accounts	4,615	4,106	—
Wholesale	250,053	242,062	95,138
Income from affiliated receivables
CNH North America	4,412	3,430	713
Banco CNH Industrial Capital Brazil	2,464	2,864	983
Other affiliates	786	748	365
Total interest and other income from affiliates	$519,837	$434,257	$268,267

Interest expense to affiliates was $8,387, $33,746 and $9,361, respectively, for the years ended December 31, 2024, 2023 and 2022. Fees charged by affiliates were $47,611, $53,804 and $50,858 for the years ended December 31, 2024, 2023 and 2022, respectively, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company.

As of December 31, 2024 and 2023, the Company had various accounts and notes receivable and debt with the following affiliates:

	2024			2023
	Rate	Maturity	Amount	Rate	Maturity	Amount
Affiliated receivables
CNH America	Various	—	$317,587	0%	—	$13,377
CNH Canada	Various	—	35,006	0%	—	704
Banco CNH Industrial Capital Brazil	Various	Various	36,182	Various	Various	47,997
Other affiliates	0%	—	12,510	0%	—	12,589
Total affiliated receivables			$401,285			$74,667
Affiliated debt
CNH America	—	—	$—	5.68%	2024	$86,234
CNH Canada	—	—	—	5.76%	2024	46,258
Total affiliated debt			$—			$132,492

Accounts payable and other accrued liabilities, including tax payables, of $50,915 and $82,621 were payable to related parties as of December 31, 2024 and 2023, respectively.

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

Commitments

As of December 31, 2024, the Company had various agreements, on an uncommitted basis, to extend credit for the following portfolios:

	Total
	Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$7,716,172	$4,739,263	$2,976,909
Revolving charge accounts	$2,705,600	$239,915	$2,465,685