Form 10-Q
period 2025-03-31
CNH Industrial Capital LLC
filed 2025-05-06
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of March 31, 2025, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Dollars in thousands)

(Unaudited)

	2025	2024
REVENUES
Interest income on retail notes and finance leases	$94,109	$87,391
Rental income on operating leases	59,793	59,806
Revolving charge account income	10,416	9,306
Interest income on wholesale notes	34,576	26,923
Interest and other income from affiliates	121,869	119,474
Other income	3,330	3,406
Total revenues	324,093	306,306
EXPENSES
Interest expense:
Interest expense to third parties	166,417	162,803
Interest expense to affiliates	235	4,624
Total interest expense	166,652	167,427
Administrative and operating expenses:
Fees charged by affiliates	12,044	13,595
Provision for credit losses	17,096	10,512
Depreciation of equipment on operating leases	46,332	43,100
Other expenses, net	6,658	596
Total administrative and operating expenses	82,130	67,803
Total expenses	248,782	235,230
INCOME BEFORE TAXES	75,311	71,076
Income tax provision	18,689	16,603
NET INCOME	$56,622	$54,473

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Dollars in thousands)

(Unaudited)

	2025	2024
NET INCOME	$56,622	$54,473
Other comprehensive income (loss):
Foreign currency translation adjustment	731	(10,480)
Pension liability adjustment	(88)	(108)
Change in derivative financial instruments	(2,291)	1,935
Total other comprehensive income (loss)	(1,648)	(8,653)
COMPREHENSIVE INCOME	$54,974	$45,820

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Cash	$116,030	$446,946
Restricted cash and cash equivalents	348,514	386,397
Receivables, less allowance for credit losses of $130,069 and $129,983, respectively	13,915,535	13,992,556
Affiliated accounts and notes receivable	96,843	401,285
Equipment on operating leases, net	1,457,155	1,422,001
Equipment held for sale	47,886	48,873
Goodwill	107,111	107,068
Other intangible assets, net	20,656	19,366
Other assets	114,895	102,416
TOTAL	$16,224,625	$16,926,908
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$5,511,163	$5,869,500
Accounts payable and other accrued liabilities	799,259	787,612
Affiliated debt	56,315	—
Long-term debt	8,259,813	8,666,627
Total liabilities	14,626,550	15,323,739
Commitments and contingent liabilities (Note 12)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	918,267	918,335
Accumulated other comprehensive loss	(180,095)	(178,447)
Retained earnings	859,903	863,281
Total stockholder’s equity	1,598,075	1,603,169
TOTAL	$16,224,625	$16,926,908

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

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

	March 31,	December 31,
	2025	2024
Restricted cash and cash equivalents	$348,514	$386,397
Receivables, less allowance for credit losses of $57,848 and $58,094, respectively	8,350,593	8,851,145
TOTAL	$8,699,107	$9,237,542

Short-term debt (including current maturities of long-term debt)	$4,005,233	$4,169,748
Long-term debt	4,161,648	4,557,176
TOTAL	$8,166,881	$8,726,924

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Dollars in thousands)

(Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,622	$54,473
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	46,332	43,102
Amortization of intangibles	699	771
Provision for credit losses	17,096	10,512
Deferred income tax expense (benefit)	(14,093)	11,239
Other non-cash items	10,916	13,276
Changes in components of working capital:
Change in affiliated accounts receivables	109,188	10,490
Change in other assets and equipment held for sale	(7,709)	7,900
Change in accounts payable and other accrued liabilities	23,054	(51,789)
Net cash from (used in) operating activities	242,105	99,974
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired (retail customer, revolving charge accounts and wholesale)	(3,204,327)	(3,913,519)
Collections of receivables (retail customer, revolving charge accounts and wholesale)	3,262,421	3,605,879
Change in affiliated cash pooling receivables, net	195,338	(125,062)
Purchase of equipment on operating leases	(157,492)	(102,184)
Proceeds from disposal of equipment on operating leases	80,101	85,032
Change in property, equipment and software, net	(3,489)	75
Net cash from (used in) investing activities	172,552	(449,779)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in affiliated debt, net	56,349	(132,492)
Proceeds from issuance of long-term debt	1,349,050	2,123,113
Payment of long-term debt	(989,940)	(1,556,378)
Change in committed asset-backed facilities, net	(475,499)	(213,581)
Change in short-term borrowings, net	(663,556)	(40,155)
Dividends paid to CNH Industrial America LLC	(60,000)	(60,000)
Net cash from (used in) financing activities	(783,596)	120,507
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	140	—
DECREASE IN CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	(368,799)	(229,298)
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Beginning of period	833,343	797,927
End of period	$464,544	$568,629
COMPONENTS OF CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Cash	$116,030	$163,171
Restricted cash and cash equivalents	348,514	405,458
TOTAL CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	$464,544	$568,629
CASH PAID DURING THE PERIOD FOR INTEREST	$153,035	$165,260
CASH PAID DURING THE PERIOD FOR TAXES	$11,455	$47,072

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2024	$—	$919,702	$(137,308)	$816,582	$1,598,976
Net income	—	—	—	54,473	54,473
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	(10,480)	—	(10,480)
Stock compensation	—	(1,219)	—	—	(1,219)
Pension liability adjustment, net of tax	—	—	(108)	—	(108)
Change in derivative financial instruments, net of tax	—	—	1,935	—	1,935
BALANCE - March 31, 2024	$—	$918,483	$(145,961)	$811,055	$1,583,577
BALANCE - January 1, 2025	$—	$918,335	$(178,447)	$863,281	$1,603,169
Net income	—	—	—	56,622	56,622
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	731	—	731
Stock compensation	—	(68)	—	—	(68)
Pension liability adjustment, net of tax	—	—	(88)	—	(88)
Change in derivative financial instruments, net of tax	—	—	(2,291)	—	(2,291)
BALANCE - March 31, 2025	$—	$918,267	$(180,095)	$859,903	$1,598,075

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

CNH Industrial Capital LLC and its primary operating subsidiaries, including New Holland Credit Company, LLC (“New Holland Credit”), CNH Industrial Capital America LLC (“CNH Capital America”) and CNH Industrial Capital Canada Ltd. (“CNH Capital Canada”) (collectively, “CNH Capital” or the “Company”), are each a subsidiary of CNH Industrial America LLC (“CNH America”), which is an indirect wholly-owned subsidiary of CNH Industrial N.V. (“CNH N.V.” and, together with its consolidated subsidiaries, “CNH”). CNH America and CNH Industrial Canada Ltd. (“CNH Canada” and together with CNH America, “CNH North America”) design, manufacture, and sell agricultural and construction equipment. CNH Capital provides financial services for CNH North America dealers and end-use customers primarily located in the United States and Canada.

CNH N.V. is incorporated in and under the laws of the Netherlands. CNH N.V. has its corporate seat in Amsterdam, the Netherlands, and its principal office in Basildon, England, United Kingdom. The common shares of CNH N.V. are listed on the New York Stock Exchange under the symbol “CNH.”

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which should be read in conjunction with the audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2024. Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. GAAP, which is not required for interim reporting purposes, has been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our interim unaudited financial statements have been reflected.

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

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of December 31, 2024 or March 31, 2024.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company expects to adopt the new disclosures as required on Form 10-K for the year ended December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact this guidance will have on the disclosures in its consolidated financial statements.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) includes net income plus other comprehensive income, which includes foreign currency translation gains and losses, certain changes in pension plans and changes in fair value of certain derivatives designated as cash flow hedges.

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended March 31, 2025:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(179,886)	$(739)	$2,632	$(177,993)
Tax liability	—	186	(640)	(454)
Beginning balance, net of tax	(179,886)	(553)	1,992	(178,447)
Other comprehensive income (loss) before reclassifications	731	(126)	(2,036)	(1,431)
Amounts reclassified from accumulated other comprehensive income (loss)	—	10	(982)	(972)
Tax effects	—	28	727	755
Net current-period other comprehensive income (loss)	731	(88)	(2,291)	(1,648)
Total	$(179,155)	$(641)	$(299)	$(180,095)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effect for the three month ended March 31, 2024:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(142,798)	$1,559	$5,677	$(135,562)
Tax liability	—	(373)	(1,373)	(1,746)
Beginning balance, net of tax	(142,798)	1,186	4,304	(137,308)
Other comprehensive income (loss) before reclassifications	(10,480)	(88)	2,875	(7,693)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(54)	(217)	(271)
Tax effects	—	34	(723)	(689)
Net current-period other comprehensive income (loss)	(10,480)	(108)	1,935	(8,653)
Total	$(153,278)	$1,078	$6,239	$(145,961)

The reclassifications out of AOCI were immaterial for the three months ended March 31, 2025 and 2024.

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of March 31, 2025 and December 31, 2024 is as follows:

	March 31,	December 31,
	2025	2024
Retail notes	$1,875,991	$1,180,540
Revolving charge accounts	250,864	235,640
Finance leases	228,264	233,621
Wholesale	1,465,821	1,507,176
Restricted receivables	10,224,664	10,965,562
Gross receivables	14,045,604	14,122,539
Less: Allowance for credit losses	(130,069)	(129,983)
Total receivables, net	$13,915,535	$13,992,556

Restricted Receivables and Securitization

As part of its overall funding strategy, the Company periodically transfers certain receivables into bankruptcy-remote special purpose entities (“SPEs”) as part of its asset-backed securitization programs.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the restricted receivables as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Retail notes	$6,882,041	$7,625,647
Wholesale	3,342,623	3,339,915
Total restricted receivables	$10,224,664	$10,965,562

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

Allowance for credit losses activity for the three months ended March 31, 2025 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$114,935	$7,603	$7,445	$129,983
Charge-offs	(15,960)	(1,510)	(34)	(17,504)
Recoveries	273	197	2	472
Provision	15,231	1,873	(8)	17,096
Foreign currency translation and other	19	1	2	22
Ending balance	$114,498	$8,164	$7,407	$130,069
Gross receivables:
Ending balance	$8,986,296	$250,864	$4,808,444	$14,045,604

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

The allowance for credit losses increased in the first three months of 2025, primarily due to higher specific reserve needs.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables by vintage as of March 31, 2025 are as follows:

							S
			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total	Gross
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Charge-offs
Retail customer
United States
2025	$427	$—	$—	$427	$729,826	$730,253	$—
2024	17,855	11,290	9,905	39,050	3,075,339	3,114,389	1,281
2023	15,975	6,294	12,208	34,477	1,663,587	1,698,064	6,515
2022	8,946	4,633	8,723	22,302	1,088,176	1,110,478	2,550
2021	4,730	2,722	5,146	12,598	521,575	534,173	997
Prior to 2021	1,848	1,191	36,168	39,207	186,775	225,982	3,541
Total	$49,781	$26,130	$72,150	$148,061	$7,265,278	$7,413,339	$14,884
Canada
2025	$—	$—	$—	$—	$214,254	$214,254	$—
2024	2,247	411	48	2,706	733,746	736,452	350
2023	956	622	168	1,746	235,230	236,976	597
2022	1,259	149	343	1,751	196,082	197,833	(14)
2021	461	157	421	1,039	138,108	139,147	150
Prior to 2021	204	49	343	596	47,699	48,295	(7)
Total	$5,127	$1,388	$1,323	$7,838	$1,565,119	$1,572,957	$1,076
Revolving charge accounts
United States	$5,278	$1,703	$1,470	$8,451	$226,345	$234,796	$1,365
Canada	$337	$222	$146	$705	$15,363	$16,068	$145
Wholesale
United States	$37	$6	$116	$159	$3,703,303	$3,703,462	$34
Canada	$—	$—	$64	$64	$1,104,918	$1,104,982	$—
Total
Retail customer	$54,908	$27,518	$73,473	$155,899	$8,830,397	$8,986,296	$15,960
Revolving charge accounts	$5,615	$1,925	$1,616	$9,156	$241,708	$250,864	$1,510
Wholesale	$37	$6	$180	$223	$4,808,221	$4,808,444	$34

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

Included in the receivables balance at March 31, 2025 and December 31, 2024 is accrued interest of $94,957 and $100,325, respectively. The Company does not include accrued interest in its allowance for credit losses.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three months ended March 31, 2025 and 2024. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The retail customer receivables on nonaccrual status as of March 31, 2025 and December 31, 2024 are as follows:

	March 31,	December 31,
	2025	2024
United States	$86,033	$74,795
Canada	$1,920	$3,818

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of March 31, 2025 and December 31, 2024, total revolving charge account receivables on nonaccrual status were immaterial. As of March 31, 2025 and December 31, 2024, wholesale receivables on nonaccrual status in the United States were $21,912 and $25,916, respectively. There were no wholesale receivables on nonaccrual status in Canada as of March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three months ended March 31, 2025 and 2024 was immaterial.

Modifications

CNH Capital periodically modifies the terms of their receivable agreements with customers experiencing financial difficulties. Typically, the types of modifications granted are payment deferrals, extended contract maturities, modification of a contractual interest rate or waiving of interest and principal. As a collateral-based lender, CNH Capital has recourse to the financed assets on default. The Company continues to monitor the credit quality of these modified receivables. CNH Capital’s allowance for credit losses incorporates historical loss information, including the effects of the modified receivables. Therefore, additional adjustments to the allowance are generally not recorded upon modification of the receivable.

As of March 31, 2025 and 2024, modifications of CNH Capital’s retail customer receivables and wholesale receivables for customers experiencing financial difficulties were immaterial. Defaults and subsequent write-offs of receivables modified were not significant during the previous twelve months ended March 31, 2025 and 2024.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $88,692) as of March 31, 2025 are as follows:

2025	$147,061
2026	154,251
2027	84,915
2028	32,098
2029 and thereafter	11,336
Total lease payments	$429,661

NOTE 6: CREDIT FACILITIES AND DEBT

On March 19, 2025, the Company, through a bankruptcy-remote trust, issued $850,760 of amortizing asset-backed notes secured by U.S. retail receivables.

On March 21, 2025, CNH Industrial Capital LLC completed an offering of $500,000 in aggregate principal amount of its 4.750% unsecured notes due 2028, with an issue price of 99.658%.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Repurchase Agreement

The Company is a party to a Global Master Repurchase Agreement which expires in September 2025. As of March 31, 2025, the Company had no Canadian receivables sold under the repurchase agreement. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

As of March 31, 2025, committed and uncommitted unsecured facilities with banks totaled $739,065, with no funds drawn as of that date. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. The available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company had no commercial paper outstanding as of March 31, 2025.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended March 31, 2025 and 2024 were 24.8% and 23.4%, respectively.

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

Derivatives

The Company utilizes derivative instruments to mitigate its exposure to interest rate and foreign currency exposures. Derivatives used as hedges are effective at reducing the risk associated with the exposure being hedged and are designed as a hedge at the inception of the derivative contract. The Company does not hold or enter into derivative or other financial instruments for speculative purposes. The credit and market risk related to derivatives is reduced through diversification among various counterparties, utilizing mandatory termination clauses and/or collateral support agreements. Derivative instruments are generally classified as Level 2 in the fair value hierarchy. The cash flows underlying all derivative contracts were recorded in operating activities in the consolidated statements of cash flows.

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of March 31, 2025, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 58 months. As of March 31, 2025, the after-tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately ($1,939).

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three months ended March 31, 2025 and 2024.

All of the Company’s interest rate derivatives as of March 31, 2025 and December 31, 2024 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $4,715,206 and $4,749,748 at March 31, 2025 and December 31, 2024, respectively. The four-month average notional amounts for the three months ended March 31, 2025 and 2024 were $4,786,285 and $4,015,569, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of March 31, 2025 and December 31, 2024 in the consolidated balance sheets are recorded as follows:

	March 31,	December 31,
	2025	2024
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$24,652	$12,862
Accounts payable and other accrued liabilities:
Interest rate derivatives	$15,309	$21,087
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$13,736	$21,522
Foreign exchange contracts	3,821	2,996
Total	$17,557	$24,518
Accounts payable and other accrued liabilities:
Interest rate derivatives	$13,736	$21,522

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three months ended March 31, 2025 and 2024 are recorded in the following accounts:

	2025	2024
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$(2,036)	$2,875
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	$982	$217
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$(159)	$(904)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, all of which are measured as Level 2:

	March 31,	December 31,
	2025	2024
Assets
Interest rate derivatives	$38,388	$34,384
Foreign exchange contracts	3,821	2,996
Total assets	$42,209	$37,380
Liabilities
Interest rate derivatives	$29,045	$42,609

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$13,915,535	$13,892,877	$13,992,556	$14,040,507
Long-term debt	$8,259,813	$8,306,000	$8,666,627	$8,654,374

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

A summary of the Company’s segment net income is as follows:

	Three Months Ended
	March 31,
	2025	2024
REVENUES
Revenues and other income from third parties	$202,224	$186,832
Interest and other income from affiliates	121,869	119,474
Total revenues	324,093	306,306
EXPENSES
Interest expense to third parties	166,417	162,803
Interest expense to affiliates	235	4,624
Fees charged by affiliates	12,044	13,595
Provision for credit losses	17,096	10,512
Depreciation of equipment on operating leases	46,332	43,100
Losses (gains) on sale of used equipment	163	(2,769)
Other general and administrative	6,495	3,365
Income tax provision	18,689	16,603
Total expenses	267,471	251,833
SEGMENT NET INCOME	56,622	54,473
Adjustments and reconciling items	—	—
NET INCOME	$56,622	$54,473

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 10: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended
	March 31,
	2025	2024
Revenues
United States	$263,359	$245,677
Canada	63,228	60,844
Eliminations	(2,494)	(215)
Total	$324,093	$306,306
Interest expense
United States	$138,672	$137,084
Canada	30,474	30,558
Eliminations	(2,494)	(215)
Total	$166,652	$167,427
Net income
United States	$44,036	$43,618
Canada	12,586	10,855
Total	$56,622	$54,473
Depreciation and amortization
United States	$33,596	$30,182
Canada	13,435	13,691
Total	$47,031	$43,873
Expenditures for equipment on operating leases
United States	$131,349	$79,922
Canada	26,143	22,262
Total	$157,492	$102,184
Provision for credit losses
United States	$17,063	$10,017
Canada	33	495
Total	$17,096	$10,512

	As of	As of
	March 31,	December 31,
	2025	2024
Total assets
United States	$13,597,807	$13,987,559
Canada	3,269,819	3,180,759
Eliminations	(643,001)	(241,410)
Total	$16,224,625	$16,926,908
Gross receivables
United States	$11,351,597	$11,559,317
Canada	2,694,007	2,563,222
Total	$14,045,604	$14,122,539

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024
Subsidy from CNH North America
Retail customer	$63,491	$49,407
Operating lease	9,423	9,450
Revolving charge accounts	1,140	839
Wholesale	44,102	58,645
Income from affiliated receivables
CNH North America	2,942	—
Banco CNH Industrial Capital Brazil	533	716
Other affiliates	238	417
Total interest and other income from affiliates	$121,869	$119,474

Interest expense to affiliates was $235 and $4,624 for the three months ended March 31, 2025 and 2024, respectively. Fees charged by affiliates were $12,044 and $13,595 for the three months ended March 31, 2025 and 2024, respectively, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company.

As of March 31, 2025 and December 31, 2024, the Company had various accounts and notes receivable and debt with the following affiliates:

	March 31,	December 31,
	2025	2024
Affiliated receivables
CNH America	$47,527	$317,587
CNH Canada	—	35,006
Banco CNH Industrial Capital Brazil	36,714	36,182
Other affiliates	12,602	12,510
Total affiliated receivables	$96,843	$401,285
Affiliated debt
CNH Canada	$56,315	$—
Total affiliated debt	$56,315	$—

Accounts payable and other accrued liabilities, including tax payables, of $139,145 and $50,915 were payable to related parties as of March 31, 2025 and December 31, 2024, respectively.

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

Commitments

As of March 31, 2025, the Company had various agreements, on an uncommitted basis, to extend credit for the following portfolios:

	Total
	Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$7,662,794	$4,717,472	$2,945,322
Revolving charge accounts	$2,739,687	$254,704	$2,484,983

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

Trends and Economic Conditions

The global economy is experiencing volatile disruptions due to a combination of factors, including geopolitical events, shifts in trade and economic policies, change in commodity prices, as well as change in climate conditions. These disruptions have affected the price and availability of certain products and services in the first quarter and are expected to persist through the rest of 2025. These factors also affect its customers’ profitability, impacting their ability to achieve higher returns on their output and reducing their purchasing power and demand for CNH’s products. CNH is closely monitoring global economic conditions and the impact that macroeconomic pressures, such as new and retaliatory tariffs, fluctuating currency exchange rates, interest rates and inflation, have on its business, customers, and suppliers.

Our business is closely tied to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended March 31, 2025, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,049.6 million and $321.7 million, respectively, representing decreases of 27.2% and 26.7% from the same period in 2024, respectively.

In general, our receivable mix between agricultural and construction equipment financing directionally reflects the mix of equipment sales by CNH North America. As such, changes in the agricultural industry or with respect to our agricultural equipment customers may affect the majority of our portfolio.

As a finance company, we are subject to interest rate risks. Changing interest rates can reduce demand for CNH North America equipment, adversely affect our interest margins and increase our borrowing costs. Most of our retail customer receivables (as used herein, “retail customer receivables” refers primarily to retail notes and finances leases) are fixed rate, while our revolving charge accounts and wholesale receivables are a combination of fixed and floating rate. We manage interest rate risks via a match funding program and the selective use of derivatives.

Net income was $56.6 million for the three months ended March 31, 2025, compared to $54.5 million for the three months ended March 31, 2024. The increase was primarily driven favorable volumes, margin improvement and lower labor costs, partially offset by higher provisions for credit losses and lower recoveries on used equipment sales. The receivables balance greater than 30 days past due as a percentage of receivables was 1.2% at March 31, 2025, 1.1% at December 31, 2024 and 0.8% at March 31, 2024.

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

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues

Revenues for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	2025	2024	$ Change	% Change
Interest income on retail notes and finance leases	$94,109	$87,391	$6,718	7.7%
Rental income on operating leases	59,793	59,806	(13)	(0.0)
Interest income on revolving charge accounts	10,416	9,306	1,110	11.9
Interest income on wholesale notes	34,576	26,923	7,653	28.4
Interest and other income from affiliates	121,869	119,474	2,395	2.0
Other income	3,330	3,406	(76)	(2.2)
Total revenues	$324,093	$306,306	$17,787	5.8%

Total revenues were $324.1 million for the three months ended March 31, 2025 compared to $306.3 million for the three months ended March 31, 2024. The increase was due to a higher average portfolio coupled with a higher average yield for the total portfolio. The average yield for the total portfolio was 8.2% and 8.1% for the three months ended March 31, 2025 and 2024, respectively.

Interest income on retail notes and finance leases for the three months ended March 31, 2025 was $94.1 million, representing an increase of $6.7 million from the three months ended March 31, 2024. The increase was primarily due to a $8.8 million favorable impact from higher average earning assets, partially offset by a $2.1 million unfavorable impact from lower interest rates.

Rental income on operating leases for the three months ended March 31, 2025 was $59.8 million, flat compared to the same period in 2024.

Revolving charge accounts income for the three months ended March 31, 2025 was $10.4 million, representing an increase of $1.1 million from the three months ended March 31, 2024. The increase was primarily due to a $1.3 million favorable impact from higher average earning assets, partially offset by a $0.2 million unfavorable impact from lower interest rates.

Interest income on wholesale notes for the three months ended March 31, 2025 was $34.6 million, representing an increase of $7.7 million from the same period in 2024. The increase was primarily due to a $13.1 million favorable impact from higher average earning assets, partially offset by a $5.4 million unfavorable impact from lower interest rates.

Interest and other income from affiliates for the three months ended March 31, 2025 was $121.9 million compared to $119.5 million for the three months ended March 31, 2024. Compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers was $63.5 million and $49.4 million for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to higher volumes and the mix in pricing programs. For select operating leases, compensation from CNH North America for the difference between market rental rates and the amounts paid by customers was $9.4 million and $9.5 million for the three months ended March 31, 2025 and 2024, respectively. For revolving charge accounts, compensation from CNH North America for low-rate financing programs and interest waiver programs offered to customers was $1.1 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to higher volumes. For the three months ended March 31, 2025, compensation from CNH North America for wholesale marketing programs was $44.1 million, a decrease of $14.5 million from the same period in 2024. The decrease was primarily due to destocking efforts and lower base rates.

Other income represents commissions earned on insurance and equipment protection products underwritten through a third-party insurer. For the three months ended March 31, 2025, other income was $3.3 million, relatively flat compared to the same period in 2024.

Expenses

Expenses for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	2025	2024	$ Change	% Change
Total interest expense	$166,652	$167,427	$(775)	(0.5)%
Fees charged by affiliates	12,044	13,595	(1,551)	(11.4)
Provision for credit losses	17,096	10,512	6,584	62.6
Depreciation of equipment on operating leases	46,332	43,100	3,232	7.5
Other expenses, net	6,658	596	6,062	1,017.1
Total expenses	$248,782	$235,230	$13,552	5.8%

Total interest expense was $166.7 million for the three months ended March 31, 2025 compared to $167.4 million for the same period in 2024. The decrease was primarily due to a $10.3 million favorable impact from lower average interest rates, partially offset by a $9.5 million unfavorable impact from higher average total debt. The average debt cost was 4.7% for the three months ended March 31, 2025 compared to 5.0% for the three months ended March 31, 2024.

Fees charged by affiliates was $12.0 million and $13.6 million for the three months ended March 31, 2025 and 2024, respectively, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company. The decrease was due to lower payroll costs.

The provision for credit losses was $17.1 million for the three months ended March 31, 2025 compared to $10.5 million for the same period in 2024. The increase was due to higher specific reserve needs.

Depreciation of equipment on operating leases was $46.3 million for the three months ended March 31, 2025 compared to $43.1 million for the same period in 2024. The increase was largely due to a higher average operating lease portfolio.

Other expenses, net were $6.7 million for the three months ended March 31, 2025 compared to $0.6 million for the three months ended March 31, 2024. The increase was due to lower recoveries on used equipment sales and higher general and administrative costs.

The effective tax rates for the three months ended March 31, 2025 and 2024 were 24.8% and 23.4%, respectively.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	2025	2024	$ Change	% Change
Retail customer	$—	$983,778	$(983,778)	(100.0)%
Revolving charge accounts	—	210,137	(210,137)	(100.0)
Wholesale	(31,346)	2,719,604	(2,750,950)	(101.2)
Equipment on operating leases	157,492	102,184	55,308	54.1
Total originations	$126,146	$4,015,703	$(3,889,557)	(96.9)%

The quarter-over-quarter increase in originations for both retail customer receivables and operating leases was primarily due to improved penetration rates on new units and increased used equipment volumes partially offset by lower new equipment deliveries. Wholesale originations decreased due to lower new equipment deliveries, partially offset by higher used trade-in volumes.

Receivables and equipment on operating leases held as of March 31, 2025, December 31, 2024 and March 31, 2024 were as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2025	2024	2024
Retail customer	$8,986,296	$9,039,808	$8,175,669
Revolving charge accounts	250,864	235,640	227,209
Wholesale	4,808,444	4,847,091	5,414,021
Equipment on operating leases	1,457,155	1,422,001	1,341,909
Total receivables and equipment on operating leases	$15,502,759	$15,544,540	$15,158,808

The total balance of retail customer receivables greater than 30 days past due as a percentage of retail customer receivables was 1.7% at March 31, 2025, 1.5% at December 31, 2024 and 1.2% at March 31, 2024. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at March 31, 2025, December 31, 2024 or March 31, 2024. The total revolving charge account receivables balance greater than 30 days past due as a percentage of the revolving charge account receivables was 3.7% at March 31, 2025, 5.2% at December 31, 2024 and 3.2% at March 31, 2024.

Total retail customer receivables on nonaccrual status were $88.0 million, $78.6 million and $61.0 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively. As of March 31, 2025, December 31, 2024 and March 31, 2024, total revolving charge account receivables on nonaccrual status were immaterial. Total wholesale receivables on nonaccrual status were $21.9 million and $25.9 million at March 31, 2025 and December 31, 2024, respectively, and there were no wholesale receivables on nonaccrual status at March 31, 2024.

Total receivable charge-offs and recoveries, by product, for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	2025	2024
Charge-offs:
Retail customer	$15,960	$5,853
Revolving charge accounts	1,510	1,150
Wholesale	34	—
Total charge-offs	17,504	7,003
Recoveries:
Retail customer	(273)	(275)
Revolving charge accounts	(197)	(96)
Wholesale	(2)	(13)
Total recoveries	(472)	(384)
Charge-offs, net of recoveries:
Retail customer	15,687	5,578
Revolving charge accounts	1,313	1,054
Wholesale	32	(13)
Total charge-offs, net of recoveries	$17,032	$6,619

Our allowance for credit losses on all receivables financed totaled $130.1 million at March 31, 2025, $130.0 million at December 31, 2024 and $118.4 million at March 31, 2024.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of March 31, 2025.

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

Cash Flows

For the three months ended March 31, 2025 and 2024, our cash flows were as follows (dollars in thousands):

	2025	2024
Cash flows from (used in):
Operating activities	$242,105	$99,974
Investing activities	172,552	(449,779)
Financing activities	(783,596)	120,507
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	140	—
Net cash decrease	$(368,799)	$(229,298)

The increase in net cash from operating activities during the three months of 2025 compared to the same period in 2024 was primarily due to changes in components of working capital and increases in provision for credit losses, and net income, partially offset by a higher deferred income tax benefit. The increase in net cash from investing activities for the three months ended March 31, 2025 was primarily due to the decreases in net expenditures for receivables and affiliated cash pooling receivables of $365.7 million and $320.4 million, respectively, partially offset by the increases in net expenditures for equipment on operating leases of $60.2 million and net expenditures for property, equipment and software of $3.6 million. The increase in net cash used in financing activities for the three months ended March 31, 2025 was primarily due to increases in net cash paid on external borrowings of $1.1 billion, partially offset by a decrease in net cash paid on affiliated debt of $188.8 million.

Securitization

CNH Capital and its predecessor entities have been securitizing receivables since 1992. CNH Capital had approximately $5.6 billion of public and private asset-backed securities outstanding in the U.S. and Canada as of March 31, 2025. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.4 billion as of March 31, 2025, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At March 31, 2025, there was approximately $0.7 billion of funding available under these facilities.

Repurchase Agreement

We are a party to a Global Master Repurchase Agreement which expires in September 2025. As of March 31, 2025, the Company had no Canadian receivables sold under the repurchase agreement. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

As of March 31, 2025, committed and uncommitted unsecured facilities with banks totaled $739.1 million, with no funds drawn as of that date. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. The available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. We had no commercial paper outstanding as of March 31, 2025.

As of March 31, 2025, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the "U.S. Senior Notes"): (1)
3.950% notes, due 2025	$500,000
5.450% notes, due 2025	400,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
4.500% notes, due 2027	500,000
4.750% notes, due 2028	500,000
4.550% notes, due 2028	600,000
5.500% notes, due 2029	500,000
5.100% notes, due 2029	600,000
Hedging, discounts and unamortized issuance costs	(22,874)
4,677,126
Issued by CNH Industrial Capital Canada (the "Canadian Senior Notes"): (2)
5.500% notes, due 2026	278,504
4.800% notes, due 2027	278,504
4.000% notes, due 2028	208,878
Discounts and unamortized issuance costs	(3,279)
762,607
Total	$5,439,733
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Capital America and New Holland Credit.

On March 21, 2025, CNH Industrial Capital LLC completed an offering of $500.0 million in aggregate principal amount of 4.750% unsecured notes due 2028, with an issue price of 99.658%.

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

Affiliate Sources

CNH Capital borrows, as needed, from CNH. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had $56.3 million of affiliated debt as of March 31, 2025 and no affiliated debt as of December 31, 2024.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at both March 31, 2025 and December 31, 2024 was $1.6 billion.

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

The Guarantees of the Guarantor Entities will be automatically released:

(1)

in connection with any sale or other disposition of all of the capital stock of the applicable Guarantor Entities to a person other than, for purposes of the U.S. Notes Guarantees, CNH Industrial Capital LLC or any subsidiary of CNH Industrial Capital LLC, or, for purposes of the Canadian Notes Guarantees, CNH N.V. or any subsidiary of CNH N.V.;

(2)

in connection with the sale or other disposition of all or substantially all of the assets or properties of the applicable Guarantor Entities, including by way of merger, consolidation or otherwise, to a person other than, for purposes of the U.S. Notes Guarantees, CNH Industrial Capital LLC or any subsidiary of CNH Industrial Capital LLC or, for purposes of the Canadian Notes Guarantees, CNH N.V. or any subsidiary of CNH N.V.; or

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

For the three months ended March 31, 2025 and 2024, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	2025	2024
Revenues	$101,494	$163,507
Interest expense	31,625	107,290
Administrative and operating expenses	51,429	48,525
Income tax provision (benefit)	4,136	169
Net income	$14,304	$7,523

For the U.S. Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	2025	2024
Interest and other income from affiliates	$16,722	$16,731
Interest expense to affiliates	37,528	49,959

As of March 31, 2025 and December 31, 2024, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	March 31,	December 31,
	2025	2024
Cash	$92,367	$308,593
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $41,110 and $40,218	3,444,019	3,213,029
Equipment on operating leases, net	1,025,290	988,028
Short-term debt, including current maturities of long-term debt	1,505,983	1,386,998
Accounts payable and other accrued liabilities	609,317	649,261
Long-term debt	3,335,544	3,348,690

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of March 31, 2025 and December 31, 2024 were as follows (dollars in thousands):

	March 31,	December 31,
	2025	2024
Affiliated accounts and notes receivable	$3,623,866	$3,307,088
Accounts payable and other accrued liabilities	4,194,248	4,145,280

For the three months ended March 31, 2025 and 2024, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	2025	2024
Revenues	$222,762	$224,135
Interest expense	120,140	137,633
Administrative and operating expenses	68,260	65,683
Income tax provision	7,493	3,092
Net income	$26,869	$17,727

For the Canadian Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	2025	2024
Interest and other income from affiliates	$14,228	$16,516
Interest expense to affiliates	37,528	49,959

As of March 31, 2025 and December 31, 2024, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	March 31,	December 31,
	2025	2024
Cash	$108,424	$327,928
Restricted cash and cash equivalents	52,367	56,164
Receivables, less allowance for credit losses of $50,706 and $50,935	6,128,429	5,765,534
Equipment on operating leases, net	1,457,155	1,422,001
Short-term debt, including current maturities of long-term debt	2,169,722	2,368,449
Accounts payable and other accrued liabilities	705,346	767,320
Long-term debt	4,748,968	4,821,053

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of March 31, 2025 and December 31, 2024 were as follows (dollars in thousands):

	March 31,	December 31,
	2025	2024
Affiliated accounts and notes receivable	$3,051,334	$3,136,147
Accounts payable and other accrued liabilities	4,216,112	4,167,105

Other Data

	As of or for the
	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Gross receivables	$14,045,604	$13,816,899
Equipment on operating leases, net	1,457,155	1,341,909
Total portfolio	$15,502,759	$15,158,808
Delinquency (1)	1.18%	0.78%
Average gross receivables balance	$14,272,624	$12,587,085
Net credit loss (2)	0.30%	0.15%
Profitability: (3)
Return on average portfolio (4)	1.47%	1.47%
Asset Quality:
Allowance for credit losses / gross receivables	0.93%	0.87%
(1)	Delinquency is reported on gross receivables greater than 30 days past due, expressed as a percentage of the gross receivables as of the end of the respective period.
(2)	Net credit losses on the receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average balance of gross receivables.
(3)	Three months ended March 31, 2025 and 2024 annualized.
(4)	Net income for the period expressed as a percentage of the average portfolio.

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2024 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended March 31, 2025.

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

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of CNH’s markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs; and other protective measures issued to promote national interests or address foreign competition, which in turn result or may result in retaliatory tariffs or other measures enacted by affected trade partners; volatility in international trade caused by the imposition of tariffs, including the necessity to implement surcharges and price increases, which could consequently affect demand for CNH’s products; sanctions, embargoes, and trade wars; actions of competitors in the various industries in which CNH North America competes; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of CNH’s products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNH N.V.; price pressure on new and used equipment; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and CNH North America dealers; security breaches with respect to CNH’s products; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics (such as the COVID-19 pandemic); terrorist attacks in Europe and elsewhere; our ability to realize the anticipated benefits from our business initiatives as part of CNH’s strategic plan including targeted restructuring actions to optimize CNH’s cost structure and improve the efficiency of its operations; CNH’s failure to realize, or a delay in realizing, all of the anticipated benefits of its acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our and CNH’s success in managing the risks involved in the foregoing.

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

Additional factors could cause actual results to differ from those expressed or implied by the forward-looking statements included in the Company’s filings with the SEC (including, but not limited to, the factors discussed in our 2024 Annual Report and subsequent quarterly reports).

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Based on this evaluation of our disclosure controls and procedures as of March 31, 2025, our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Capital’s financial position or results of operations.

Item 1A.  Risk Factors

This section supplements certain of the information found under Part I, Item 1A. “Risk Factors” of our 2024 Annual Report on Form 10-K based on information currently known to us and recent developments since the date of the 2024 Annual Report. The matters discussed below should be read in conjunction with the risk factors set forth in the 2024 Annual Report. However, the risks described in our 2024 Annual Report, in the "Cautionary Note on Forward Looking Statements" within this report and below are not the only risks faced by us. Additional risks and uncertainties not currently known, or that are currently judged to be immaterial, may also materially affect our business, financial condition or operating results.

International trade developments or changes in national laws and policies can affect demand for CNH North America’s products and reduce the opportunities for us to finance equipment.

Government laws and policies on international trade and investment such as sanctions, import quotas, capital controls, tariffs or other retaliatory measures imposed in response to tariffs, whether adopted by non-governmental bodies, individual governments or addressed by regional trade blocks, may affect the demand for CNH North America’s products, technology and services,  or prevent CNH North America from being able to sell products to certain customers or in certain countries, which may reduce the opportunities for us to finance equipment . The U.S. has announced and/or implemented significant new tariffs, including but not limited to tariffs on imported steel and aluminum products, tariffs on imports from China, and baseline tariffs on most imports from most other countries. These measures have resulted in (or may cause in the future) retaliatory tariffs by other countries. Furthermore, restrictions in trade resulting from such measures could have an adverse effect on CNH North America’s business, adversely impact the availability to CNH North America of certain products in certain countries and disrupt its supply chains, with related impacts to CNH North America’s operations; and could exacerbate inflation, diminish investment and result in broader negative impacts, including economic instability that may adversely impact demand for CNH North America’s products and reduce the opportunities for us to finance equipment.

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

CNH INDUSTRIAL CAPITAL LLC
Date: May 6, 2025	/s/ Douglas MacLeod
Douglas MacLeod, Chairman and President
(Principal Executive Officer)

Date: May 6, 2025	/s/ Daniel Willems Van Dijk
Daniel Willems Van Dijk, Chief Financial Officer and Assistant Treasurer
(Principal Financial Officer)