Form 10-Q/A
period 2025-03-31
CNH Industrial Capital LLC
filed 2025-05-12
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

CNH Industrial Capital LLC (the “Company”) is filing this amendment (the “Amendment”) to its Quarterly Report Form 10-Q for the quarter ended March 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on May 6, 2025 (the “Original Report”), solely for the purpose of correcting inadvertent errors in the figures provided in the first table under Receivables and Equipment on Operating Leases Originated and Held in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 26 of the Original Report.

In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains currently dated certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to this Amendment. Because this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of such certifications have been omitted. Additionally, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

This Amendment consists solely of the preceding cover page, this explanatory note, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the exhibit index, the signature page and the certifications.

Other than as expressly set forth above, no other changes have been made to the Original Report. This Amendment speaks as of the original filing date of the Original Report and does not reflect events that may have occurred subsequent to the original filing date. This Amendment should be read in conjunction with the Original Report and the Company’s other filings with the SEC.

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

The effective tax rates for the three months ended March 31, 2025 and 2024 were 24.8% and 23.4%, respectively.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	2025	2024	$ Change	% Change
Retail customer	$1,090,137	$983,778	$106,359	10.8%
Revolving charge accounts	205,110	210,137	(5,027)	(2.4)
Wholesale	1,909,080	2,719,604	(810,524)	(29.8)
Equipment on operating leases	157,492	102,184	55,308	54.1
Total originations	$3,361,819	$4,015,703	$(653,884)	(16.3)%

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

PART II. OTHER INFORMATION

Item 6.  Exhibits

Exhibit	Description
22

Issuer and Guarantors of Guaranteed Securities (Previously filed as Exhibit 22 to the quarterly report on Form 10-Q of the registrant for the quarter ended March 31, 2025 (File No. 000-55510) and incorporated herein by reference).

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

CNH INDUSTRIAL CAPITAL LLC
Date: May 12, 2025	/s/ Douglas MacLeod
Douglas MacLeod, Chairman and President
(Principal Executive Officer)

Date: May 12, 2025	/s/ Daniel Willems Van Dijk
Daniel Willems Van Dijk, Chief Financial Officer and Assistant Treasurer
(Principal Financial Officer)