Form 10-Q
period 2025-06-30
CNH Industrial Capital LLC
filed 2025-08-04
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

As of June 30, 2025, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
REVENUES
Interest income on retail notes and finance leases	$95,584	$92,184	$189,693	$179,575
Rental income on operating leases	61,129	57,540	120,922	117,346
Revolving charge account income	11,648	10,883	22,064	20,189
Interest income on wholesale notes	37,920	31,007	72,496	57,930
Interest and other income from affiliates	123,024	128,259	244,893	247,733
Other income	2,784	3,490	6,114	6,896
Total revenues	332,089	323,363	656,182	629,669
EXPENSES
Interest expense:
Interest expense to third parties	164,902	174,896	331,319	337,699
Interest expense to affiliates	482	968	717	5,592
Total interest expense	165,384	175,864	332,036	343,291
Administrative and operating expenses:
Fees charged by affiliates	12,559	11,448	24,603	25,043
Provision for credit losses	24,444	11,771	41,540	22,283
Depreciation of equipment on operating leases	48,154	44,195	94,486	87,295
Other expenses, net	3,004	4,699	9,662	5,295
Total administrative and operating expenses	88,161	72,113	170,291	139,916
Total expenses	253,545	247,977	502,327	483,207
INCOME BEFORE TAXES	78,544	75,386	153,855	146,462
Income tax provision	17,617	16,548	36,306	33,151
NET INCOME	$60,927	$58,838	$117,549	$113,311

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
NET INCOME	$60,927	$58,838	$117,549	$113,311
Other comprehensive income (loss):
Foreign currency translation adjustment	21,457	(4,298)	22,188	(14,778)
Pension liability adjustment	(97)	(112)	(185)	(220)
Change in derivative financial instruments	(768)	(489)	(3,059)	1,446
Total other comprehensive income (loss)	20,592	(4,899)	18,944	(13,552)
COMPREHENSIVE INCOME	$81,519	$53,939	$136,493	$99,759

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Cash	$84,975	$446,946
Restricted cash and cash equivalents	367,453	386,397
Receivables, less allowance for credit losses of $141,660 and $129,983, respectively	14,000,141	13,992,556
Affiliated accounts and notes receivable	209,002	401,285
Equipment on operating leases, net	1,506,005	1,422,001
Equipment held for sale	42,331	48,873
Goodwill	108,314	107,068
Other intangible assets, net	21,289	19,366
Other assets	115,360	102,416
TOTAL	$16,454,870	$16,926,908
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$5,275,007	$5,869,500
Accounts payable and other accrued liabilities	756,178	787,612
Affiliated debt	75,351	—
Long-term debt	8,728,806	8,666,627
Total liabilities	14,835,342	15,323,739
Commitments and contingent liabilities (Note 12)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	918,201	918,335
Accumulated other comprehensive loss	(159,503)	(178,447)
Retained earnings	860,830	863,281
Total stockholder’s equity	1,619,528	1,603,169
TOTAL	$16,454,870	$16,926,908

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

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

	June 30,	December 31,
	2025	2024
Restricted cash and cash equivalents	$367,453	$386,397
Receivables, less allowance for credit losses of $66,771 and $58,094, respectively	8,385,327	8,851,145
TOTAL	$8,752,780	$9,237,542

Short-term debt (including current maturities of long-term debt)	$3,909,751	$4,169,748
Long-term debt	4,231,617	4,557,176
TOTAL	$8,141,368	$8,726,924

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Dollars in thousands)

(Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$117,549	$113,311
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	94,486	87,299
Amortization of intangibles	1,654	1,582
Provision for credit losses	41,540	22,283
Deferred income tax benefit	(9,324)	(20,153)
Other non-cash items	21,749	29,125
Changes in components of working capital:
Change in affiliated accounts receivables	111,378	15,083
Change in other assets and equipment held for sale	(6,185)	(5,361)
Change in accounts payable and other accrued liabilities	(36,252)	7,501
Net cash from (used in) operating activities	336,595	250,670
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired (retail customer, revolving charge accounts and wholesale)	(6,853,145)	(8,704,128)
Collections of receivables (retail customer, revolving charge accounts and wholesale)	6,933,776	7,660,929
Change in affiliated cash pooling receivables, net	75,983	(134,074)
Collections of affiliated notes receivables	10,771	10,800
Purchase of equipment on operating leases	(319,793)	(202,390)
Proceeds from disposal of equipment on operating leases	171,504	153,345
Change in property, equipment and software, net	(5,078)	(217)
Net cash from (used in) investing activities	14,018	(1,215,735)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in affiliated debt, net	75,351	(131,366)
Proceeds from issuance of long-term debt	2,048,711	3,281,064
Payment of long-term debt	(2,228,703)	(2,365,410)
Change in committed asset-backed facilities, net	(210,262)	(282,739)
Change in short-term borrowings, net	(300,268)	185,828
Dividends paid to CNH Industrial America LLC	(120,000)	(75,000)
Net cash from (used in) financing activities	(735,171)	612,377
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3,643	—
DECREASE IN CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	(380,915)	(352,688)
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Beginning of period	833,343	797,927
End of period	$452,428	$445,239
COMPONENTS OF CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Cash	$84,975	$81,128
Restricted cash and cash equivalents	367,453	364,111
TOTAL CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	$452,428	$445,239
CASH PAID DURING THE PERIOD FOR INTEREST	$322,879	$331,843
CASH PAID DURING THE PERIOD FOR TAXES	$45,530	$49,174

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2025	$—	$918,335	$(178,447)	$863,281	$1,603,169
Net income	—	—	—	56,622	56,622
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	731	—	731
Stock compensation	—	(68)	—	—	(68)
Pension liability adjustment, net of tax	—	—	(88)	—	(88)
Change in derivative financial instruments, net of tax	—	—	(2,291)	—	(2,291)
BALANCE - March 31, 2025	$—	$918,267	$(180,095)	$859,903	$1,598,075
Net income	—	—	—	60,927	60,927
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	21,457	—	21,457
Stock compensation	—	(66)	—	—	(66)
Pension liability adjustment, net of tax	—	—	(97)	—	(97)
Change in derivative financial instruments, net of tax	—	—	(768)	—	(768)
BALANCE - June 30, 2025	$—	$918,201	$(159,503)	$860,830	$1,619,528

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of December 31, 2024 or June 30, 2024.

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

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended June 30, 2025:

	Currency	Pension	Unrealized
	Translation	Liability	(Losses) Gains
	Adjustment	(Asset)	on Derivatives	Total
Beginning balance, gross	$(179,155)	$(855)	$(386)	$(180,396)
Tax liability	—	214	87	301
Beginning balance, net of tax	(179,155)	(641)	(299)	(180,095)
Other comprehensive income (loss) before reclassifications	21,457	(139)	(158)	21,160
Amounts reclassified from accumulated other comprehensive income (loss)	—	10	(839)	(829)
Tax effects	—	32	229	261
Net current-period other comprehensive income (loss)	21,457	(97)	(768)	20,592
Total	$(157,698)	$(738)	$(1,067)	$(159,503)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the six months ended June 30, 2025:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(179,886)	$(739)	$2,632	$(177,993)
Tax liability	—	186	(640)	(454)
Beginning balance, net of tax	(179,886)	(553)	1,992	(178,447)
Other comprehensive income (loss) before reclassifications	22,188	(265)	(2,194)	19,729
Amounts reclassified from accumulated other comprehensive income (loss)	—	20	(1,821)	(1,801)
Tax effects	—	60	956	1,016
Net current-period other comprehensive income (loss)	22,188	(185)	(3,059)	18,944
Total	$(157,698)	$(738)	$(1,067)	$(159,503)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effect for the three months ended June 30, 2024:

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

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effect for the six months ended June 30, 2024:

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

The reclassifications out of AOCI were immaterial for the three and six months ended June 30, 2025 and 2024.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of June 30, 2025 and December 31, 2024 is as follows:

	June 30,	December 31,
	2025	2024
Retail notes	$1,774,161	$1,180,540
Revolving charge accounts	268,530	235,640
Finance leases	244,688	233,621
Wholesale	1,515,472	1,507,176
Restricted receivables	10,338,950	10,965,562
	14,141,801	14,122,539
Less: Allowance for credit losses	(141,660)	(129,983)
Total receivables, net	$14,000,141	$13,992,556

Included in the receivables balance at June 30, 2025 and December 31, 2024 is unearned finance income and unamortized deferred fees and costs of $503,973 and $496,976, respectively.

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

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the carrying value of restricted receivables as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Retail notes	$7,122,208	$7,625,647
Wholesale	3,149,971	3,339,915
Total restricted receivables	$10,272,179	$10,965,562

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the three months ended June 30, 2025 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$114,498	$8,164	$7,407	$130,069
Charge-offs	(12,496)	(1,577)	—	(14,073)
Recoveries	436	242	6	684
Provision (benefit)	23,054	1,571	(181)	24,444
Foreign currency translation and other	458	28	50	536
Ending balance	$125,950	$8,428	$7,282	$141,660

Allowance for credit losses activity for the six months ended June 30, 2025 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$114,935	$7,603	$7,445	$129,983
Charge-offs	(28,456)	(3,087)	(34)	(31,577)
Recoveries	709	439	8	1,156
Provision (benefit)	38,285	3,444	(189)	41,540
Foreign currency translation and other	477	29	52	558
Ending balance	$125,950	$8,428	$7,282	$141,660
Gross receivables:
Ending balance	$9,204,652	$268,530	$4,668,619	$14,141,801

The allowance for credit losses increased during the first six months of 2025, primarily due to a rise in delinquency rates, which necessitated higher specific reserve needs.

Allowance for credit losses activity for the three months ended June 30, 2024 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$104,244	$8,396	$5,725	$118,365
Charge-offs	(6,034)	(1,146)	—	(7,180)
Recoveries	910	206	8	1,124
Provision	7,116	2,302	2,353	11,771
Foreign currency translation and other	(91)	(7)	(11)	(109)
Ending balance	$106,145	$9,751	$8,075	$123,971

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Allowance for credit losses activity for the six months ended June 30, 2024 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$101,649	$7,594	$5,502	$114,745
Charge-offs	(11,887)	(2,296)	—	(14,183)
Recoveries	1,185	302	21	1,508
Provision	15,529	4,170	2,584	22,283
Foreign currency translation and other	(331)	(19)	(32)	(382)
Ending balance	$106,145	$9,751	$8,075	$123,971
Gross receivables:
Ending balance	$8,504,298	$259,572	$5,768,906	$14,532,776

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables by vintage as of June 30, 2025 are as follows:

							S
			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total	Gross
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Charge-offs
Retail customer
United States
2025	$3,810	$501	$106	$4,417	$1,596,312	$1,600,729	$54
2024	27,168	9,213	6,584	42,965	2,682,701	2,725,666	3,181
2023	18,686	6,426	13,570	38,682	1,503,962	1,542,644	11,565
2022	8,720	3,332	6,349	18,401	985,556	1,003,957	4,609
2021	5,353	1,895	4,980	12,228	447,819	460,047	1,714
Prior to 2021	1,786	380	37,633	39,799	141,200	180,999	4,242
Total	$65,523	$21,747	$69,222	$156,492	$7,357,550	$7,514,042	$25,365
Canada
2025	$581	$—	$63	$644	$472,814	$473,458	$—
2024	1,971	329	495	2,795	654,462	657,257	946
2023	1,585	888	422	2,895	213,115	216,010	1,174
2022	1,252	203	440	1,895	181,255	183,150	502
2021	871	107	617	1,595	121,270	122,865	388
Prior to 2021	291	122	195	608	37,262	37,870	81
Total	$6,551	$1,649	$2,232	$10,432	$1,680,178	$1,690,610	$3,091
Revolving charge accounts
United States	$5,394	$2,456	$1,328	$9,178	$239,513	$248,691	$2,893
Canada	$472	$183	$100	$755	$19,084	$19,839	$194
Wholesale
United States	$20	$4	$93	$117	$3,607,751	$3,607,868	$34
Canada	$—	$—	$—	$—	$1,060,751	$1,060,751	$—
Total
Retail customer	$72,074	$23,396	$71,454	$166,924	$9,037,728	$9,204,652	$28,456
Revolving charge accounts	$5,866	$2,639	$1,428	$9,933	$258,597	$268,530	$3,087
Wholesale	$20	$4	$93	$117	$4,668,502	$4,668,619	$34

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

Included in the receivables balance at June 30, 2025 and December 31, 2024 is accrued interest of $98,710 and $100,325, respectively. The Company does not include accrued interest in its allowance for credit losses.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three and six months ended June 30, 2025 and 2024. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The retail customer receivables on nonaccrual status as of June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
	2025	2024
United States	$86,440	$74,795
Canada	$3,618	$3,818

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of June 30, 2025 and December 31, 2024, total revolving charge account receivables on nonaccrual status were immaterial. As of June 30, 2025 and December 31, 2024, wholesale receivables on nonaccrual status in the United States were $14,818 and $25,916, respectively. There were no wholesale receivables on nonaccrual status in Canada as of June 30, 2025 and December 31, 2024.

As of June 30, 2025 and December 31, 2024, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three and six months ended June 30, 2025 and 2024 was immaterial.

Modifications

CNH Capital periodically modifies the terms of its receivable agreements with customers experiencing financial difficulties. Typically, the types of modifications granted are payment deferrals, extended contract maturities, modification of a contractual interest rate or waiving of interest and principal. As a collateral-based lender, CNH Capital has recourse to the financed assets on default. The Company continues to monitor the credit quality of these modified receivables. CNH Capital’s allowance for credit losses incorporates historical loss information, including the effects of the modified receivables. Therefore, additional adjustments to the allowance are generally not recorded upon modification of the receivable.

As of June 30, 2025 and 2024, modifications of CNH Capital’s retail customer receivables and wholesale receivables for customers experiencing financial difficulties were immaterial. Defaults and subsequent write-offs of receivables modified were not significant during the previous twelve months ended June 30, 2025 and 2024.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $91,301) as of June 30, 2025 are as follows:

2025	$105,026
2026	176,635
2027	103,827
2028	41,433
2029 and thereafter	18,226
Total lease payments	$445,147

NOTE 6: CREDIT FACILITIES AND DEBT

On May 23, 2025, the Company repaid the principal amount of $500,000 of its 3.950% unsecured notes due 2025.

On June 5, 2025, CNH Capital Canada completed a private placement offering of C$500,000 ($365,850) in aggregate principal amount of its 3.750% unsecured notes due 2029, issued at par.

On June 30, 2025, the Company, through a trust, issued C$486,050 ($355,432) of amortizing asset-backed notes secured by Canadian retail receivables.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Repurchase Agreement

The Company is a party to a Global Master Repurchase Agreement which expires in September 2025. As of June 30, 2025, the Company had sold, and not yet repurchased, C$450,000 ($329,070) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

As of June 30, 2025, committed and uncommitted unsecured facilities with banks totaled $797,417. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of June 30, 2025, the Company had $49,600 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company had no commercial paper outstanding as of June 30, 2025.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended June 30, 2025 and 2024 were 22.4% and 22.0%, respectively. The effective tax rate was 23.6% for the six months ended June 30, 2025, compared to 22.6% for the same period in 2024.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of June 30, 2025, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 56 months. As of June 30, 2025, the after-tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately ($1,431).

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and six months ended June 30, 2025 and 2024.

All of the Company’s interest rate derivatives as of June 30, 2025 and December 31, 2024 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $4,943,929 and $4,749,748 at June 30, 2025 and December 31, 2024, respectively. The seven-month average notional amounts for the six months ended June 30, 2025 and 2024 were $4,804,342 and $3,996,818, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of June 30, 2025 and December 31, 2024 in the consolidated balance sheets are recorded as follows:

	June 30,	December 31,
	2025	2024
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$27,922	$12,862
Accounts payable and other accrued liabilities:
Interest rate derivatives	$11,067	$21,087
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$10,487	$21,522
Foreign exchange contracts	—	2,996
Total	$10,487	$24,518
Accounts payable and other accrued liabilities:
Interest rate derivatives	$10,487	$21,522

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and six months ended June 30, 2025 and 2024 are recorded in the following accounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$(158)	$431	$(2,194)	$3,306
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	$839	$1,071	$1,821	$1,288
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$21,263	$(339)	$21,104	$(1,243)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, all of which are measured as Level 2:

	June 30,	December 31,
	2025	2024
Assets
Interest rate derivatives	$38,409	$34,384
Foreign exchange contracts	—	2,996
Total assets	$38,409	$37,380
Liabilities
Interest rate derivatives	$21,554	$42,609

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$14,000,141	$14,001,036	$13,992,556	$14,040,507
Long-term debt	$8,728,806	$8,813,317	$8,666,627	$8,654,374

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

A summary of the Company’s segment net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
REVENUES
Revenues and other income from third parties	$209,065	$195,104	$411,289	$381,936
Interest and other income from affiliates	123,024	128,259	244,893	247,733
Total revenues	332,089	323,363	656,182	629,669
EXPENSES
Interest expense to third parties	$164,902	$174,896	331,319	337,699
Interest expense to affiliates	482	968	717	5,592
Fees charged by affiliates	12,559	11,448	24,603	25,043
Provision for credit losses	24,444	11,771	41,540	22,283
Depreciation of equipment on operating leases	48,154	44,195	94,486	87,295
Gains on sale of used equipment	(2,162)	(2,102)	(1,999)	(4,871)
Other general and administrative	5,166	6,801	11,661	10,166
Income tax provision	17,617	16,548	36,306	33,151
Total expenses	271,162	264,525	538,633	516,358
SEGMENT NET INCOME	60,927	58,838	117,549	113,311
Adjustments and reconciling items	—	—	—	—
NET INCOME	$60,927	$58,838	$117,549	$113,311

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 10: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
United States	$271,966	$259,630	$535,325	$505,307
Canada	65,632	63,920	128,860	124,764
Eliminations	(5,509)	(187)	(8,003)	(402)
Total	$332,089	$323,363	$656,182	$629,669
Interest expense
United States	$138,783	$143,975	$277,455	$281,059
Canada	32,110	32,076	62,584	62,634
Eliminations	(5,509)	(187)	(8,003)	(402)
Total	$165,384	$175,864	$332,036	$343,291
Net income
United States	$48,261	$46,174	$92,297	$89,792
Canada	12,666	12,664	25,252	23,519
Total	$60,927	$58,838	$117,549	$113,311
Depreciation and amortization
United States	$34,886	$31,230	$68,482	$61,412
Canada	14,223	13,778	27,658	27,469
Total	$49,109	$45,008	$96,140	$88,881
Expenditures for equipment on operating leases
United States	$115,772	$58,338	$247,121	$138,260
Canada	46,529	41,868	72,672	64,130
Total	$162,301	$100,206	$319,793	$202,390
Provision for credit losses
United States	$21,343	$10,976	$38,406	$20,993
Canada	3,101	795	3,134	1,290
Total	$24,444	$11,771	$41,540	$22,283

	As of	As of
	June 30,	December 31,
	2025	2024
Total assets
United States	$12,979,920	$13,987,559
Canada	3,549,906	3,180,759
Eliminations	(74,956)	(241,410)
Total	$16,454,870	$16,926,908
Gross receivables
United States	$11,370,601	$11,559,317
Canada	2,771,200	2,563,222
Total	$14,141,801	$14,122,539

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 11: RELATED-PARTY TRANSACTIONS

The Company receives compensation from CNH North America for retail customer, operating lease, revolving charge accounts and wholesale sales programs offered by CNH North America on which finance charges are waived or below market rate financing programs are offered. The Company receives compensation from CNH North America based on the Company’s estimated costs and a targeted return on equity. The Company is also compensated for lending funds to CNH North America.

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Subsidy from CNH North America
Retail customer	$67,260	$49,675	$130,751	$99,082
Operating lease	10,174	9,119	19,597	18,569
Revolving charge accounts	1,289	1,160	2,429	1,999
Wholesale	43,026	66,349	87,128	124,994
Income from affiliated receivables
CNH North America	556	1,033	3,498	1,033
Banco CNH Industrial Capital Brazil	470	640	1,003	1,356
Other affiliates	249	283	487	700
Total interest and other income from affiliates	$123,024	$128,259	$244,893	$247,733

Interest expense to affiliates was $482 and $968, respectively, for the three months ended June 30, 2025 and 2024, and $717 and $5,592, respectively, for the six months ended June 30, 2025 and 2024. Fees charged by affiliates were $12,559 and $11,448, respectively, for the three months ended June 30, 2025 and 2024, and $24,603 and $25,043, respectively, for the six months ended June 30, 2025 and 2024, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company.

As of June 30, 2025 and December 31, 2024, the Company had various accounts and notes receivable and debt with the following affiliates:

	June 30,	December 31,
	2025	2024
Affiliated receivables
CNH America	$—	$317,587
CNH Canada	172,357	35,006
Banco CNH Industrial Capital Brazil	24,228	36,182
Other affiliates	12,417	12,510
Total affiliated receivables	$209,002	$401,285
Affiliated debt
CNH America	$75,351	$—
Total affiliated debt	$75,351	$—

Accounts payable and other accrued liabilities, including tax payables, of $109,994 and $50,915 were payable to related parties as of June 30, 2025 and December 31, 2024, respectively.

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

Commitments

As of June 30, 2025, the Company had various agreements, on an uncommitted basis, to extend credit for the following portfolios:

	Total
	Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$7,700,969	$4,601,795	$3,099,174
Revolving charge accounts	$2,782,812	$272,380	$2,510,432

NOTE 13: SUBSEQUENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into U.S. law. Key income tax-related provisions of the OBBBA include the extension of bonus depreciation and revisions to U.S. international tax rules. The Company is evaluating the financial implications of the OBBBA and will begin reflecting its effects in the third quarter of 2025.

On July 22, 2025, the Company, through a bankruptcy-remote trust, issued $892,050 of amortizing asset-backed notes secured by U.S. retail receivables.

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

Trends and Economic Conditions

The global economy is experiencing volatile disruptions due to a combination of factors, including geopolitical events, shifts in trade and economic policies, including the imposition of tariffs and other retaliatory restrictions on trade, change in commodity prices, as well as change in climate conditions. These disruptions have affected the price and availability of certain products and services in the first half and are expected to persist through the rest of 2025. These factors also affect CNH’s customers’ profitability, impacting their ability to achieve higher returns on their output and reducing their purchasing power and demand for CNH’s products. CNH is closely monitoring global economic conditions and the impact that macroeconomic pressures, such as new and retaliatory tariffs, fluctuating currency exchange rates, interest rates and inflation, have on its business, customers, and suppliers.

Our business is closely tied to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended June 30, 2025, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,118.8 million and $379.3 million, respectively, representing decreases of 35.7% and 24.7% from the same period in 2024, respectively. For the six months ended June 30, 2025, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $2,168.4 million and $700.9 million, respectively, representing decreases of 31.8% and 25.6% from the same period in 2024, respectively.

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

Net income was $60.9 million and $117.5 million for the three and six months ended June 30, 2025, respectively, compared to $58.8 million and $113.3 million for the same periods in 2024, respectively. The quarter-over-quarter and year-over-year increases were primarily driven by margin improvement and favorable volumes, partially offset by higher provisions for credit losses, higher labor costs and lower recoveries on used equipment sales. The receivables balance greater than 30 days past due as a percentage of receivables was 1.3% at June 30, 2025, 1.1% at December 31, 2024 and 0.9% at June 30, 2024.

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

Results of Operations

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

Revenues

Revenues for the three and six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change
Interest income on retail notes and finance leases	$95,584	$92,184	$3,400	3.7%
Rental income on operating leases	61,129	57,540	3,589	6.2
Interest income on revolving charge accounts	11,648	10,883	765	7.0
Interest income on wholesale notes	37,920	31,007	6,913	22.3
Interest and other income from affiliates	123,024	128,259	(5,235)	(4.1)
Other income	2,784	3,490	(706)	(20.2)
Total revenues	$332,089	$323,363	$8,726	2.7%

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change
Interest income on retail notes and finance leases	$189,693	$179,575	$10,118	5.6%
Rental income on operating leases	120,922	117,346	3,576	3.0
Interest income on revolving charge accounts	22,064	20,189	1,875	9.3
Interest income on wholesale notes	72,496	57,930	14,566	25.1
Interest and other income from affiliates	244,893	247,733	(2,840)	(1.1)
Other income	6,114	6,896	(782)	(11.3)
Total revenues	$656,182	$629,669	$26,513	4.2%

Total revenues were $332.1 million and $656.2 million for the three and six months ended June 30, 2025, respectively, compared to $323.4 million and $629.7 million for the same periods in 2024, respectively. The quarter-over-quarter and year-over-year increases were due to a higher average portfolio coupled with a higher average yield for the total portfolio. The average yield for the total portfolio was 8.5% and 8.3% for the three months ended June 30, 2025 and 2024, respectively, and 8.3% and 8.2% for the six months ended June 30, 2025 and 2024, respectively.

Interest income on retail notes and finance leases for the three and six months ended June 30, 2025 was $95.6 million and $189.7 million, respectively, representing an increase of $3.4 million and $10.1 million from the same periods in 2024, respectively. For the three months ended June 30, 2025, the increase from the same period in 2024 was primarily due to a $8.6 million favorable impact from higher average earning assets, partially offset by a $5.2 million unfavorable impact from lower interest rates. For the six months ended June 30, 2025, the increase from the same period in 2024 was due to a $17.4 million favorable impact from higher average earning assets, partially offset by a $7.3 million unfavorable impact from lower interest rates.

Rental income on operating leases for the three and six months ended June 30, 2025 was $61.1 million and $120.9 million, respectively, representing increases of $3.6 million from the same periods in 2024. For the three months ended June 30, 2025, the increase from the same period in 2024 was primarily due to a $7.0 million favorable impact from higher average earning assets, partially offset by a $3.4 million unfavorable impact from lower interest rates. For the six months ended June 30, 2025, the increase from the same period in 2024 was primarily due to a $10.7 million favorable impact from higher average earning assets, partially offset by a $7.1 million unfavorable impact from lower interest rates.

Revolving charge accounts income for the three and six months ended June 30, 2025 was $11.6 million and $22.1 million, respectively, representing an increase of $0.8 million and $1.9 million from the same periods in 2024, respectively.

Interest income on wholesale notes for the three and six months ended June 30, 2025 was $37.9 million and $72.5 million, respectively, representing an increase of $6.9 million and $14.6 million from the same periods in 2024, respectively. For the three months ended June 30, 2025, the increase from the same period in 2024 was primarily due to a $10.5 million favorable impact from higher average earning assets, partially offset by a $3.6 million unfavorable impact from lower interest rates. For the six months ended June 30, 2025, the increase from the same period in 2024 was primarily due to a $23.6 million favorable impact from higher average earning assets, partially offset by a $9.0 million unfavorable impact from lower interest rates.

Interest and other income from affiliates for the three and six months ended June 30, 2025 was $123.0 million and $244.9 million, respectively, compared to $128.3 million and $247.7 million for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2025, compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers was $67.3 million and $130.8 million, respectively, an increase of $17.6 million and $31.7 million from the same periods in 2024, respectively. The increases were primarily due to higher volumes and the mix in pricing programs. For select operating leases, compensation from CNH North America for the difference between market rental rates and the amounts paid by customers was $10.2 million and $19.6 million for the three and six months ended June 30, 2025, respectively, an increase of $1.1 million and $1.0 million from the same periods in 2024, respectively. The increases were primarily due to higher average earning assets. For revolving charge accounts, compensation from CNH North America for low-rate financing programs and interest waiver programs offered to customers was $1.3 million and $2.4 million for the three and six months ended June 30, 2025, respectively, relatively flat from the same periods in 2024. For the three and six months ended June 30, 2025, compensation from CNH North America for wholesale marketing programs was $43.0 million and $87.1 million, respectively, a decrease of $23.3 million and $37.9 million from the same periods in 2024, respectively. The decreases were primarily due to destocking efforts and lower base rates.

Other income represents commissions earned on insurance and equipment protection products underwritten through a third-party insurer. For the three and six months ended June 30, 2025, other income was $2.8 million and $6.1 million, respectively, a decrease of $0.7 million and $0.8 million from the same periods in 2024, respectively.

Expenses

Expenses for the three and six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change
Total interest expense	$165,384	$175,864	$(10,480)	(6.0)%
Fees charged by affiliates	12,559	11,448	1,111	9.7
Provision for credit losses	24,444	11,771	12,673	107.7
Depreciation of equipment on operating leases	48,154	44,195	3,959	9.0
Other expenses, net	3,004	4,699	(1,695)	(36.1)
Total expenses	$253,545	$247,977	$5,568	2.2%

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change
Total interest expense	$332,036	$343,291	$(11,255)	(3.3)%
Fees charged by affiliates	24,603	25,043	(440)	(1.8)
Provision for credit losses	41,540	22,283	19,257	86.4
Depreciation of equipment on operating leases	94,486	87,295	7,191	8.2
Other expenses, net	9,662	5,295	4,367	82.5
Total expenses	$502,327	$483,207	$19,120	4.0%

Total interest expense was $165.4 million and $332.0 million for the three and six months ended June 30, 2025, respectively, compared to $175.9 million and $343.3 million for the same periods in 2024, respectively. For the three months ended June 30, 2025, the decrease was primarily due to a $12.1 million favorable impact from lower average interest rates, partially offset by a $1.6 million unfavorable impact from higher average total debt. For the six months ended June 30, 2025, the decrease was primarily due to a $22.4 million favorable impact from lower average interest rates, partially offset by a $11.1 million unfavorable impact from higher average total debt. The average debt cost was 4.8% for the six months ended June 30, 2025 compared to 5.1% for the six months ended June 30, 2024.

Fees charged by affiliates was $12.6 million and $24.6 million for the three and six months ended June 30, 2025, respectively, compared to $11.4 million and $25.0 million for the same periods in 2024, respectively, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company. The quarter-over-quarter increase was due to higher payroll costs.

The provision for credit losses was $24.4 million and $41.5 million for the three and six months ended June 30, 2025, respectively, compared to $11.8 million and $22.3 million for the same periods in 2024, respectively. For the three and six months ended June 30, 2025, compared to the same periods in 2024, the increases were primarily due to a rise in delinquency rates, which necessitated higher specific reserve needs.

Depreciation of equipment on operating leases was $48.2 million and $94.5 million for the three and six months ended June 30, 2025, respectively, compared to $44.2 million and $87.3 million for the same periods in 2024, respectively. The increase for the three and six months ended June 30, 2025, compared to the same periods in 2024, was largely due to a higher average operating lease portfolio.

Other expenses, net were $3.0 million and $9.7 million for the three and six months ended June 30, 2025, respectively, compared to $4.7 million and $5.3 million for the same periods in 2024, respectively. For the six months ended June 30, 2025, compared to the same period in 2024, the increase was due to lower recoveries on used equipment sales.

The effective tax rates for the three months ended June 30, 2025 and 2024 were 22.4% and 22.0%, respectively. The effective tax rate was 23.6% for the six months ended June 30, 2025, compared to 22.6% for the same period in 2024.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change
Retail customer	$1,241,236	$1,282,222	$(40,986)	(3.2)%
Revolving charge accounts	276,256	271,268	4,988	1.8
Wholesale	2,131,326	3,237,119	(1,105,793)	(34.2)
Equipment on operating leases	162,301	100,206	62,095	62.0
Total originations	$3,811,119	$4,890,815	$(1,079,696)	(22.1)%

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change
Retail customer	$2,331,373	$2,266,000	$65,373	2.9%
Revolving charge accounts	481,366	481,405	(39)	(0.0)
Wholesale	4,040,406	5,956,723	(1,916,317)	(32.2)
Equipment on operating leases	319,793	202,390	117,403	58.0
Total originations	$7,172,938	$8,906,518	$(1,733,580)	(19.5)%

The quarter-over-quarter decrease in retail customer originations was primarily due to lower new equipment deliveries, partially offset by improved penetration rates on new units and increased used equipment volumes. The quarter-over-quarter increase in operating lease originations as well as the year-over-year increases in originations for both retail customer and operating leases were primarily due to improved penetration rates on new units and increased used equipment volumes partially offset by lower new equipment deliveries. Both the quarter-over-quarter and year-over-year decreases in wholesale originations were due to lower new equipment deliveries.

Receivables and equipment on operating leases held as of June 30, 2025, December 31, 2024 and June 30, 2024 were as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2025	2024	2024
Retail customer	$9,204,652	$9,039,808	$8,504,298
Revolving charge accounts	268,530	235,640	259,572
Wholesale	4,668,619	4,847,091	5,768,906
Equipment on operating leases	1,506,005	1,422,001	1,320,375
Total receivables and equipment on operating leases	$15,647,806	$15,544,540	$15,853,151

The total balance of retail customer receivables greater than 30 days past due as a percentage of retail customer receivables was 1.8% at June 30, 2025, 1.5% at December 31, 2024 and 1.4% at June 30, 2024. The total revolving charge account receivables balance greater than 30 days past due as a percentage of the revolving charge account receivables was 3.7% at June 30, 2025, 5.2% at December 31, 2024 and 4.4% at June 30, 2024. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at June 30, 2025, December 31, 2024 or June 30, 2024.

Total retail customer receivables on nonaccrual status were $90.1 million, $78.6 million and $64.9 million at June 30, 2025, December 31, 2024 and June 30, 2024, respectively. As of June 30, 2025, December 31, 2024 and June 30, 2024, total revolving charge account receivables on nonaccrual status were immaterial. Total wholesale receivables on nonaccrual status were $14.8 million, $25.9 million and $29.5 million at June 30, 2025 and December 31, 2024 and June 30, 2024, respectively.

Total receivable charge-offs and recoveries, by product, for the three and six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Charge-offs:
Retail customer	$12,496	$6,034	$28,456	$11,887
Revolving charge accounts	1,577	1,146	3,087	2,296
Wholesale	—	—	34	—
Total charge-offs	14,073	7,180	31,577	14,183
Recoveries:
Retail customer	(436)	(910)	(709)	(1,185)
Revolving charge accounts	(242)	(206)	(439)	(302)
Wholesale	(6)	(8)	(8)	(21)
Total recoveries	(684)	(1,124)	(1,156)	(1,508)
Charge-offs, net of recoveries:
Retail customer	12,060	5,124	27,747	10,702
Revolving charge accounts	1,335	940	2,648	1,994
Wholesale	(6)	(8)	26	(21)
Total charge-offs, net of recoveries	$13,389	$6,056	$30,421	$12,675

Our allowance for credit losses on all receivables financed totaled $141.7 million at June 30, 2025, $130.0 million at December 31, 2024 and $124.0 million at June 30, 2024.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of June 30, 2025.

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

Cash Flows

For the six months ended June 30, 2025 and 2024, our cash flows were as follows (dollars in thousands):

	2025	2024
Cash flows from (used in):
Operating activities	$336,595	$250,670
Investing activities	14,018	(1,215,735)
Financing activities	(735,171)	612,377
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3,643	—
Net cash decrease	$(380,915)	$(352,688)

The increase in net cash from operating activities during the six months of 2025 compared to the same period in 2024 was primarily due to changes in components of working capital, an increase in provision for credit losses and a lower deferred income tax benefit. The increase in net cash from investing activities for the six months ended June 30, 2025 was primarily due to the decreases in net expenditures for receivables and affiliated cash pooling receivables of $1.1 billion and $210.1 million, respectively, partially offset by the increases in net expenditures for equipment on operating leases of $99.2 million and net expenditures for property, equipment and software of $4.9 million. The increase in net cash used in financing activities for the six months ended June 30, 2025 was primarily due to increases in net cash paid on external borrowings of $1.5 billion and higher dividends paid of $45.0 million, partially offset by a decrease in net cash paid on affiliated debt of $206.7 million.

Securitization

CNH Capital and its predecessor entities have been securitizing receivables since 1992. CNH Capital had approximately $5.3 billion of public and private asset-backed securities outstanding in the U.S. and Canada as of June 30, 2025. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.2 billion as of June 30, 2025, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At June 30, 2025, there was approximately $0.2 billion of funding available under these facilities.

Repurchase Agreement

We are a party to a Global Master Repurchase Agreement which expires in September 2025. As of June 30, 2025, the Company had sold, and not yet repurchased, C$450.0 million ($329.1 million) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

As of June 30, 2025, committed and uncommitted unsecured facilities with banks totaled $797.4 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of June 30, 2025, we had $49.6 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. We had no commercial paper outstanding as of June 30, 2025.

As of June 30, 2025, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the “U.S. Senior Notes”): (1)
5.450% notes, due 2025	$400,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
4.500% notes, due 2027	500,000
4.750% notes, due 2028	500,000
4.550% notes, due 2028	600,000
5.500% notes, due 2029	500,000
5.100% notes, due 2029	600,000
Hedging, discounts and unamortized issuance costs	(11,459)
4,188,541
Issued by CNH Industrial Capital Canada (the “Canadian Senior Notes”): (2)
5.500% notes, due 2026	292,506
4.800% notes, due 2027	292,506
4.000% notes, due 2028	219,381
3.750% notes, due 2029	365,633
Discounts and unamortized issuance costs	(4,909)
1,165,117
Total	$5,353,658
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Capital America and New Holland Credit.

On June 5, 2025, CNH Capital Canada Ltd. completed a private placement offering of C$500.0 ($365.9) million in aggregate principal amount of 3.750% unsecured notes due 2029, issued at par.

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

Affiliate Sources

CNH Capital borrows, as needed, from CNH. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had $75.4 million of affiliated debt as of June 30, 2025 and no affiliated debt as of December 31, 2024.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at both June 30, 2025 and December 31, 2024 was $1.6 billion.

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

For the three and six months ended June 30, 2025 and 2024, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$225,746	$173,134	$327,240	$336,641
Interest expense	158,048	117,760	189,673	225,050
Administrative and operating expenses	51,619	48,501	103,048	97,026
Income tax provision (benefit)	4,194	3,730	8,330	3,899
Net income	$11,885	$3,143	$26,189	$10,666

For the U.S. Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three and six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest and other income from affiliates	$20,032	$16,952	$36,754	$33,683
Interest expense to affiliates	39,955	55,027	77,483	104,986

As of June 30, 2025 and December 31, 2024, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	June 30,	December 31,
	2025	2024
Cash	$60,313	$308,593
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $43,019 and $40,218	3,431,345	3,213,029
Equipment on operating leases, net	1,049,026	988,028
Short-term debt, including current maturities of long-term debt	1,036,187	1,386,998
Accounts payable and other accrued liabilities	557,185	649,261
Long-term debt	3,332,108	3,348,690

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of June 30, 2025 and December 31, 2024 were as follows (dollars in thousands):

	June 30,	December 31,
	2025	2024
Affiliated accounts and notes receivable	$3,238,416	$3,307,088
Accounts payable and other accrued liabilities	4,219,150	4,145,280

For the three and six months ended June 30, 2025 and 2024, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$225,332	$236,865	$448,094	$461,000
Interest expense	124,114	149,649	244,254	287,282
Administrative and operating expenses	70,401	65,970	138,661	131,653
Income tax provision	6,590	6,166	14,083	9,258
Net income	$24,227	$15,080	$51,096	$32,807

For the Canadian Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three and six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest and other income from affiliates	$14,523	$16,765	$28,751	$33,281
Interest expense to affiliates	39,955	55,027	77,483	104,986

As of June 30, 2025 and December 31, 2024, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	June 30,	December 31,
	2025	2024
Cash	$72,154	$327,928
Restricted cash and cash equivalents	57,217	56,164
Receivables, less allowance for credit losses of $54,264 and $50,935	6,191,300	5,765,534
Equipment on operating leases, net	1,506,005	1,422,001
Short-term debt, including current maturities of long-term debt	2,083,501	2,368,449
Accounts payable and other accrued liabilities	668,208	767,320
Long-term debt	5,226,541	4,821,053

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of June 30, 2025 and December 31, 2024 were as follows (dollars in thousands):

	June 30,	December 31,
	2025	2024
Affiliated accounts and notes receivable	$3,233,929	$3,136,147
Accounts payable and other accrued liabilities	4,242,112	4,167,105

Other Data

	As of or for the
	Six Months Ended June 30,
	2025	2024

	(Dollars in thousands)
Gross receivables	$14,141,801	$14,532,776
Equipment on operating leases, net	1,506,005	1,320,375
Total portfolio	$15,647,806	$15,853,151
Delinquency (1)	1.25%	0.92%
Average gross receivables balance	$14,295,581	$13,250,065
Net credit loss (2)	0.36%	0.15%
Profitability: (3)
Return on average portfolio (4)	1.52%	1.50%
Asset Quality:
Allowance for credit losses / gross receivables	1.00%	0.85%
(1)	Delinquency is reported on gross receivables greater than 30 days past due, expressed as a percentage of the gross receivables as of the end of the respective period.
(2)	Net credit losses on the receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average balance of gross receivables.
(3)	Six months ended June 30, 2025 and 2024 annualized.
(4)	Net income for the period expressed as a percentage of the average portfolio.

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2024 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended June 30, 2025.

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

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of CNH’s markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade, commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls, tariffs and other protective measures issued to promote national interests or address foreign competition, which in turn result or may result in retaliatory tariffs or other measures enacted by affected trade partners; volatility in international trade caused by the imposition of tariffs and other protective measures and the related impact on cost and prices, which could consequently affect demand of CNH’s products; sanctions, embargoes, and trade wars; actions of competitors in the various industries in which CNH North America competes; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of CNH’s products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNH N.V.; price pressure on new and used equipment; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and CNH North America dealers; security breaches with respect to CNH’s products; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics (such as the COVID-19 pandemic), terrorist attacks in Europe and elsewhere; our ability to realize the anticipated benefits from our business initiatives as part of CNH’s strategic plan including targeted restructuring actions to optimize CNH’s cost structure and improve the efficiency of its operations; CNH’s failure to realize, or a delay in realizing, all of the anticipated benefits of its acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our and CNH’s success in managing the risks involved in the foregoing.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Based on this evaluation of our disclosure controls and procedures as of June 30, 2025, our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Capital’s financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K (Part I, Item 1A) for the year ended December 31, 2024, and our Quarterly Report on Form 10-Q (Part II, Item 1A) for the quarter ended March  1, 2025. The risks described in those reports, and in the Cautionary Note on Forward Looking Statements” within this report are not the only risks faced by us. Additional risks and uncertainties not currently known, or that are currently judged to be immaterial, may also materially affect our business, financial condition or operating results.

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

CNH INDUSTRIAL CAPITAL LLC
Date: August 4, 2025	/s/ Douglas MacLeod
Douglas MacLeod, Chairman and President
(Principal Executive Officer)

Date: August 4, 2025	/s/ Daniel Willems Van Dijk
Daniel Willems Van Dijk, Chief Financial Officer and Assistant Treasurer
(Principal Financial Officer)