Form 10-Q
period 2025-09-30
CNH Industrial Capital LLC
filed 2025-11-07
CIK 1552493

h

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-55510

CNH INDUSTRIAL CAPITAL LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		39-1937630 (I.R.S. Employer Identification Number)
1 CNH Way Waterford, Wisconsin (Address of principal executive offices)	(262) 636-6011 (Registrant’s telephone number, including area code)	53185 (Zip code)

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

As of September 30, 2025, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUES
Interest income on retail notes and finance leases	$100,719	$92,991	$290,412	$272,566
Rental income on operating leases	64,692	59,846	185,614	177,192
Revolving charge account income	12,526	11,891	34,590	32,080
Interest income on wholesale notes	34,250	36,509	106,746	94,439
Interest and other income from affiliates	119,683	134,729	364,576	382,462
Other income	5,086	4,062	11,200	10,958
Total revenues	336,956	340,028	993,138	969,697
EXPENSES
Interest expense:
Interest expense to third parties	165,920	181,061	497,239	518,760
Interest expense to affiliates	762	2,177	1,479	7,769
Total interest expense	166,682	183,238	498,718	526,529
Administrative and operating expenses:
Fees charged by affiliates	12,597	12,217	37,200	37,260
Provision for credit losses	22,100	13,384	63,640	35,667
Depreciation of equipment on operating leases	49,020	45,663	143,506	132,958
Other expenses, net	9,196	3,550	18,858	8,845
Total administrative and operating expenses	92,913	74,814	263,204	214,730
Total expenses	259,595	258,052	761,922	741,259
INCOME BEFORE TAXES	77,361	81,976	231,216	228,438
Income tax provision	18,653	18,806	54,959	51,957
NET INCOME	$58,708	$63,170	$176,257	$176,481

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
NET INCOME	$58,708	$63,170	$176,257	$176,481
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,300)	6,376	13,888	(8,402)
Pension liability adjustment	(84)	(118)	(269)	(338)
Change in derivative financial instruments	(442)	(2,875)	(3,501)	(1,429)
Total other comprehensive income (loss)	(8,826)	3,383	10,118	(10,169)
COMPREHENSIVE INCOME	$49,882	$66,553	$186,375	$166,312

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Cash	$288,414	$446,946
Restricted cash and cash equivalents	383,125	386,397
Receivables, less allowance for credit losses of $146,815 and $129,983, respectively	13,838,323	13,992,556
Affiliated accounts and notes receivable	687,782	401,285
Equipment on operating leases, net	1,520,114	1,422,001
Equipment held for sale	36,436	48,873
Goodwill	107,868	107,068
Other intangible assets, net	23,270	19,366
Other assets	128,054	102,416
TOTAL	$17,013,386	$16,926,908
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$6,101,286	$5,869,500
Accounts payable and other accrued liabilities	745,238	787,612
Long-term debt	8,557,252	8,666,627
Total liabilities	15,403,776	15,323,739
Commitments and contingent liabilities (Note 12)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	918,401	918,335
Accumulated other comprehensive loss	(168,329)	(178,447)
Retained earnings	859,538	863,281
Total stockholder’s equity	1,609,610	1,603,169
TOTAL	$17,013,386	$16,926,908

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

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

	September 30,	December 31,
	2025	2024
Restricted cash and cash equivalents	$383,125	$386,397
Receivables, less allowance for credit losses of $72,219 and $58,094, respectively	8,794,930	8,851,145
TOTAL	$9,178,055	$9,237,542

Short-term debt (including current maturities of long-term debt)	$4,016,524	$4,169,748
Long-term debt	4,464,001	4,557,176
TOTAL	$8,480,525	$8,726,924

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands)

(Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$176,257	$176,481
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	143,506	132,963
Amortization of intangibles	2,694	2,345
Provision for credit losses	63,640	35,667
Deferred income tax benefit	(14,803)	(23,615)
Other non-cash items	31,795	45,415
Changes in components of working capital:
Change in affiliated accounts receivables	109,425	15,559
Change in other assets and equipment held for sale	(26,966)	(38,765)
Change in accounts payable and other accrued liabilities	(41,686)	(46,303)
Net cash from (used in) operating activities	443,862	299,747
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired (retail customer, revolving charge accounts and wholesale)	(10,219,846)	(12,790,118)
Collections of receivables (retail customer, revolving charge accounts and wholesale)	10,395,594	11,543,117
Change in affiliated cash pooling receivables, net	(402,885)	(68,188)
Cost of affiliated notes receivables acquired	(3,000)	—
Collections of affiliated notes receivables	11,518	10,800
Purchase of equipment on operating leases	(455,887)	(354,227)
Proceeds from disposal of equipment on operating leases	244,336	226,576
Change in property, equipment and software, net	(8,444)	(612)
Net cash from (used in) investing activities	(438,614)	(1,432,652)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in affiliated debt, net	—	(91,650)
Proceeds from issuance of long-term debt	3,445,381	5,396,273
Payment of long-term debt	(2,931,861)	(3,558,712)
Change in committed asset-backed facilities, net	(64,082)	(1,075,959)
Change in short-term borrowings, net	(439,052)	239,131
Dividends paid to CNH Industrial America LLC	(180,000)	(100,000)
Net cash from (used in) financing activities	(169,614)	809,083
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2,562	—
DECREASE IN CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	(161,804)	(323,822)
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Beginning of period	833,343	797,927
End of period	$671,539	$474,105
COMPONENTS OF CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Cash	$288,414	$109,956
Restricted cash and cash equivalents	383,125	364,149
TOTAL CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	$671,539	$474,105
CASH PAID DURING THE PERIOD FOR INTEREST	$477,654	$501,239
CASH PAID DURING THE PERIOD FOR TAXES	$48,427	$96,857

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2025	$—	$918,335	$(178,447)	$863,281	$1,603,169
Net income	—	—	—	56,622	56,622
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	731	—	731
Stock compensation	—	(68)	—	—	(68)
Pension liability adjustment, net of tax	—	—	(88)	—	(88)
Change in derivative financial instruments, net of tax	—	—	(2,291)	—	(2,291)
BALANCE - March 31, 2025	$—	$918,267	$(180,095)	$859,903	$1,598,075
Net income	—	—	—	60,927	60,927
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	21,457	—	21,457
Stock compensation	—	(66)	—	—	(66)
Pension liability adjustment, net of tax	—	—	(97)	—	(97)
Change in derivative financial instruments, net of tax	—	—	(768)	—	(768)
BALANCE - June 30, 2025	$—	$918,201	$(159,503)	$860,830	$1,619,528
Net income	—	—	—	58,708	58,708
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	(8,300)	—	(8,300)
Stock compensation	—	200	—	—	200
Pension liability adjustment, net of tax	—	—	(84)	—	(84)
Change in derivative financial instruments, net of tax	—	—	(442)	—	(442)
BALANCE - September 30, 2025	$—	$918,401	$(168,329)	$859,538	$1,609,610

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of December 31, 2024 or September 30, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of this guidance on its disclosures in its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326)  Measurement of Credit Losses for Accounts Receivables and Contract Assets, which provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This update is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in this update should be applied prospectively. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages. Under this standard, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. This update is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended September 30, 2025:

	Currency	Pension	Unrealized
	Translation	Liability	(Losses) Gains
	Adjustment	(Asset)	on Derivatives	Total
Beginning balance, gross	$(157,698)	$(984)	$(1,383)	$(160,065)
Tax liability	—	246	316	562
Beginning balance, net of tax	(157,698)	(738)	(1,067)	(159,503)
Other comprehensive income (loss) before reclassifications	(8,300)	(119)	256	(8,163)
Amounts reclassified from accumulated other comprehensive income (loss)	—	9	(840)	(831)
Tax effects	—	26	142	168
Net current-period other comprehensive income (loss)	(8,300)	(84)	(442)	(8,826)
Total	$(165,998)	$(822)	$(1,509)	$(168,329)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the nine months ended September 30, 2025:

	Currency	Pension	Unrealized
	Translation	Liability	(Losses) Gains
	Adjustment	(Asset)	on Derivatives	Total
Beginning balance, gross	$(179,886)	$(739)	$2,632	$(177,993)
Tax liability	—	186	(640)	(454)
Beginning balance, net of tax	(179,886)	(553)	1,992	(178,447)
Other comprehensive income (loss) before reclassifications	13,888	(384)	(1,938)	11,566
Amounts reclassified from accumulated other comprehensive income (loss)	—	29	(2,661)	(2,632)
Tax effects	—	86	1,098	1,184
Net current-period other comprehensive income (loss)	13,888	(269)	(3,501)	10,118
Total	$(165,998)	$(822)	$(1,509)	$(168,329)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effect for the three months ended September 30, 2024:

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effect for the nine months ended September 30, 2024:

	Currency		Unrealized
	Translation	Pension	(Losses) Gains
	Adjustment	Liability	on Derivatives	Total
Beginning balance, gross	$(142,798)	$1,559	$5,677	$(135,562)
Tax liability	—	(373)	(1,373)	(1,746)
Beginning balance, net of tax	(142,798)	1,186	4,304	(137,308)
Other comprehensive income (loss) before reclassifications	(8,402)	(285)	407	(8,280)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(161)	(2,275)	(2,436)
Tax effects	—	108	439	547
Net current-period other comprehensive income (loss)	(8,402)	(338)	(1,429)	(10,169)
Total	$(151,200)	$848	$2,875	$(147,477)

The reclassifications out of AOCI were immaterial for the three and nine months ended September 30, 2025 and 2024.

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of September 30, 2025 and December 31, 2024 is as follows:

	September 30,	December 31,
	2025	2024
Retail notes	$1,539,737	$1,180,540
Revolving charge accounts	299,011	235,640
Finance leases	245,753	233,621
Wholesale	1,391,694	1,507,176
Restricted receivables	10,508,943	10,965,562
	13,985,138	14,122,539
Less: Allowance for credit losses	(146,815)	(129,983)
Total receivables, net	$13,838,323	$13,992,556

Included in the receivables balance at September 30, 2025 and December 31, 2024 is unearned finance income and unamortized deferred fees and costs of $501,551 and $496,976, respectively.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the carrying value of restricted receivables as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Retail notes	$7,435,222	$7,625,647
Wholesale	3,001,502	3,339,915
Total restricted receivables	$10,436,724	$10,965,562

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

Allowance for credit losses activity for the three months ended September 30, 2025 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$125,950	$8,428	$7,282	$141,660
Charge-offs	(14,530)	(2,499)	(184)	(17,213)
Recoveries	228	221	5	454
Provision (benefit)	18,993	3,519	(412)	22,100
Foreign currency translation and other	(156)	(10)	(20)	(186)
Ending balance	$130,485	$9,659	$6,671	$146,815

Allowance for credit losses activity for the nine months ended September 30, 2025 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$114,935	$7,603	$7,445	$129,983
Charge-offs	(42,986)	(5,586)	(218)	(48,790)
Recoveries	937	660	13	1,610
Provision (benefit)	57,278	6,963	(601)	63,640
Foreign currency translation and other	321	19	32	372
Ending balance	$130,485	$9,659	$6,671	$146,815
Gross receivables:
Ending balance	$9,289,909	$299,011	$4,396,218	$13,985,138

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The allowance for credit losses increased during the first nine months of 2025, primarily due to a rise in delinquency rates and charge-offs, which necessitated higher reserve needs.

Allowance for credit losses activity for the three months ended September 30, 2024 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$106,145	$9,751	$8,075	$123,971
Charge-offs	(8,552)	(1,798)	—	(10,350)
Recoveries	342	128	1,547	2,017
Provision (benefit)	13,871	1,169	(1,656)	13,384
Foreign currency translation and other	125	10	16	151
Ending balance	$111,931	$9,260	$7,982	$129,173

Allowance for credit losses activity for the nine months ended September 30, 2024 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$101,649	$7,594	$5,502	$114,745
Charge-offs	(20,439)	(4,094)	—	(24,533)
Recoveries	1,527	430	1,568	3,525
Provision	29,400	5,339	928	35,667
Foreign currency translation and other	(206)	(9)	(16)	(231)
Ending balance	$111,931	$9,260	$7,982	$129,173
Gross receivables:
Ending balance	$8,802,151	$282,742	$5,691,696	$14,776,589

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

The aging of receivables by vintage as of September 30, 2025 are as follows:

							S
			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total	Gross
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Charge-offs
Retail customer
United States
2025	$5,854	$2,046	$1,159	$9,059	$2,456,516	$2,465,575	$299
2024	17,090	6,992	12,192	36,274	2,428,416	2,464,690	8,678
2023	11,374	3,736	12,107	27,217	1,372,115	1,399,332	15,645
2022	6,548	1,484	7,422	15,454	706,024	721,478	7,268
2021	3,577	1,143	4,834	9,554	381,543	391,097	2,232
Prior to 2021	979	355	36,892	38,226	100,105	138,331	5,292
Total	$45,422	$15,756	$74,606	$135,784	$7,444,719	$7,580,503	$39,414
Canada
2025	$505	$559	$2,383	$3,447	$714,936	$718,383	$102
2024	2,649	535	326	3,510	540,627	544,137	1,114
2023	831	97	819	1,747	178,556	180,303	1,173
2022	493	48	325	866	139,517	140,383	634
2021	478	77	640	1,195	99,492	100,687	410
Prior to 2021	426	15	234	675	24,838	25,513	139
Total	$5,382	$1,331	$4,727	$11,440	$1,697,966	$1,709,406	$3,572
Revolving charge accounts
United States	$4,139	$2,190	$1,524	$7,853	$269,893	$277,746	$5,205
Canada	$440	$231	$41	$712	$20,553	$21,265	$381
Wholesale
United States	$1	$—	$63	$64	$3,440,314	$3,440,378	$218
Canada	$—	$—	$—	$—	$955,840	$955,840	$—
Total
Retail customer	$50,804	$17,087	$79,333	$147,224	$9,142,685	$9,289,909	$42,986
Revolving charge accounts	$4,579	$2,421	$1,565	$8,565	$290,446	$299,011	$5,586
Wholesale	$1	$—	$63	$64	$4,396,154	$4,396,218	$218

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

Included in the receivables balance at September 30, 2025 and December 31, 2024 is accrued interest of $105,438 and $100,325, respectively. The Company does not include accrued interest in its allowance for credit losses.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the three and nine months ended September 30, 2025 and 2024. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The retail customer receivables on nonaccrual status as of September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024
United States	$91,938	$74,795
Canada	$5,987	$3,818

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

As of September 30, 2025 and December 31, 2024, total revolving charge account receivables on nonaccrual status were immaterial. As of September 30, 2025 and December 31, 2024, wholesale receivables on nonaccrual status in the United States were $26,209 and $25,916, respectively. There were no wholesale receivables on nonaccrual status in Canada as of September 30, 2025 and December 31, 2024.

As of September 30, 2025 and December 31, 2024, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the three and nine months ended September 30, 2025 and 2024 was immaterial.

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

As of September 30, 2025 and 2024, modifications of CNH Capital’s retail customer receivables and wholesale receivables for customers experiencing financial difficulties were immaterial. Defaults and subsequent write-offs of receivables modified were not significant during the previous twelve months ended September 30, 2025 and 2024.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $89,834) as of September 30, 2025 are as follows:

2025	$57,185
2026	191,551
2027	119,352
2028	49,059
2029 and thereafter	24,227
Total lease payments	$441,374

NOTE 6: CREDIT FACILITIES AND DEBT

On July 22, 2025, the Company, through a bankruptcy-remote trust, issued $892,050 of amortizing asset-backed notes secured by U.S. retail receivables.

On September 26, 2025, the Company extended the maturity date of the U.S. retail committed asset-backed facility to September 2027.

On September 29, 2025, CNH Industrial Capital LLC completed an offering of $500,000 in aggregate principal amount of its 4.500% unsecured notes due 2030, with an issue price of 99.765%.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Repurchase Agreement

The Company is a party to a Global Master Repurchase Agreement which expires in September 2026. As of September 30, 2025, the Company had sold, and not yet repurchased, C$325,902 ($234,089) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

As of September 30, 2025, committed and uncommitted unsecured facilities with banks totaled $743,594, with no amounts drawn as of that date. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company had no commercial paper outstanding as of September 30, 2025.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended September 30, 2025 and 2024 were 24.1% and 22.9%, respectively. The effective tax rate was 23.8% for the nine months ended September 30, 2025, compared to 22.7% for the same period in 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into U.S. law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the OBBBA enacted during the quarter and does not expect the tax impacts of the legislation to have a material impact on the Company’s financial results during 2025.

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of September 30, 2025, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 55 months. As of September 30, 2025, the after-tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately ($826).

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and nine months ended September 30, 2025 and 2024.

All of the Company’s interest rate derivatives as of September 30, 2025 and December 31, 2024 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $5,121,096 and

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

$4,749,748 at September 30, 2025 and December 31, 2024, respectively. The ten-month average notional amounts for the nine months ended September 30, 2025 and 2024 were $4,820,390 and $3,997,343, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of September 30, 2025 and December 31, 2024 in the consolidated balance sheets are recorded as follows:

	September 30,	December 31,
	2025	2024
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$32,065	$12,862
Accounts payable and other accrued liabilities:
Interest rate derivatives	$8,550	$21,087
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$9,259	$21,522
Foreign exchange contracts	—	2,996
Total	$9,259	$24,518
Accounts payable and other accrued liabilities:
Interest rate derivatives	$9,259	$21,522

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and nine months ended September 30, 2025 and 2024 are recorded in the following accounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$256	$(2,899)	$(1,938)	$407
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	$840	$987	$2,661	$2,275
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$(691)	$176	$20,413	$(1,067)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, all of which are measured as Level 2:

	September 30,	December 31,
	2025	2024
Assets
Interest rate derivatives	$41,324	$34,384
Foreign exchange contracts	—	2,996
Total assets	$41,324	$37,380
Liabilities
Interest rate derivatives	$17,809	$42,609

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$13,838,323	$13,889,720	$13,992,556	$14,040,507
Long-term debt	$8,557,252	$8,673,739	$8,666,627	$8,654,374

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

A summary of the Company’s segment net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUES
Revenues and other income from third parties	$217,273	$205,299	$628,562	$587,235
Interest and other income from affiliates	119,683	134,729	364,576	382,462
Total revenues	336,956	340,028	993,138	969,697
EXPENSES
Interest expense to third parties	$165,920	$181,061	497,239	518,760
Interest expense to affiliates	762	2,177	1,479	7,769
Fees charged by affiliates	12,597	12,217	37,200	37,260
Provision for credit losses	22,100	13,384	63,640	35,667
Depreciation of equipment on operating leases	49,020	45,663	143,506	132,958
Gains on sale of used equipment	(123)	(208)	(2,122)	(5,079)
Other general and administrative	9,319	3,758	20,980	13,924
Income tax provision	18,653	18,806	54,959	51,957
Total expenses	278,248	276,858	816,881	793,216
SEGMENT NET INCOME	58,708	63,170	176,257	176,481
Adjustments and reconciling items	—	—	—	—
NET INCOME	$58,708	$63,170	$176,257	$176,481

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

(Unaudited)

NOTE 10: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
United States	$271,706	$276,269	$807,031	$781,576
Canada	65,519	63,874	194,379	188,638
Eliminations	(269)	(115)	(8,272)	(517)
Total	$336,956	$340,028	$993,138	$969,697
Interest expense
United States	$136,245	$150,830	$413,700	$431,889
Canada	30,706	32,523	93,290	95,157
Eliminations	(269)	(115)	(8,272)	(517)
Total	$166,682	$183,238	$498,718	$526,529
Net income
United States	$48,107	$52,815	$140,404	$142,607
Canada	10,601	10,355	35,853	33,874
Total	$58,708	$63,170	$176,257	$176,481
Depreciation and amortization
United States	$35,472	$32,124	$103,954	$93,536
Canada	14,588	14,303	42,246	41,772
Total	$50,060	$46,427	$146,200	$135,308
Expenditures for equipment on operating leases
United States	$99,784	$115,562	$346,905	$253,822
Canada	36,310	36,275	108,982	100,405
Total	$136,094	$151,837	$455,887	$354,227
Provision for credit losses
United States	$19,758	$11,960	$58,164	$32,953
Canada	2,342	1,424	5,476	2,714
Total	$22,100	$13,384	$63,640	$35,667

	As of	As of
	September 30,	December 31,
	2025	2024
Total assets
United States	$13,653,928	$13,987,559
Canada	3,433,841	3,180,759
Eliminations	(74,383)	(241,410)
Total	$17,013,386	$16,926,908
Gross receivables
United States	$11,298,627	$11,559,317
Canada	2,686,511	2,563,222
Total	$13,985,138	$14,122,539

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Subsidy from CNH North America
Retail customer	$67,802	$56,354	$198,553	$155,436
Operating lease	9,987	9,146	29,584	27,715
Revolving charge accounts	1,259	1,243	3,688	3,242
Wholesale	38,556	66,973	125,684	191,967
Income from affiliated receivables
CNH North America	1,486	209	4,984	1,242
Banco CNH Industrial Capital Brazil	402	556	1,405	1,912
Other affiliates	191	248	678	948
Total interest and other income from affiliates	$119,683	$134,729	$364,576	$382,462

Interest expense to affiliates was $762 and $2,177, respectively, for the three months ended September 30, 2025 and 2024, and $1,479 and $7,769, respectively, for the nine months ended September 30, 2025 and 2024. Fees charged by affiliates were $12,597 and $12,217, respectively, for the three months ended September 30, 2025 and 2024, and $37,200 and $37,260, respectively, for the nine months ended September 30, 2025 and 2024, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company.

As of September 30, 2025 and December 31, 2024, the Company had various accounts and notes receivable with the following affiliates:

	September 30,	December 31,
	2025	2024
Affiliated receivables
CNH America	$515,184	$317,587
CNH Canada	133,088	35,006
Banco CNH Industrial Capital Brazil	23,845	36,182
Other affiliates	15,665	12,510
Total affiliated receivables	$687,782	$401,285

Accounts payable and other accrued liabilities, including tax payables, of $119,050 and $50,915 were payable to related parties as of September 30, 2025 and December 31, 2024, respectively.

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

Commitments

As of September 30, 2025, the Company had various agreements, on an uncommitted basis, to extend credit for the following portfolios:

	Total
	Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$7,685,231	$4,319,225	$3,366,006
Revolving charge accounts	$2,812,972	$303,385	$2,509,587

NOTE 13: SUBSEQUENT EVENTS

On October 14, 2025, CNH Industrial Capital LLC repaid the principal amount of $400,000 of its 5.450% unsecured notes due 2025.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Organization

CNH Industrial Capital LLC and its primary operating subsidiaries, including New Holland Credit Company, LLC (“New Holland Credit”), CNH Industrial Capital America LLC (“CNH Capital America”) and CNH Industrial Capital Canada Ltd. (“CNH Capital Canada”) (collectively, “CNH Capital”, the “Company” or “we”) are each an indirect wholly owned subsidiary of CNH Industrial N.V. (“CNH N.V.” and, together with its consolidated subsidiaries, “CNH”) and is headquartered in Waterford, Wisconsin. As a captive finance company, our primary business is to underwrite and manage financing products for end-use customers and dealers of CNH Industrial America LLC (“CNH America”) and CNH Industrial Canada Ltd. (“CNH Canada” and, together with CNH America, “CNH North America”) and provide other related financial products and services to support the sale of agricultural and construction equipment sold by CNH North America.

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

Trends and Economic Conditions

The global economy is experiencing disruptions and uncertainties due to a combination of factors, including geopolitical events, shifts in trade and economic policies, including the imposition of tariffs and other retaliatory restrictions on trade, change in commodity prices, as well as change in climate conditions. These disruptions have affected the price and availability of certain products and services in the first nine months and are expected to persist through the rest of 2025. These factors also affect CNH’s customers’ profitability, impacting their ability to achieve higher returns on their output and reducing their purchasing power and demand for CNH’s products. CNH is closely monitoring global economic conditions and the impact that macroeconomic pressures, such as new and retaliatory tariffs, fluctuating currency exchange rates, interest rates and inflation, have on its business, customers, and suppliers.

Our business is closely tied to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended September 30, 2025, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $999.6 million and $400.5 million, respectively, representing a decrease of 28.7% and an increase of 12.0% from the same period in 2024, respectively. For the nine months ended September 30, 2025, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $3.2 billion and $1.1 billion, respectively, representing decreases of 30.9% and 15.3% from the same period in 2024, respectively.

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

Net income was $58.7 million and $176.3 million for the three and nine months ended September 30, 2025, respectively, compared to $63.2 million and $176.5 million for the same periods in 2024, respectively. The quarter-over-quarter decrease was primarily driven by higher provisions for credit losses, higher labor costs and lower recoveries on used equipment sales, partially offset by margin improvement. The receivables balance greater than 30 days past due as a percentage of receivables was 1.1% at both September 30, 2025 and December 31, 2024 and 1.0% at September 30, 2024.

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

Results of Operations

Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

Revenues

Revenues for the three and nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change
Interest income on retail notes and finance leases	$100,719	$92,991	$7,728	8.3%
Rental income on operating leases	64,692	59,846	4,846	8.1
Interest income on revolving charge accounts	12,526	11,891	635	5.3
Interest income on wholesale notes	34,250	36,509	(2,259)	(6.2)
Interest and other income from affiliates	119,683	134,729	(15,046)	(11.2)
Other income	5,086	4,062	1,024	25.2
Total revenues	$336,956	$340,028	$(3,072)	(0.9)%

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change
Interest income on retail notes and finance leases	$290,412	$272,566	$17,846	6.5%
Rental income on operating leases	185,614	177,192	8,422	4.8
Interest income on revolving charge accounts	34,590	32,080	2,510	7.8
Interest income on wholesale notes	106,746	94,439	12,307	13.0
Interest and other income from affiliates	364,576	382,462	(17,886)	(4.7)
Other income	11,200	10,958	242	2.2
Total revenues	$993,138	$969,697	$23,441	2.4%

Total revenues were $337.0 million and $993.1 million for the three and nine months ended September 30, 2025, respectively, compared to $340.0 million and $969.7 million for the same periods in 2024, respectively. The quarter-over-quarter decrease was due to a lower average portfolio, partially offset by a higher average yield for the portfolio.  The year-over-year increase was due to a higher average portfolio coupled with a higher average yield for the total portfolio. The average yield for the total portfolio was 8.5% and 8.4% for the three months ended September 30, 2025 and 2024, respectively, and 8.4% and 8.3% for the nine months ended September 30, 2025 and 2024, respectively.

Interest income on retail notes and finance leases for the three and nine months ended September 30, 2025 was $100.7 million and $290.4 million, respectively, representing an increase of $7.7 million and $17.8 million from the same periods in 2024, respectively. For the three months ended September 30, 2025, the increase from the same period in 2024 was primarily due to the favorable impacts of $6.2 million from higher average earning assets and $1.5 million from higher interest rates. For the nine months ended September 30, 2025, the increase from the same period in 2024 was due to a $23.6 million favorable impact from higher average earning assets, partially offset by a $5.8 million unfavorable impact from lower interest rates.

Rental income on operating leases for the three and nine months ended September 30, 2025 was $64.7 million and $185.6 million, respectively, representing an increase of $4.8 million and $8.4 million from the same periods in 2024, respectively. For the three months ended September 30, 2025, the increase from the same period in 2024 was primarily due to a $7.6 million favorable impact from higher average earning assets, partially offset by a $2.8 million unfavorable impact from lower interest rates. For the nine months ended September 30, 2025, the increase from the same period in 2024 was primarily due to a $18.3 million favorable impact from higher average earning assets, partially offset by a $9.9 million unfavorable impact from lower interest rates.

Revolving charge accounts income for the three and nine months ended September 30, 2025 was $12.5 million and $34.6 million, respectively, representing an increase of $0.6 million and $2.5 million from the same periods in 2024, respectively. For the three months ended September 30, 2025, the increase from the same period in 2024 was primarily due to a $0.8 million favorable impact from higher average earning assets, partially offset by a $0.2 million unfavorable impact from lower interest rates. For the nine months ended September 30, 2025, the increase from the same period in 2024 was primarily due to a $3.1 million favorable impact from higher average earning assets, partially offset by a $0.6 million unfavorable impact from lower interest rates.

Interest income on wholesale notes for the three and nine months ended September 30, 2025 was $34.3 million and $106.7 million, respectively, representing a decrease of $2.3 million and an increase of $12.3 million from the same periods in 2024, respectively. For the three months ended September 30, 2025, the decrease from the same period in 2024 was primarily due to a $6.2 million unfavorable impact from lower interest rates, partially offset by a $3.9 million favorable impact from higher average earning assets. For the nine months ended September 30, 2025, the increase from the same period in 2024 was primarily due to a $27.5 million favorable impact from higher average earning assets, partially offset by a $15.2 million unfavorable impact from lower interest rates.

Interest and other income from affiliates for the three and nine months ended September 30, 2025 was $119.7 million and $364.6 million, respectively, compared to $134.7 million and $382.5 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers was $67.8 million and $198.6 million, respectively, an increase of $11.4 million and $43.1 million from the same periods in 2024, respectively. The increases were primarily due to higher volumes and the mix in pricing programs. For select operating leases, compensation from CNH North America for the difference between market rental rates and the amounts paid by customers was $10.0 million and $29.6 million for the three and nine months ended September 30, 2025, respectively, an increase of $0.8 million and $1.9 million from the same periods in 2024, respectively. For revolving charge accounts, compensation from CNH North America for low-rate financing programs and interest waiver programs offered to customers was $1.3 million and $3.7 million for the three and nine months ended September 30, 2025, respectively, relatively flat from the same periods in 2024. For the three and nine months ended September 30, 2025, compensation from CNH North America for wholesale marketing programs was $38.6 million and $125.7 million, respectively, a decrease of $28.4 million and $66.3 million from the same periods in 2024, respectively. The decreases were primarily due to destocking efforts and lower base rates.

Other income represents commissions earned on insurance and equipment protection products underwritten through a third-party insurer. For the three and nine months ended September 30, 2025, other income was $5.1 million and $11.2 million, respectively, an increase of $1.0 million and $0.2 million from the same periods in 2024, respectively.

Expenses

Expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change
Total interest expense	$166,682	$183,238	$(16,556)	(9.0)%
Fees charged by affiliates	12,597	12,217	380	3.1
Provision for credit losses	22,100	13,384	8,716	65.1
Depreciation of equipment on operating leases	49,020	45,663	3,357	7.4
Other expenses, net	9,196	3,550	5,646	159.0
Total expenses	$259,595	$258,052	$1,543	0.6%

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change
Total interest expense	$498,718	$526,529	$(27,811)	(5.3)%
Fees charged by affiliates	37,200	37,260	(60)	(0.2)
Provision for credit losses	63,640	35,667	27,973	78.4
Depreciation of equipment on operating leases	143,506	132,958	10,548	7.9
Other expenses, net	18,858	8,845	10,013	113.2
Total expenses	$761,922	$741,259	$20,663	2.8%

Total interest expense was $166.7 million and $498.7 million for the three and nine months ended September 30, 2025, respectively, compared to $183.2 million and $526.5 million for the same periods in 2024, respectively. For the three months ended September 30, 2025, the decrease was primarily due to a $16.6 million favorable impact from lower average interest rates, partially offset by a $0.1 million unfavorable impact from higher average total debt. For the nine months ended September 30, 2025, the decrease was primarily due to a $39.0 million favorable impact from lower average interest rates, partially offset by a $11.2 million unfavorable impact from higher average total debt. The average debt cost was 4.7% for the nine months ended September 30, 2025 compared to 5.1% for the nine months ended September 30, 2024.

Fees charged by affiliates was $12.6 million and $37.2 million for the three and nine months ended September 30, 2025, respectively, compared to $12.2 million and $37.3 million for the same periods in 2024, respectively, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company.

The provision for credit losses was $22.1 million and $63.6 million for the three and nine months ended September 30, 2025, respectively, compared to $13.4 million and $35.7 million for the same periods in 2024, respectively. For the three and nine months ended September 30, 2025, compared to the same periods in 2024, the increases were primarily due to a rise in delinquency rates and charge-offs, which necessitated higher reserve needs.

Depreciation of equipment on operating leases was $49.0 million and $143.5 million for the three and nine months ended September 30, 2025, respectively, compared to $45.7 million and $133.0 million for the same periods in 2024, respectively. The increase for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was largely due to a higher average operating lease portfolio.

Other expenses, net were $9.2 million and $18.9 million for the three and nine months ended September 30, 2025, respectively, compared to $3.6 million and $8.8 million for the same periods in 2024, respectively. For the three and nine months ended September 30, 2025, compared to the same periods in 2024, the increases were due to higher general and administrative costs and lower recoveries on used equipment sales.

The effective tax rates for the three months ended September 30, 2025 and 2024 were 24.1% and 22.9%, respectively. The effective tax rate was 23.8% for the nine months ended September 30, 2025, compared to 22.7% for the same period in 2024.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change
Retail customer	$1,183,194	$1,249,100	$(65,906)	(5.3)%
Revolving charge accounts	294,684	281,482	13,202	4.7
Wholesale	1,888,823	2,555,408	(666,585)	(26.1)
Equipment on operating leases	136,094	151,837	(15,743)	(10.4)
Total originations	$3,502,795	$4,237,827	$(735,032)	(17.3)%

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change
Retail customer	$3,514,567	$3,515,100	$(533)	(0.0)%
Revolving charge accounts	776,050	762,887	13,163	1.7
Wholesale	5,929,229	8,512,131	(2,582,902)	(30.3)
Equipment on operating leases	455,887	354,227	101,660	28.7
Total originations	$10,675,733	$13,144,345	$(2,468,612)	(18.8)%

The quarter-over-quarter decrease in retail customer originations was primarily due to lower new equipment deliveries, partially offset by improved penetration rates on new units and increased used equipment volumes. The quarter-over-quarter decrease in operating lease originations was primarily due to lower new equipment deliveries and reduced penetration rates on new units, partially offset by increased used equipment volumes. The year-over-year increase in operating lease originations was primarily due to increased used equipment volumes and improved penetration rates on new units, partially offset by lower new equipment deliveries. Both the quarter-over-quarter and year-over-year decreases in wholesale originations were due to lower new equipment deliveries.

Receivables and equipment on operating leases held as of September 30, 2025, December 31, 2024 and September 30, 2024 were as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2025	2024	2024
Retail customer	$9,289,909	$9,039,808	$8,802,151
Revolving charge accounts	299,011	235,640	282,742
Wholesale	4,396,218	4,847,091	5,691,696
Equipment on operating leases	1,520,114	1,422,001	1,357,509
Total receivables and equipment on operating leases	$15,505,252	$15,544,540	$16,134,098

The total balance of retail customer receivables greater than 30 days past due as a percentage of retail customer receivables was 1.6% at September 30, 2025, 1.5% at December 31, 2024 and 1.6% at September 30, 2024. The total revolving charge account receivables balance greater than 30 days past due as a percentage of the revolving charge account receivables was 2.9% at September 30, 2025, 5.2% at December 31, 2024 and 3.2% at September 30, 2024. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at September 30, 2025, December 31, 2024 or September 30, 2024.

Total retail customer receivables on nonaccrual status were $97.9 million, $78.6 million and $80.0 million at September 30, 2025, December 31, 2024 and September 30, 2024, respectively. As of September 30, 2025, December 31, 2024 and September 30, 2024, total revolving charge account receivables on nonaccrual status were immaterial. Total wholesale receivables on nonaccrual status were $26.2 million, $25.9 million and $25.0 million at September 30, 2025 and December 31, 2024 and September 30, 2024, respectively.

Total receivable charge-offs and recoveries, by product, for the three and nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Charge-offs:
Retail customer	$14,530	$8,552	$42,986	$20,439
Revolving charge accounts	2,499	1,798	5,586	4,094
Wholesale	184	—	218	—
Total charge-offs	17,213	10,350	48,790	24,533
Recoveries:
Retail customer	(228)	(342)	(937)	(1,527)
Revolving charge accounts	(221)	(128)	(660)	(430)
Wholesale	(5)	(1,547)	(13)	(1,568)
Total recoveries	(454)	(2,017)	(1,610)	(3,525)
Charge-offs, net of recoveries:
Retail customer	14,302	8,210	42,049	18,912
Revolving charge accounts	2,278	1,670	4,926	3,664
Wholesale	179	(1,547)	205	(1,568)
Total charge-offs, net of recoveries	$16,759	$8,333	$47,180	$21,008

Our allowance for credit losses on all receivables financed totaled $146.8 million at September 30, 2025, $130.0 million at December 31, 2024 and $129.2 million at September 30, 2024.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of September 30, 2025.

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

Cash Flows

For the nine months ended September 30, 2025 and 2024, our cash flows were as follows (dollars in thousands):

	2025	2024
Cash flows from (used in):
Operating activities	$443,862	$299,747
Investing activities	(438,614)	(1,432,652)
Financing activities	(169,614)	809,083
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2,562	—
Net cash decrease	$(161,804)	$(323,822)

The increase in net cash from operating activities during the nine months of 2025 compared to the same period in 2024 was primarily due to changes in components of working capital, increased provisions for credit losses and higher depreciation on property and equipment and equipment on operating leases. The decrease in net cash used in investing activities for the nine months ended September 30, 2025 was primarily due to the decrease in net expenditures for receivables of $1.4 billion, partially offset by the increases in net expenditures for affiliated cash pooling receivables of $334.7 million, equipment on operating leases of $83.9 million, property, equipment and software of $7.8 million and affiliated notes receivables of $2.3 million. The increase in net cash used in financing activities for the nine months ended September 30, 2025 was primarily due to increases in net cash paid on external borrowings of $990.3 million and higher dividends paid of $80.0 million, partially offset by a decrease in net cash paid on affiliated debt of $91.6 million.

Securitization

CNH Capital and its predecessor entities have been securitizing receivables since 1992. CNH Capital had approximately $5.4 billion of public and private asset-backed securities outstanding in the U.S. and Canada as of September 30, 2025. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3.2 billion as of September 30, 2025, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At September 30, 2025, there was no funding available under these facilities.

Repurchase Agreement

We are a party to a Global Master Repurchase Agreement which expires in September 2026. As of September 30, 2025, the Company had sold, and not yet repurchased, C$325.9 million ($234.1 million) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

As of September 30, 2025, committed and uncommitted unsecured facilities with banks totaled $743.6 million, with no funds drawn as of that date. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. We had no commercial paper outstanding as of September 30, 2025.

As of September 30, 2025, our unsecured senior notes were as follows (dollars in thousands):

Issued by CNH Industrial Capital LLC (the “U.S. Senior Notes”): (1)
5.450% notes, due 2025	$400,000
1.875% notes, due 2026	500,000
1.450% notes, due 2026	600,000
4.500% notes, due 2027	500,000
4.750% notes, due 2028	500,000
4.550% notes, due 2028	600,000
5.500% notes, due 2029	500,000
5.100% notes, due 2029	600,000
4.500% notes, due 2030	500,000
Hedging, discounts and unamortized issuance costs	(8,097)
4,691,903
Issued by CNH Industrial Capital Canada (the “Canadian Senior Notes”): (2)
5.500% notes, due 2026	287,312
4.800% notes, due 2027	287,312
4.000% notes, due 2028	215,484
3.750% notes, due 2029	359,140
Discounts and unamortized issuance costs	(3,510)
1,145,738
Total	$5,837,641
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Capital America and New Holland Credit.

On September 29, 2025, CNH Industrial Capital LLC completed an offering of $500.0 million in aggregate principal amount of 4.500% unsecured notes due 2030, with an issue price of 99.765%.

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

Affiliate Sources

CNH Capital borrows, as needed, from CNH. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had no affiliated debt as of September 30, 2025 and December 31, 2024.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity at both September 30, 2025 and December 31, 2024 was $1.6 billion.

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

For the three and nine months ended September 30, 2025 and 2024, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$162,378	$178,844	$489,618	$515,485
Interest expense	90,962	124,014	280,635	349,064
Administrative and operating expenses	57,144	43,176	160,192	140,202
Income tax provision (benefit)	3,547	2,910	11,877	6,809
Net income	$10,725	$8,744	$36,914	$19,410

For the U.S. Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three and nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and other income from affiliates	$15,439	$17,169	$52,193	$50,852
Interest expense to affiliates	36,061	60,179	113,544	165,165

As of September 30, 2025 and December 31, 2024, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (dollars in thousands):

	September 30,	December 31,
	2025	2024
Cash	$251,694	$308,593
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $41,368 and $40,218	2,992,616	3,213,029
Equipment on operating leases, net	1,072,865	988,028
Short-term debt, including current maturities of long-term debt	1,563,457	1,386,998
Accounts payable and other accrued liabilities	547,956	649,261
Long-term debt	3,234,772	3,348,690

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of September 30, 2025 and December 31, 2024 were as follows (dollars in thousands):

	September 30,	December 31,
	2025	2024
Affiliated accounts and notes receivable	$3,277,197	$3,307,088
Accounts payable and other accrued liabilities	4,268,061	4,145,280

For the three and nine months ended September 30, 2025 and 2024, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$227,627	$242,601	$675,721	$703,601
Interest expense	121,400	156,422	365,654	443,704
Administrative and operating expenses	78,001	61,624	216,662	193,277
Income tax provision	6,983	5,744	21,066	15,002
Net income	$21,243	$18,811	$72,339	$51,618

For the Canadian Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three and nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and other income from affiliates	$15,170	$17,054	$43,921	$50,335
Interest expense to affiliates	36,061	60,179	113,544	165,165

As of September 30, 2025 and December 31, 2024, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (dollars in thousands):

	September 30,	December 31,
	2025	2024
Cash	$279,206	$327,928
Restricted cash and cash equivalents	56,963	56,164
Receivables, less allowance for credit losses of $54,126 and $50,935	5,666,368	5,765,534
Equipment on operating leases, net	1,520,114	1,422,001
Short-term debt, including current maturities of long-term debt	2,782,198	2,368,449
Accounts payable and other accrued liabilities	655,457	767,320
Long-term debt	4,845,456	4,821,053

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of September 30, 2025 and December 31, 2024 were as follows (dollars in thousands):

	September 30,	December 31,
	2025	2024
Affiliated accounts and notes receivable	$3,273,283	$3,136,147
Accounts payable and other accrued liabilities	4,290,614	4,167,105

Other Data

	As of or for the
	Nine Months Ended September 30,
	2025	2024

	(Dollars in thousands)
Gross receivables	$13,985,138	$14,776,589
Equipment on operating leases, net	1,520,114	1,357,509
Total portfolio	$15,505,252	$16,134,098
Delinquency (1)	1.11%	1.00%
Average gross receivables balance	$14,162,795	$13,822,445
Net credit loss (2)	0.42%	0.19%
Profitability: (3)
Return on average portfolio (4)	1.52%	1.53%
Asset Quality:
Allowance for credit losses / gross receivables	1.05%	0.87%
(1)	Delinquency is reported on gross receivables greater than 30 days past due, expressed as a percentage of the gross receivables as of the end of the respective period.
(2)	Net credit losses on the receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the respective average balance of gross receivables.
(3)	Nine months ended September 30, 2025 and 2024 annualized.
(4)	Net income for the period expressed as a percentage of the average portfolio.

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2024 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended September 30, 2025.

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

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of CNH’s markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade, commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls, tariffs and other protective measures issued to promote national interests or address foreign competition, which in turn result or may result in retaliatory tariffs or other measures enacted by affected trade partners; volatility in international trade caused by the imposition of tariffs and the related impact on cost and prices, which could consequently affect demand of CNH’s products; sanctions, embargoes, and trade wars; actions of competitors in the various industries in which CNH North America competes; development and use of new technologies and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety or other aspects of CNH’s products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNH N.V.; price pressure on new and used equipment; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and CNH North America dealers; security breaches with respect to CNH’s products; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics (such as the COVID-19 pandemic), terrorist attacks in Europe and elsewhere; our ability to realize the anticipated benefits from our business initiatives as part of CNH’s strategic plan including targeted restructuring actions to optimize CNH’s cost structure and improve the efficiency of its operations; CNH’s failure to realize, or a delay in realizing, all of the anticipated benefits of its acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our and CNH’s success in managing the risks involved in the foregoing.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Based on this evaluation of our disclosure controls and procedures as of September 30, 2025, our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Capital’s financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K (Part I, Item 1A) for the year ended December 31, 2024, and our Quarterly Report on Form 10-Q (Part II, Item 1A) for the quarter ended March 31, 2025. The risks described in those reports, and in the “Cautionary Note on Forward Looking Statements” within this report are not the only risks faced by us. Additional risks and uncertainties not currently known, or that are currently judged to be immaterial, may also materially affect our business, financial condition or operating results.

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

CNH INDUSTRIAL CAPITAL LLC
Date: November 7, 2025	/s/ Douglas MacLeod
Douglas MacLeod, Chairman and President
(Principal Executive Officer)

Date: November 7, 2025	/s/ Daniel Willems Van Dijk
Daniel Willems Van Dijk, Chief Financial Officer and Assistant Treasurer
(Principal Financial Officer)