Form 10-K
period 2025-12-31
CNH Industrial Capital LLC
filed 2026-02-26
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of February 26, 2026, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

PART I

Item 1.  Business

Overview

CNH Industrial Capital LLC (together with its consolidated subsidiaries, “CNH Capital,” the “Company” or “we”) is an indirect wholly-owned subsidiary of CNH Industrial N.V. (“CNH N.V.” and together with its consolidated subsidiaries, “CNH”) and is headquartered in Waterford, Wisconsin. As a captive finance company, our primary business is to underwrite and manage financing products for end-use customers and dealers of CNH Industrial America LLC (“CNH America”) and CNH Industrial Canada Ltd. (“CNH Canada” and, together with CNH America, “CNH North America”) and provide other related financial products and services to support the sale of agricultural and construction equipment sold by CNH North America. We also provide financing products related to new and used equipment manufactured by entities other than CNH North America, as well as financing for the purchase of parts, service, rentals, implements and attachments from CNH North America dealers which may or may not be manufactured or provided by CNH North America. We are often able to offer financing to customers at advantageous interest rates or on other more favorable terms (such as longer contract terms, longer warranty terms or terms which include parts and service incentives), due to our participation in subsidized financing programs sponsored by CNH North America, which reimburses us for some or all of the cost of such terms. The primary operating subsidiaries of CNH Industrial Capital LLC include CNH Industrial Capital America LLC (“CNH Capital America”), New Holland Credit Company, LLC (“New Holland Credit”) and CNH Industrial Capital Canada Ltd. (“CNH Capital Canada”). CNH Capital America is the primary financing and business entity of CNH Capital for the United States that enters into financing arrangements with end-use customers and dealers, and CNH Capital Canada performs the same functions in Canada, while New Holland Credit acts as the servicer for financing products originated by CNH Capital America.

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

CNH Capital’s revenue is primarily generated through the income of its portfolio and the income generated through marketing programs with CNH North America. The size of the portfolio is in part related to the level of equipment sales by CNH North America. The portfolio profitability is linked to the difference between lending and borrowing rates, the credit quality of the customers and the value of collateral. For the years ended December 31, 2025 and 2024, we derived 36% and 39%, respectively, of our revenue from CNH North America and other CNH subsidiaries.

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

As of December 31, 2025, CNH Capital had total assets of $16,446.7 million and total stockholder’s equity of $1,618.9 million. For the year ended December 31, 2025, CNH Capital had total revenues of $1,324.5 million and net income of $236.9 million. As of December 31, 2025, CNH Capital had third-party debt of $14,068.0 million, approximately 60% of which represented secured debt as of such date.

Relationship with CNH

CNH is a leading global equipment company that develops, produces and sells agricultural and construction equipment. CNH's global network includes industrial, commercial and financial services subsidiaries located in 32 countries and a commercial presence in approximately 166 countries.

CNH operates across three business segments: Agriculture, Construction and Financial Services.

CNH’s Agriculture segment develops, manufactures, distributes and supports a full line of agriculture equipment, implements and precision agriculture solutions. Agriculture's product lines include tractors, harvesters, hay and forage equipment, seeding and planting equipment and self-propelled sprayers. Agriculture’s two leading global brands are Case IH and New Holland, complemented by its regional brand, STEYR, and its technology brand, Raven.

CNH’s Construction segment develops, manufactures, distributes and supports a full line of construction equipment including excavators, crawler dozers, graders, wheel loaders, backhoe loaders, skid steer loaders and compact track loaders along with a wide variety of attachments. Construction’s product lines are sold primarily under the global brands, CASE Construction Equipment and New Holland Construction, as well as its regional brand, Eurocomach.

As of December 31, 2025 and 2024, CNH had total assets of $42,747 million and $42,933 million, respectively, and total equity of $7,772 million and $7,713 million, respectively.

For the years ended December 31, 2025 and 2024, CNH had total revenues of $18,095 million and $19,836 million, respectively, and net income attributable to CNH Industrial N.V. of $510 million and $1,246 million, respectively. For the years ended December 31, 2025 and 2024, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America (United States, Canada and Mexico) were $4,296 million and $1,501 million, respectively, representing decreases of 26.4% and 8.1% from the prior year.

CNH Capital is a key financing source for CNH North America’s end-use customers and dealers. The Company offers financing to customers with advantageous terms that are subsidized by CNH North America, including low-rate, interest-free or interest-only periods and other sales incentive programs.

Although our primary focus is to finance CNH North America equipment, we also provide financing products related to new and used agricultural and construction equipment manufactured by entities other than CNH North America, as well as financing for the purchase of parts, service, rentals, implements and attachments from CNH North America dealers which may or may not be manufactured or provided by CNH North America. We are still, however, dependent on CNH North America for substantially all of our business, with revenues related to financing provided to CNH North America dealers and retail customers purchasing and/or leasing from CNH North America and its dealers accounting for over 90% of our total revenues for the year ended December 31, 2025, and with loan portfolios attributable to such financing accounting for over 90% of our total receivables as of December 31, 2025.

The size of our lending portfolio is related in part to the level of equipment sales by CNH North America, which is driven by the strength of the agricultural and construction markets. The credit quality of our portfolio reflects the underwriting standards of CNH Capital, which are developed internally and independent of the sales volume goals of CNH North America.

We borrow from our affiliates as one of the funding sources for our operations and lending activity. We had $48.5 million of outstanding affiliate borrowings as of December 31, 2025, which represented 0.3% of the total indebtedness for that period. We had no outstanding affiliate borrowings as of December 31, 2024.

CNH North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2025 and 2024, we incurred fees charged by our affiliates of $49.8 million and $47.6 million, respectively, representing 14% and 16%, respectively, of our total administrative and operating expenses.

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

Products and Services

CNH Capital’s financing products and services fall into the following main categories:

Retail (72.7% as of December 31, 2025): Retail financing products primarily include retail notes, finance leases and operating leases to end-use customers and revolving charge account financing for customers to purchase parts, service, rentals, implements and attachments from CNH North America dealers. The terms of retail notes, finance leases and operating leases generally range from two to seven years, and interest rates vary depending on prevailing market interest rates and certain incentive programs offered by CNH North America. Revolving charge accounts are generally accompanied by higher interest rates than our other retail financing products, generally require minimum monthly payments and do not have pre-determined maturity dates.

CNH Capital utilizes a proprietary credit scoring model as part of the credit approval and review process for retail financing products, and administers its own servicing and collection operations for these products.

Wholesale (27.3% as of December 31, 2025): Wholesale financing consists primarily of dealer floorplan financing, which gives dealers the ability to maintain a representative inventory of products. In addition, CNH Capital provides financing to dealers for used equipment taken in trade, equipment utilized in dealer owned rental yards, parts inventory, working capital and other financing needs. Currently, credit is extended to approximately 690 CNH North America dealers (with each being a separate legal entity) with approximately 1,720 locations in North America.

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

Employees

The ability to attract, develop and retain qualified employees is crucial to the success of the Company and its ability to create long-term value. As of December 31, 2025, the Company had 344 employees, none of which were represented by unions.

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

Our ability to access the capital markets or other forms of financing and our funding costs are highly dependent on, among other things, our credit ratings and those of CNH N.V. and our ABS transactions. Rating agencies review and revise their ratings from time to time, and downgrades or other negative actions with respect to our credit ratings by one or more rating agencies may increase our funding costs, potentially limit our access to sources of financing and have a material adverse effect on our financial condition and results of operations. A lack of funding could result in our inability to meet customer demand for equipment financing, while increased funding costs could lead to deteriorating margins, decreased profits and could result in higher customer interest rates and lower customer demand, which in turn may adversely affect our financial condition and results of operations.

We have significant outstanding indebtedness, which may limit our ability to obtain additional funding and may limit our financial and operating flexibility.

As of December 31, 2025, we had an aggregate of $14,116.5 million of consolidated indebtedness and our equity was $1,618.9 million. The extent of our indebtedness could have important consequences on our operations and financial results, including:

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

A breach of one or more of the covenants could result in adverse consequences that could negatively impact our businesses, results of operations and financial condition. These consequences may include the acceleration of amounts outstanding under certain of our credit facilities, triggering an obligation to redeem certain debt securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the facilities or to enter into new facilities or the lowering or modification of CNH N.V.’s or our credit ratings. We cannot assure you that we will continue to comply with each restrictive covenant at all times, particularly if we were to encounter challenging and volatile market conditions. For further information, see “Note 8: Credit Facilities and Debt” in the notes to our consolidated financial statements for the year ended December 31, 2025.

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

CNH North America subsidizes certain of our promotional financing programs that allow us to offer lower rate financing to customers and other advantageous financing terms (such as longer repayment and warranty periods, and special parts and service incentives). This support from CNH North America provides us with a material competitive advantage in offering financing for the purchase or lease of CNH North America’s products. Any elimination or reduction of these subsidies could negatively impact our ability to offer competitive financing options to customers, reduce customer demand for our financing products and services, and have a material adverse effect on our business, financial condition, results of operations and cash flows. For the years ended December 31, 2025, 2024 and 2023, we recognized revenues from CNH North America for marketing programs of $472.8 million, $512.2 million and $427.2 million, respectively, representing 36%, 39% and 40% of our total revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

CNH North America also provides us with other types of operational and administrative support, such as payroll and other human resource services. For the years ended December 31, 2025, 2024 and 2023, we incurred fees charged by our affiliates of $49.8 million, $47.6 million and $53.8 million, respectively, representing 14%, 16% and 21%, respectively, of our total administrative and operating expenses.

An increase in dealer or end-use customer credit risk may result in higher delinquencies and defaults, and deterioration in collateral valuation may reduce our collateral recoveries, which could increase losses on our receivables and operating leases and adversely affect our financial condition and results of operations.

Fundamental to any organization that extends credit is credit risk. The creditworthiness of our dealers and end-use customers, the rates of delinquency and default, repossessions and net losses may be impacted by many factors, including:

●	relevant industry and general economic conditions (in particular, those conditions most directly affecting the agricultural and construction industries);
●	the availability of capital;
●	the terms and conditions applicable to extensions of credit;
●	interest rates;
●	the experience and skills of the dealer’s or end-use customer’s management team;
●	commodity prices;
●	political events, including government mandated moratoria on payments;
●	the weather and other climate events; and
●	the value of the collateral securing the extension of credit.

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

When, in response to a dealer or end-use customer default on a receivable, we repossess collateral securing the repayment of the receivable, our ability to recover or mitigate losses by selling the collateral is subject to the current market value of such collateral. Those values are affected by levels of new and used inventory of agricultural and construction equipment on the market. They are also dependent upon the strength or weakness of market demand for new and used agricultural and construction equipment, which is affected by the strength of the general economy. In addition, repossessed collateral may be in poor condition, reducing its value. Finally, relative pricing of used equipment, compared with new equipment, can affect levels of market demand and the resale of repossessed equipment. All of the foregoing could increase losses on receivables and operating leases, adversely affecting our financial condition and results of operations.

Changes in interest rates, exchange rates and market liquidity could have a material adverse effect on our earnings and cash flows.

Because a significant number of our receivables are generated at fixed interest rates, our financial performance may be impacted by fluctuations in interest rates. Although we seek to match fund the majority of our assets, with approximately 68% of our receivables and approximately 72% of our funding at a fixed rate, respectively, as of December 31, 2025, changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and/or cash flow.

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

Although we seek to manage interest rate, exchange rate and market liquidity risks with a variety of techniques, including a match funding program, the selective use of derivatives and a diversified funding program, there can be no assurance that we will be able to do so successfully, and our financial condition and results of operations could be adversely affected. In addition, by utilizing these techniques, we potentially forego the benefits that may result from favorable fluctuations in interest rates and currency exchange rates.

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

We employ processes and procedures to identify deliberate misrepresentations and omissions of information material to transactions with dealers and end-use customers. They may be negatively impacted by human error and may not be effective if we fail to review them for flaws, test them for adequacy and revise them from time to time as appropriate. Although we take steps to help confirm effective process and procedures to mitigate fraud risk, we could suffer operational and financial harm if our processes and procedures fail to properly account for and mitigate fraud risks.

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

Our operations are subject to extensive, complex and frequently changing rules, regulations and legal interpretations from various governmental authorities, which among other things:

●	regulate credit granting, servicing and insurance activities, including establishing licensing requirements;
●	require periodic reporting of financing and servicing activity to regulators;
●	establish maximum interest rates, finance and other charges;
●	regulate customers’ insurance coverage;
●	require disclosures to, and the collection of certain information from, customers;
●	set collection, foreclosure, repossession and claims handling procedures and other trade practices;
●	prohibit discrimination in the extension of credit and administration of receivables; and
●	regulate the use, handling and reporting of information related to applicants and customers.

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

Our products and offerings are highly regulated by governmental authorities which can impose significant additional costs and/or restrictions on our business. Future regulations from federal, state or provincial regulators may affect the products we offer and the interest rates and fees we can charge, which could adversely affect our financial condition, results of operations and cash flows.

Our business may be affected by climate-related risks, unfavorable weather conditions or other calamities.

Poor, severe or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of CNH North America’s agricultural equipment customers. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting crops or may cause growing crops to die, resulting in lower yields. Excessive rain or flooding can also prevent planting or harvesting from occurring at optimal times and may cause crop loss through increased disease or mold growth. Temperature affects the rate of growth, crop maturity, crop quality and yield.

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

Furthermore, the potentially long-term physical impacts of severe weather events and other climate-related incidents on CNH North America’s facilities, suppliers and customers, and therefore on its operations, are highly uncertain and will be driven by the circumstances developing in various geographical regions. These may include long-term changes in temperature and water availability. These potential physical effects may adversely impact the demand for CNH North America’s products and the cost, production, sales and financial performance of its operations and as a result could adversely affect our financial condition, results of operations and cash flows.

Global economic conditions, including the agricultural market business cycle,  impact our business.

Our results of operations and financial position are and will continue to be influenced by macroeconomic factors, including changes in the level of consumer and business confidence, changes in interest rates, the availability of credit, inflation and deflation, energy prices, the cost of commodities or other raw materials and the imposition of trade tariffs and other trade policies. Such macroeconomic factors vary from time to time and their effect on our results of operations and financial position cannot be specifically and singularly assessed and/or isolated.

Our success largely depends on the vitality of the agricultural industry. Historically, the agricultural industry has been cyclical and subject to a variety of economic and other factors. Sales of agricultural equipment, in turn, are also cyclical and generally reflect the economic health of the agricultural industry. The economic health of the agricultural industry is affected by numerous factors, including general economic conditions, farm income, farmland values, and debt levels and financing costs, all of which are influenced by the levels of commodity and protein prices, world grain stocks, acreage available and planted, crop yields, agricultural product demand, soil conditions, farm input costs, government policies, government subsidies and weather and climate conditions. Downturns in the agricultural industry due to these and other factors, which could vary by market, have in the past resulted in, and could in the future continue to result in, decreases in demand for agricultural equipment.

We expect certain of these conditions to persist in fiscal year 2026. Changes in interest rates and the agricultural market business cycle are driven by factors outside of our control; however, CNH North America is calibrating its production, inventory levels, and commercial programs to current conditions and will adjust as markets stabilize.

International trade policies can affect demand for CNH North America’s products and reduce the opportunities for us to finance equipment.

Government laws and policies on international trade and investment including sanctions, import quotas, capital controls, tariffs or other retaliatory measures imposed in response to tariffs, whether adopted by non-governmental bodies, individual governments or addressed by regional trade blocks, affect the demand for CNH North America’s products, technology and services, impact the competitive position of CNH North America’s products and, in some instances may prevent CNH North America from being able to sell products to certain customers or in certain countries, which may reduce the opportunities for us to finance equipment. The U.S. government has announced and/or implemented significant new tariffs, including targeted duties on imported steel and aluminum products, as well as baseline tariffs affecting the majority of global imports. These measures have resulted in (and may in the future result in additional), counter tariffs and other retaliatory measures by other countries. Restrictions in trade resulting from such measures, as well as the resulting impact on global trade and general economic conditions, has had an adverse effect on CNH North America’s business, results of operations and financial condition; has adversely impacted the availability to CNH North America of certain products in certain countries and has disrupted its supply chain; has impacted the purchasing power and creditworthiness of our customers, resulting in reduced demand for CNH North America products. Furthermore, such measures could exacerbate inflation, diminish investment and result in broader negative impacts, including economic instability that may adversely impact demand for CNH North America’s products and reduce the opportunities for us to finance equipment.

Changes in demand for food and alternative energy sources could impact our revenues.

Changing worldwide demand for farm outputs to meet the world’s growing food and alternative energy demands, driven by a growing world population and changing government policies are likely to result in fluctuating agricultural commodity prices, which affect sales of agricultural equipment. While higher commodity prices will benefit our crop producing agricultural equipment customers, higher commodity prices also result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. Lower commodity prices directly affect farm income, which could negatively affect sales of agricultural equipment. Moreover, changing alternative energy demands may cause farmers to change the types or quantities of the crops they grow, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating biofuel utilization could affect demand for CNH North America equipment and result in higher research and development costs related to equipment fuel standards.

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

Our ability to compete successfully, to manage our business effectively, to expand our business and to execute our strategic direction depends, in part, on our ability to attract, motivate and retain qualified personnel in key functions and markets, with the requisite education, skills, background, talents and industry experience. Failure to attract and retain qualified personnel, whether as a result of an insufficient number of qualified applicants, including applicants with the proper visa and immigration status, difficulty in recruiting new personnel, inadequate resources, or the inability to integrate and retain qualified personnel, could impair our ability to execute our business strategy and meet our business objectives. These may be affected by the loss of employees, particularly when departures involve larger numbers of employees. Higher rates of employee separations may adversely affect us through decreased employee morale, the loss of knowledge of departing employees, and the devotion of resources to recruiting and onboarding new employees.

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

As of December 31, 2025, our total operating lease residual values were $1,198.0 million.

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

Cybersecurity breaches or IT system disruptions could impair operations, compromise data, and result in legal, financial, or reputational harm.

We rely extensively on information technology (“IT”) networks and systems—some internally managed and others operated by third-party providers—to support and deliver a broad range of connected solutions and business processes. These systems enable key functions across our operations, including invoicing and the collection of payments from customers and CNH North America’s dealers. Our IT systems also support servicing operations, financial reporting, regulatory compliance, and internal controls.

We collect, process, and store confidential and sensitive data, including intellectual property, proprietary business information, and personal data from employees, dealers and customers.

The secure and continuous operation of these systems, networks, and data environments, including those managed by third-party cloud providers, is critical to our business operations and strategic objectives.

Our information technology systems may be susceptible to cybersecurity threats, failures, and other disruptions.

Despite our implementation of preventive and detective security controls, our IT networks and those of our partners have been, and may continue to be, targeted by increasingly sophisticated cyber threats, including malware, ransomware, phishing attempts,  and attempts to breach system security through AI‑enabled attack techniques. These threats also include potential intrusions, data exfiltration, outages, and operational disruptions caused by human error, third‑party failures, system upgrades, natural disasters, or deliberate attacks by cybercriminals or state‑sponsored actors.

Our reliance on third‑party cloud and software‑as‑a‑service providers introduces additional risks because we do not control the underlying infrastructure. Misconfigurations, outages, or security weaknesses at vendors could result in operational disruptions, unauthorized access to data, or compromised system integrity.

Disruptions or failures in our technology systems could adversely affect our business.

Our dependence on interconnected technology solutions across the enterprise continues to increase. System failures, difficulties in implementing new systems or upgrades, poor integration, or unexpected outages could result in operational delays, increased cost to serve customers, or inability to support dealers and end‑users effectively. A significant disruption in any of our core systems or digital platforms could weaken customer confidence and have a material adverse effect on our business, financial condition, and operating results.

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

Technology platform changes and new product implementations could disrupt operations and adversely affect our business.

We depend on complex technology platforms, internal systems, and third‑party service providers to deliver our products and services. As we undertake system implementations, migrations, and upgrades—and continue to develop new products and digital capabilities—we face risks that could affect operational performance, customer experience, and our ability to execute strategic initiatives.

These activities may introduce execution challenges, including delays, cost overruns or issues that arise after deployment. Integration risks may also emerge, such as incompatibilities with legacy systems, dependencies on parallel programs, or data quality and migration issues that impair system functionality.

Technology changes and new product launches may result in customer or dealer disruption if downtime, degraded performance, or missing features occur, potentially affecting customer satisfaction and our reputation. Our reliance on third‑party vendors and service providers adds further exposure, as delays, outages, or performance failures at these partners could impede our operations.

In addition, system changes may create cybersecurity and resilience vulnerabilities, including misconfigurations, credential exposure, or gaps in redundancy during or after installation. Any of these risks could adversely affect our operations, customer relationships, and financial performance.

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

We use a range of defenses to help protect against cybersecurity threats and to work to secure our assets, reduce detection time and improve recoverability. These include the ongoing monitoring of our systems, including with the assistance of third-party vendors, conducting exercises with employees and senior management, including our executive officers, to promote awareness and improve internal processes. In addition, to promote security awareness throughout the Company, employees with an email address received training and access to security awareness materials in 2025. Further, we are implementing a program for the assessment and monitoring of security standards and control procedures for external suppliers and vendors.

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

Item 2.  Properties

We own an office building in Waterford, Wisconsin and lease office space in New Holland, Pennsylvania and Burlington, Ontario, Canada.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of CNH Industrial Capital LLC’s limited liability company interests are owned by CNH America, which is indirectly wholly-owned by CNH N.V. There is currently no established trading market for CNH Industrial Capital LLC’s limited liability company interests. CNH Industrial Capital LLC paid cash dividends of $240 million and $200 million to CNH America in 2025 and 2024, respectively. CNH Industrial Capital LLC received capital contributions of $75 million from CNH America in 2023.

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

Trends and Economic Conditions

In 2025, CNH operated in a challenging environment characterized by lower industry demand in large agriculture, particularly in North America, elevated tariff and input‑cost pressures, and cautious farmer sentiment. CNH views 2025 as part of a cyclical downturn in agricultural equipment rather than a structural change in its end markets. Throughout the year, CNH prioritized price discipline, production and inventory management, cost‑reduction initiatives, and continued investment in Precision Technology and quality, with the aim of positioning CNH for improved performance as conditions normalize, particularly into 2026 and beyond.

Our business is closely tied to the agricultural and construction equipment industries because we offer financing products for such equipment. For the year ended December 31, 2025, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $4,296 million and $1,501 million, respectively, representing decreases of 26.4% and 8.1% from the same period in 2024, respectively.

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

Net income was $236.9 million for the year ended December 31, 2025, compared to $246.7 million for the year ended December 31, 2024. The decrease in net income was primarily due to higher provisions for credit losses and an unfavorable effective tax rate, partially offset by improved margins. The receivables balance greater than 30 days past due as a percentage of gross receivables was 1.3%, 1.1% and 0.8% at December 31, 2025, 2024 and 2023, respectively.

Macroeconomic issues impacting our revenues and profitability are governmental actions with respect to monetary, fiscal and legislative policies, global economic volatility, changes in demand and pricing for used equipment, capital market disruptions, trade agreements, and financial regulatory reform. Significant volatility in the price of certain commodities could also impact CNH North America’s and our results.

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenues

Revenues for the years ended December 31, 2025 and 2024 were as follows (in thousands of dollars):

	2025	2024	$ Change	% Change
Interest income on retail notes and finance leases	$393,878	$368,001	$25,877	7.0%
Rental income on operating leases	249,495	238,824	10,671	4.5
Interest income on revolving charge accounts	46,221	43,152	3,069	7.1
Interest income on wholesale notes	135,435	131,062	4,373	3.3
Interest and other income from affiliates	482,873	519,837	(36,964)	(7.1)
Other income	16,612	15,665	947	6.0
Total revenues	$1,324,514	$1,316,541	$7,973	0.6%

Total revenues were $1,324.5 million and $1,316.5 million for the years ended December 31, 2025 and 2024, respectively, as favorable volumes were offset by the negative impact from currency translation. The average yield for the total portfolio was 8.4% for both the years ended December 31, 2025 and 2024.

Interest income on retail notes and finance leases for the year ended December 31, 2025 was $393.9 million, representing an increase of $25.9 million from the year ended December 31, 2024. The increase was due to the favorable impact of $27.6 million from higher average earning assets, offset by a $1.7 million unfavorable impact from lower interest rates.

Rental income on operating leases for the year ended December 31, 2025 was $249.5 million, representing an increase of $10.7 million from the year ended December 31, 2024. The increase was due to the favorable impact of $24.6 million from higher average earning assets, offset by a $13.9 million unfavorable impact from lower interest rates.

Revolving charge accounts income for the year ended December 31, 2025 was $46.2 million, representing an increase of $3.1 million from the year ended December 31, 2024. The increase was due to the favorable impact of $3.6 million from higher average earning assets, offset by a $0.5 million unfavorable impact from lower interest rates.

Interest income on wholesale notes for the year ended December 31, 2025 was $135.4 million, representing an increase of $4.4 million from the year ended December 31, 2024. The increase was due to the favorable impact of $26.6 million from higher average earning assets, offset by a $22.2 million unfavorable impact from lower interest rates.

Interest and other income from affiliates for the year ended December 31, 2025 was $482.9 million, representing a decrease of $37.0 million from the year ended December 31, 2024. The primary components of affiliated income and their drivers are summarized below.

◾	Compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers was $265.9 million and $220.2 million for the years ended December 31, 2025 and 2024, respectively. The increase was primarily due to higher volumes and changes in pricing program mix.
◾	For select operating leases, compensation from CNH North America for the difference between market rental rates and the amounts paid by customers was $40.0 million and $37.3 million for the years ended December 31, 2025 and 2024, respectively. The increase was primarily due to a higher average earning assets.
◾	For revolving charge accounts, compensation from CNH North America for low-rate financing programs and interest waiver programs offered to customers was $5.1 million and $4.6 million for the years ended December 31, 2025 and 2024, respectively. The increase was primarily due to higher average earning assets.
◾	For the year ended December 31, 2025, compensation from CNH North America for wholesale marketing programs was $161.9 million compared to $250.1 million for the prior year. The decrease was primarily due to destocking efforts and lower base rates.

Other income represents commissions earned on insurance and equipment protection products underwritten through a third-party insurer. For the year ended December 31, 2025, other income was $16.6 million, representing an increase of $0.9 million from the year ended December 31, 2024.

Expenses

Expenses for the years ended December 31, 2025 and 2024 were as follows (in thousands of dollars):

	2025	2024	$ Change	% Change
Total interest expense	$662,084	$706,038	$(43,954)	(6.2)%
Fees charged by affiliates	49,753	47,611	2,142	4.5
Provision for credit losses	76,358	49,158	27,200	55.3
Depreciation of equipment on operating leases	192,644	179,671	12,973	7.2
Other expenses, net	26,866	19,740	7,126	36.1
Total expenses	$1,007,705	$1,002,218	$5,487	0.5%

Total interest expense was $662.1 million for the year ended December 31, 2025 compared to $706.0 million for the year ended December 31, 2024. The decrease was due to the favorable impact of $49.8 million from lower average interest rates, offset by a $5.8 million unfavorable impact from higher average total debt. The average debt cost was 4.7% for the year ended December 31, 2025 compared to 5.1% for the year ended December 31, 2024.

Fees charged by affiliates were $49.8 million and $47.6 million for the years ended December 31, 2025 and 2024, respectively, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company. The increase was due to higher labor costs.

The provision for credit losses was $76.4 million for the year ended December 31, 2025 compared to $49.2 million for the year ended December 31, 2024. The increase was driven by higher losses and higher collective reserve rates resulting from increased delinquencies.

Depreciation of equipment on operating leases was $192.6 million for the year ended December 31, 2025,  compared to $179.7 million for the year ended December 31, 2024. The increase was largely due to a higher average operating lease portfolio.

Other expenses, net increased by $7.1 million for the year ended December 31, 2025 compared to the prior year, primarily due to increased general and administrative costs.

The effective tax rate for the year ended December 31, 2025 was 25.2%, compared to 21.5% for the year ended December 31, 2024. The increase primarily reflects tax matters related to our Canadian operations. In 2025, we finalized the Canadian tax audit for the 2012–2016 period and recorded a reserve related to the ongoing audit for the 2017–2022 period. In addition, we received a lower amount of U.S. foreign tax credits on Canadian dividends.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into U.S. law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impacts of the OBBBA legislation did not have a material impact on the Company’s financial results during 2025; further, the Company estimates the OBBBA legislation will not have a material impact on the Company’s financial results during 2026.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the years ended December 31, 2025 and 2024 were as follows (in thousands of dollars):

	2025	2024	$ Change	% Change
Retail customer	$4,707,435	$4,973,798	$(266,363)	(5.4)%
Revolving charge accounts	1,024,375	1,005,646	18,729	1.9
Wholesale	8,173,674	10,915,296	(2,741,622)	(25.1)
Equipment on operating leases	654,610	618,396	36,214	5.9
Total originations	$14,560,094	$17,513,136	$(2,953,042)	(16.9)%

The decrease in retail customer originations was primarily due to lower new equipment deliveries, partially offset by improved penetration rates and increased used equipment volumes. Wholesale originations decreased due to lower new equipment deliveries. The increase in operating lease originations was primarily driven by increased used equipment volumes and improved penetrations rates on new units, partially offset by lower new equipment deliveries.

Receivables and equipment on operating leases held as of December 31, 2025 and 2024 were as follows (in thousands of dollars):

	2025	2024	$ Change	% Change
Retail customer	$9,291,244	$9,039,808	$251,436	2.8%
Revolving charge accounts	239,314	235,640	3,674	1.6
Wholesale	4,165,506	4,847,091	(681,585)	(14.1)
Equipment on operating leases	1,569,896	1,422,001	147,895	10.4
Total receivables and equipment on operating leases	$15,265,960	$15,544,540	$(278,580)	(1.8)%

The total balance of retail customer receivables greater than 30 days past due as a percentage of retail customer receivables was 1.8% and 1.5% at December 31, 2025 and 2024, respectively. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at December 31, 2025 or 2024. The total revolving charge account receivables balance greater than 30 days past due as a percentage of the revolving charge account receivables was 4.1% and 5.2% at December 31, 2025 and 2024, respectively.

Total retail customer receivables on nonaccrual status were $108.8 million and $78.6 million at December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, total revolving charge account receivables on nonaccrual status were immaterial. Total wholesale receivables on nonaccrual status were $18.9 million and $25.9 million at December 31, 2025 and 2024, respectively.

Total receivable charge-offs and recoveries, by product, for the years ended December 31, 2025 and 2024 were as follows (in thousands of dollars):

	2025	2024
Charge-offs:
Retail customer	$56,475	$31,918
Revolving charge accounts	6,899	5,299
Wholesale	218	—
Total charge-offs	63,592	37,217
Recoveries:
Retail customer	(1,330)	(1,970)
Revolving charge accounts	(998)	(662)
Wholesale	(776)	(1,578)
Total recoveries	(3,104)	(4,210)
Charge-offs, net of recoveries:
Retail customer	55,145	29,948
Revolving charge accounts	5,901	4,637
Wholesale	(558)	(1,578)
Total charge-offs, net of recoveries	$60,488	$33,007

Our allowance for credit losses on all receivables financed totaled $146.4 million at December 31, 2025 and $130.0 million at December 31, 2024.

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

We believe our allowance is sufficient to provide for losses in our receivable portfolio as of December 31, 2025.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Comparisons for the year ended December 31, 2024 to the year ended December 31, 2023 are discussed in Item 7 of the Company’s 2024 Annual Report filed with the SEC on February 28, 2025.

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

Cash Flows

For the years ended December 31, 2025 and 2024, our cash flows were as follows (in thousands of dollars):

	2025	2024
Cash flows from (used in):
Operating activities	$504,742	$348,299
Investing activities	206,496	(1,280,886)
Financing activities	(827,375)	968,003
Translation exchange differences	4,170	—
Net cash increase (decrease)	$(111,967)	$35,416

The increase in net cash from operating activities for the year ended December 31, 2025 compared to the same period in 2024 was primarily due to changes in components of working capital and increased provisions for credit losses, partially offset by a higher deferred income tax benefit and a decrease in net income. The increase in net cash from investing activities for the year ended December 31, 2025 was primarily due to higher net collections for receivables and affiliated cash pooling receivables of $1,259.8 million and $269.9 million, respectively, partially offset by increases in net expenditures for equipment on operating lease of $26.0 million, property and equipment and software of $8.7 million and affiliated notes receivables of $7.6 million. The increase in net cash used in financing activities was primarily due to increases in net cash paid on external borrowings of $1,933.9 million and higher dividends paid of $40.0 million, partially offset by lower net cash paid on affiliated debt of $178.5 million.

Securitization

CNH Capital and its predecessor entities have been securitizing receivables since 1992. CNH Capital had approximately $4,707.9 million of public and private asset-backed securities outstanding in the U.S. and Canada as of December 31, 2025. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3,480.4 million at December 31, 2025, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At December 31, 2025, there was approximately $9.8 million of funding available under these facilities.

Repurchase Agreement

We are a party to a Global Master Repurchase Agreement which expires in September 2026. As of December 31, 2025, the Company had sold, and not yet repurchased, $328.7 million (C$450.0 million) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

Committed and uncommitted unsecured facilities with banks as of December 31, 2025, totaled $846.8 million. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of December 31, 2025, we had $99.2 million outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. We had no commercial paper outstanding as of December 31, 2025.

As of December 31, 2025, our unsecured senior notes were as follows (in thousands of dollars):

Issued by CNH Industrial Capital LLC (the “U.S. Senior Notes”): (1)
1.875% notes, due 2026	$500,000
1.450% notes, due 2026	600,000
4.500% notes, due 2027	500,000
4.750% notes, due 2028	500,000
4.550% notes, due 2028	600,000
5.500% notes, due 2029	500,000
5.100% notes, due 2029	600,000
4.500% notes, due 2030	500,000
Hedging, discounts and unamortized issuance costs	(2,433)
4,297,567
Issued by CNH Industrial Capital Canada (the “Canadian Senior Notes”): (2)
5.500% notes, due 2026	292,143
4.800% notes, due 2027	292,143
4.000% notes, due 2028	219,108
3.750% notes, due 2029	365,179
Discounts and unamortized issuance costs	(4,489)
1,164,084
Total	$5,461,651
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Capital America and New Holland Credit.

On March 21, 2025, CNH Industrial Capital LLC completed an offering of $500.0 million in aggregate principal amount of its 4.750% unsecured notes due 2028, with an issue price of 99.658%.

On June 5, 2025, CNH Capital Canada Ltd. completed a private placement offering of $365.9 million (C$500.0 million) in aggregate principal amount of its 3.750% unsecured notes due 2029, issued at par.

On September 29, 2025, CNH Industrial Capital LLC completed an offering of $500.0 million in aggregate principal amount of its 4.500% unsecured notes due 2030, with an issue price of 99.765%.

Credit Ratings

We continue to evaluate alternatives to ensure we have access to capital on favorable terms, including agreements with global or regional partners, new funding arrangements, or a combination of these approaches. Our access to external sources of financing, as well as the associated cost, is influenced by the credit ratings of our debt, which are closely linked to the financial condition and outlook of CNH N.V. and the nature and availability of our support agreement with CNH N.V.

Ratings as of December 31, 2025 for the Company are as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB+	A-2	Negative
Fitch Ratings	BBB	F2	Stable
Moody's Investors Service	Baa2	-	Stable

Affiliate Sources

CNH Capital borrows, as needed, from CNH. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had $48.5 million of affiliated debt as of December 31, 2025 and no affiliated debt as of December 31, 2024.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity as of December 31, 2025 and 2024 was $1,618.9 million and $1,603.2 million, respectively. During 2025, CNH Industrial Capital LLC paid cash dividends of $240.0 million to CNH America.

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

Debt

Our consolidated debt as of December 31, 2025 and 2024 is set forth in the table below (in thousands of dollars):

	2025	2024
Short-term debt (including current maturities of long-term debt)	$6,008,699	$5,869,500
Long-term debt	8,059,298	8,666,627
Total third-party debt	14,067,997	14,536,127
Affiliated debt	48,497	—
Total debt	$14,116,494	$14,536,127

Cash and Restricted Cash and Cash Equivalents

The following table shows cash and restricted cash and cash equivalents as of December 31, 2025 and 2024 (in thousands of dollars):

	2025	2024
Cash and cash equivalents	$353,129	$446,946
Restricted cash	368,247	386,397
Total cash	$721,376	$833,343

Restricted cash and cash equivalents are comprised of highly liquid investments with short-term original maturities. See “Liquidity and Capital Resources - Cash Flows” for further discussion of the change in our cash position. Restricted cash is principally held by depository banks in order to comply with securitization contractual agreements, such as providing cash reserve accounts for the benefit of securitization investors.

Off-Balance Sheet Arrangements

For additional information, see “Note 14: Commitments and Contingencies” in the notes to our consolidated financial statements for the year ended December 31, 2025.

Contractual Obligations

The following table sets forth the aggregate amounts of our contractual obligations and commitments as of December 31, 2025 with definitive payment terms that will require significant cash outlays in the future (in thousands of dollars).

	Payments Due by Period
		Less than			After
	Total	1 year	1 - 3 years	4 - 5 years	5 years
Short-term and long-term debt (1)	$14,067,997	$6,008,699	$4,720,885	$3,243,853	$94,560
Affiliated debt	48,497	48,497	—	—	—
Interest on fixed rate debt	1,614,504	434,813	781,950	396,721	1,020
Interest on floating rate debt (2)	785,844	173,092	332,219	276,245	4,288
Operating leases (3)	6,390	1,278	3,834	1,278	—
Total contractual obligations	$16,523,232	$6,666,379	$5,838,888	$3,918,097	$99,868
(1)Short-term debt shown as less than one year includes current maturities of long-term debt of $3,664,858.
(2)The interest funding requirements are based on the year-end 2025 interest rates.
(3)Minimum rental commitments.

See “Liquidity and Capital Resources - Debt” for information relating to our consolidated debt as of December 31, 2025.

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

For the years ended December 31, 2025 and 2024, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (in thousands of dollars):

	2025	2024
Revenues	$657,360	$688,415
Interest expense	367,616	465,155
Administrative and operating expenses	214,876	203,462
Income tax provision	17,798	3,763
Net income	$57,070	$16,035

For the U.S. Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the years ended December 31, 2025 and 2024 were as follows (in thousands of dollars):

	2025	2024
Interest and other income from affiliates	$66,662	$66,636
Interest expense to affiliates	147,012	221,041

As of December 31, 2025 and 2024, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (in thousands of dollars):

	2025	2024
Cash	$247,251	$308,593
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $40,240 and $40,218	3,157,713	3,213,029
Equipment on operating leases, net	1,105,826	988,028
Short-term debt, including current maturities of long-term debt	1,250,427	1,386,998
Accounts payable and other accrued liabilities	592,360	649,261
Long-term debt	3,224,482	3,348,690

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of December 31, 2025 and 2024 were as follows (in thousands of dollars):

	2025	2024
Affiliated accounts and notes receivable	$3,234,843	$3,307,088
Accounts payable and other accrued liabilities	4,550,607	4,145,280

For the years ended December 31, 2025 and 2024, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (in thousands of dollars):

	2025	2024
Revenues	$906,967	$940,379
Interest expense	481,535	591,666
Administrative and operating expenses	288,805	275,549
Income tax provision	32,888	14,157
Net income	$103,739	$59,007

For the Canadian Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the years ended December 31, 2025 and 2024 were as follows (in thousands of dollars):

	2025	2024
Interest and other income from affiliates	$58,391	$65,740
Interest expense to affiliates	147,012	221,041

As of December 31, 2025 and 2024, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (in thousands of dollars):

	2025	2024
Cash	$284,467	$327,928
Restricted cash and cash equivalents	57,975	56,164
Receivables, less allowance for credit losses of $51,064 and $50,935	5,970,551	5,765,534
Equipment on operating leases, net	1,569,896	1,422,001
Short-term debt, including current maturities of long-term debt	2,563,810	2,368,449
Accounts payable and other accrued liabilities	732,741	767,320
Long-term debt	4,752,929	4,821,053

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of December 31, 2025 and 2024 were as follows (in thousands of dollars):

	2025	2024
Affiliated accounts and notes receivable	$3,227,605	$3,136,147
Accounts payable and other accrued liabilities	4,573,540	4,167,105

Other Data

	As of or for the
	Year Ended December 31,
	2025	2024	2023

	(in thousands of dollars)
Receivables, less unearned finance income and unamortized deferred fees and costs	$13,696,064	$14,122,539	$13,570,462
Equipment on operating leases, net	1,569,896	1,422,001	1,378,384
Total portfolio	$15,265,960	$15,544,540	$14,948,846
Delinquency (1)	1.29%	1.06%	0.81%
Average gross receivables balance	$13,973,873	$14,147,491	$11,953,923
Net credit loss (2)	0.43%	0.23%	0.18%
Profitability:
Average receivable yields (3)	7.22%	7.20%	6.54%
Average debt cost	4.72%	5.08%	4.48%
Return on average portfolio (4)	1.53%	1.59%	1.61%
Asset Quality:
Allowance for credit losses / gross receivables	1.07%	0.92%	0.85%
(1)	Delinquency is reported on gross receivables greater than 30 days past due, expressed as a percentage of the gross receivables as of the end of the respective period.
(2)	Net credit losses on the receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the average balance of gross receivables for the same period.
(3)	Yield represents the return earned on retail notes, finance leases, revolving charge accounts and wholesale receivables.
(4)	Net income for the period expressed as a percentage of the average portfolio balance.

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

Retail customer receivables that share the same risk characteristics such as, collateralization levels, geography, product type and other relevant factors are reviewed on a collective basis using measurement models and management judgment. The allowance for credit losses on retail customer receivables is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward-looking macroeconomic factors, such as Gross Domestic Product and Net Farm Income. The forward-looking macroeconomic factors are updated quarterly. In addition, qualitative factors that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

Revolving charge account receivables are reviewed on a collective basis using measurement models and management judgment. The allowance for revolving charge account losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience and delinquency trends.

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

The total allowance for credit losses at December 31, 2025 and 2024 was $146.4 million and $130.0 million, respectively. Management’s ongoing evaluation of the adequacy of the allowance for credit losses takes into consideration historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the customer’s ability to repay, estimated value of underlying collateral and current and future economic conditions.

The assumptions used in evaluating the Company's exposure to credit losses involve estimates and significant judgment. While management believes the allowance is adequate, future changes in economic conditions or customer financial health could require adjustments. Retail receivable credit loss estimates are more sensitive to such changes, reflecting factors such as historical portfolio performance, current delinquency levels, and estimated recoveries on defaulted accounts. In contrast, changes in economic conditions have had limited impact on wholesale and revolving charge account receivables. A hypothetical 10% increase in the quantitative loss rates would have resulted in an approximately $7.8 million increase to the allowance for credit losses at December 31, 2025.

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

Total operating lease residual values at December 31, 2025 and 2024 were $1,198.0 million and $1,076.5 million, respectively.

Estimates used in determining end-of-lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future values for this equipment were to decrease 10% from our present estimates, the total unfavorable impact, after consideration of residual value guarantees, would be to increase our depreciation expense on equipment on operating leases by approximately $119.8 million. This amount would be charged to depreciation expense during the remaining lease terms such that the net amount of equipment on operating leases at the end of the lease terms would be equal to the revised residual values. Initial lease terms generally range from two to five years.

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

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of CNH’s markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products, particularly as it relates to the agricultural market business cycle; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade, commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls, tariffs and other protective measures issued to promote national interests or address foreign competition, which in turn result or may result in retaliatory tariffs or other measures enacted by affected trade partners; volatility in international trade caused by the imposition of tariffs and the related impact on cost and prices, sanctions, embargoes, and trade wars, all of which could consequently affect demand for CNH’s products; actions of competitors in the various industries in which CNH North America competes; development and use of new technologies (including artificial intelligence) and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety, privacy and data security or other aspects of CNH’s products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; weather conditions, particularly to the extent it impacts the agricultural industry; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNH N.V.; price pressure on new and used equipment; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and CNH North America dealers; security breaches with respect to CNH’s products; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics, terrorist attacks in Europe and elsewhere; our ability to realize the anticipated benefits from our business initiatives as part of CNH’s strategic plan including targeted restructuring actions to optimize CNH’s cost structure and improve the efficiency of its operations; CNH’s failure to realize, or a delay in realizing, all of the anticipated benefits of its acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our and CNH’s success in managing the risks involved in the foregoing.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, primarily changes in interest rates. We monitor our exposure to these risks, and manage the underlying economic exposures on transactions using financial instruments such as forward contracts, interest rate swaps, interest rate caps and forward starting swaps. We do not hold or issue derivatives or other financial instruments for speculative purposes or to hedge translation risks. See “Note 10: Financial Instruments” in the notes to our consolidated financial statements for the year ended December 31, 2025, for a description of our risk management strategy and the methods and assumptions used to determine the fair values of financial instruments.

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

We monitor interest rate risk to achieve a predetermined level of matching between the interest rate structure of our financial assets and liabilities. Fixed-rate financial instruments, including receivables, debt and other investments, are segregated from floating-rate instruments in evaluating the potential impact of changes in applicable interest rates. A sensitivity analysis was performed to compute the impact on fair value which would be caused by a hypothetical 10% change in the interest rates used to discount each category of financial assets and liabilities. The net impact on the fair value of the financial instruments and derivative instruments held as of December 31, 2025 and 2024, resulting from a hypothetical 10% change in interest rates, would be $2.1 million and $6.8 million, respectively. For the sensitivity analysis the financial instruments are grouped according to the currency in which financial assets and liabilities are denominated and the applicable interest rate index. As a result, our interest rate risk sensitivity model may overstate the impact of interest rate fluctuations for such financial instruments, as consistently unfavorable movements of all interest rates are unlikely.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements are included in this Annual Report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation of our disclosure controls and procedures as of December 31, 2025, our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2025, our internal control over financial reporting was effective.

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

Omitted pursuant to General Instruction I of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I of Form 10-K.

Item 14.  Principal Accounting Fees and Services

For the years ended December 31, 2025 and 2024, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”) were appointed to serve as our independent registered public accounting firm.

We incurred the following fees for professional services performed by the Deloitte Entities for the years ended December 31, 2025 and 2024, respectively (in thousands of dollars):

	2025	2024
Audit fees	$2,129,485	$1,401,230
Audit-related fees	365,866	348,443
Total	$2,495,351	$1,749,673

“Audit Fees” are the aggregate fees billed for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees charged for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” This category is comprised of fees for agreed-upon procedure engagements and other attestation services subject to regulatory and funding requirements. There were no fees billed for professional services in connection with tax compliance, tax advice, tax planning or other fees not included above for the years ended December 31, 2025 and 2024.

Audit Committee’s Pre-Approval Policies and Procedures

As a wholly-owned subsidiary of CNH N.V., audit and non-audit services provided by our independent registered public accounting firm are subject to CNH N.V.’s Audit Committee pre-approval policies and procedures. During the year ended December 31, 2025, all audit and non-audit services provided by our independent registered public accounting firm were pre-approved in accordance with such policies and procedures.

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

4.5

Officers’ Certificate dated as of September 13, 2023 (including Form of 5.500% Note due 2029 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on September 13, 2023 (File No. 000-55510) and incorporated herein by reference).

4.6

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

4.8

Officers’ Certificate dated as of March 21, 2025 (including Form of 4.750% Note due 2028 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on March 21, 2025 (File No. 000-55510) and incorporated herein by reference).

Exhibit	Description
4.9

Officers’ Certificate dated as of September 29, 2025 (including Form of 4.500% Note due 2030 included therein). (Previously filed as Exhibit 4.1 to the current report on Form 8-K of the registrant on September 29, 2025 (File No. 000-55510) and incorporated herein by reference).

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

CNH INDUSTRIAL CAPITAL LLC

Date: February 26, 2026	/s/ Douglas MacLeod
Douglas MacLeod, Chairman and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas MacLeod	Chairman, President and Director	February 26, 2026
Douglas MacLeod	(Principal Executive Officer)

/s/ DANIEL WILLEMS VAN DIJK	Chief Financial Officer and Assistant Treasurer	February 26, 2026
Daniel Willems Van Dijk	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Harris	Director	February 26, 2026
Scott Harris

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of CNH Industrial Capital LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNH Industrial Capital LLC (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company estimates lifetime expected credit losses on receivables to determine the allowance for credit losses (ACL). Receivables that share the same risk characteristics are reviewed on a collective basis, and management calculates the ACL based on loss forecast models that consider a variety of factors such as historical loss experience, collateral value, portfolio balance and delinquency. Management then applies qualitative factors that are not fully captured in the ACL loss forecast models. For loans that do not share similar risk characteristics, management measures the ACL on an individual receivable basis by considering the probability-weighted present value of all cash shortfalls (including the value of the collateral, if appropriate) over the expected life of each financial asset. The Company has identified three separate portfolios, retail, wholesale, and revolving charge accounts, in the determination of the ACL.

We identified the ACL on the Company’s retail receivables portfolio, reviewed on a collective basis, as a critical audit matter due to the degree of management judgment involved in applying qualitative factors to the loss forecast model. Given the subjective nature and judgment applied by management to determine the qualitative factors, auditing the qualitative factors requires a high degree of auditor judgment and an increased extent of effort, including the need to involve credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the qualitative factors used in determining the ACL for retail receivables reviewed on a collective basis included the following, among others:

●	We tested the effectiveness of management’s controls over the assessment, selection, and review of qualitative factors.
●	We tested the accuracy, completeness and relevance of the inputs used in the estimate. Specifically, we compared the inputs and assumptions to internal and external sources including, among others, the economic forecasts used by the Company and other available economic forecasts for contrary or corroborative evidence.
●	We evaluated management’s basis for the factors in relation to changes in economic conditions and forecasts.
●	We evaluated management’s ability to accurately forecast credit losses by performing a retrospective analysis of the retail collective ACL estimates as compared to actual credit loss performance.
●	We involved credit specialists in evaluating the conceptual soundness of the model methodology, including qualitative factors.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL

February 26, 2026

We have served as the Company’s auditor since 2023.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(in thousands of dollars)

	2025	2024	2023
REVENUES
Interest income on retail notes and finance leases	$393,878	$368,001	$288,067
Rental income on operating leases	249,495	238,824	237,178
Revolving charge account income	46,221	43,152	39,568
Interest income on wholesale notes	135,435	131,062	66,015
Interest and other income from affiliates	482,873	519,837	434,257
Other income	16,612	15,665	7,568
Total revenues	1,324,514	1,316,541	1,072,653
EXPENSES
Interest expense:
Interest expense to third parties	660,530	697,651	500,493
Interest expense to affiliates	1,554	8,387	33,746
Total interest expense	662,084	706,038	534,239
Administrative and operating expenses:
Fees charged by affiliates	49,753	47,611	53,804
Provision for credit losses	76,358	49,158	11,579
Depreciation of equipment on operating leases	192,644	179,671	178,969
Other expenses, net	26,866	19,740	17,034
Total administrative and operating expenses	345,621	296,180	261,386
Total expenses	1,007,705	1,002,218	795,625
INCOME BEFORE TAXES	316,809	314,323	277,028
Income tax provision	79,958	67,624	61,956
NET INCOME	$236,851	$246,699	$215,072

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(in thousands of dollars)

	2025	2024	2023
NET INCOME	$236,851	$246,699	$215,072
Other comprehensive income (loss):
Foreign currency translation adjustment	21,593	(37,088)	8,456
Pension liability adjustment	521	(1,739)	(757)
Change in derivative financial instruments	(3,209)	(2,312)	(7,174)
Total other comprehensive income (loss)	18,905	(41,139)	525
COMPREHENSIVE INCOME	$255,756	$205,560	$215,597

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

(in thousands of dollars)

	2025	2024
ASSETS
Cash	$353,129	$446,946
Restricted cash and cash equivalents	368,247	386,397
Receivables, less allowance for credit losses of $146,397 and $129,983, respectively	13,549,667	13,992,556
Affiliated accounts and notes receivable	291,695	401,285
Equipment on operating leases, net	1,569,896	1,422,001
Equipment held for sale	40,458	48,873
Goodwill	108,283	107,068
Other intangible assets, net	25,329	19,366
Other assets	140,009	102,416
TOTAL	$16,446,713	$16,926,908
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$6,008,699	$5,869,500
Accounts payable and other accrued liabilities	711,307	787,612
Affiliated debt	48,497	—
Long-term debt	8,059,298	8,666,627
Total liabilities	14,827,801	15,323,739
Commitments and contingent liabilities (Note 14)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	918,322	918,335
Accumulated other comprehensive loss	(159,542)	(178,447)
Retained earnings	860,132	863,281
Total stockholder’s equity	1,618,912	1,603,169
TOTAL	$16,446,713	$16,926,908

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF DECEMBER 31, 2025 AND 2024

(in thousands of dollars)

The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”), which are included in the consolidated balance sheets. The assets in the table include those assets that can only be used to settle obligations of consolidated VIEs. The liabilities in the table include third-party liabilities of the consolidated VIEs, for which creditors do not have recourse to the general credit of CNH Industrial Capital LLC. See “Note 4: Receivables” for additional information on the Company’s VIEs.

	2025	2024
Restricted cash and cash equivalents	$368,247	$386,397
Receivables, less allowance for credit losses of $74,101 and $58,094, respectively	8,245,122	8,851,145
TOTAL	$8,613,369	$9,237,542

Short-term debt (including current maturities of long-term debt)	$4,137,537	$4,169,748
Long-term debt	3,962,842	4,557,176
TOTAL	$8,100,379	$8,726,924

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(in thousands of dollars)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$236,851	$246,699	$215,072
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	192,654	179,678	178,977
Amortization of intangibles	3,711	3,012	2,939
Provision for credit losses	76,358	49,158	11,579
Deferred income tax benefit	(65,945)	(34,341)	(65,432)
Gains on sale of used equipment	(3,747)	—	—
Other non-cash items	40,176	59,035	53,012
Changes in components of working capital:
Change in affiliated accounts receivables	80,230	(96,768)	(15,143)
Change in other assets and equipment held for sale	(29,970)	(35,371)	(47,971)
Change in accounts payable and other accrued liabilities	(25,576)	(22,803)	(139,998)
Net cash from operating activities	504,742	348,299	193,035
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired (retail customer, revolving charge accounts and wholesale)	(13,905,484)	(16,894,740)	(19,225,922)
Collections of receivables (retail customer, revolving charge accounts and wholesale)	14,395,958	16,125,424	16,551,962
Change in affiliated cash pooling receivables, net	27,108	(242,817)	—
Cost of affiliated notes receivables acquired	(8,000)	—	(14,000)
Collections of affiliated notes receivables	11,518	11,167	8,000
Purchase of equipment on operating leases	(654,610)	(618,396)	(521,144)
Proceeds from disposal of equipment on operating leases	351,695	341,501	444,004
Change in property, equipment and software, net	(11,689)	(3,025)	(3,904)
Net cash from (used in) investing activities	206,496	(1,280,886)	(2,761,004)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in affiliated debt, net	47,528	(130,997)	(210,022)
Proceeds from issuance of long-term debt	3,445,696	6,176,950	4,597,046
Payment of long-term debt	(4,056,373)	(4,988,663)	(3,401,638)
Change in committed asset-backed facilities, net	225,774	(41,366)	1,382,643
Change in short-term borrowings, net	(250,000)	152,079	214,288
Dividends paid to CNH Industrial America LLC	(240,000)	(200,000)	—
Proceeds from capital contribution	—	—	75,000
Net cash (used in) from financing activities	(827,375)	968,003	2,657,317
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	4,170	—	—
(DECREASE) INCREASE IN CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	(111,967)	35,416	89,348
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Beginning of year	833,343	797,927	708,579
End of year	$721,376	$833,343	$797,927
COMPONENTS OF CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Cash	$353,129	$446,946	$390,110
Restricted cash and cash equivalents	368,247	386,397	407,817
TOTAL CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	$721,376	$833,343	$797,927
CASH PAID DURING THE YEAR FOR INTEREST	$702,157	$678,286	$513,170
CASH PAID DURING THE YEAR FOR TAXES	$81,644	$133,411	$100,687

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(in thousands of dollars)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2023	$—	$844,022	$(137,833)	$601,510	$1,307,699
Net income	—	—	—	215,072	215,072
Foreign currency translation adjustment	—	—	8,456	—	8,456
Stock compensation	—	680	—	—	680
Pension liability adjustment, net of tax	—	—	(757)	—	(757)
Change in derivative financial instruments, net of tax	—	—	(7,174)	—	(7,174)
Capital contribution	—	75,000	—	—	75,000
BALANCE - December 31, 2023	$—	$919,702	$(137,308)	$816,582	$1,598,976
Net income	—	—	—	246,699	246,699
Dividends paid to CNH Industrial America LLC	—	—	—	(200,000)	(200,000)
Foreign currency translation adjustment	—	—	(37,088)	—	(37,088)
Stock compensation	—	(1,367)	—	—	(1,367)
Pension liability adjustment, net of tax	—	—	(1,739)	—	(1,739)
Change in derivative financial instruments, net of tax	—	—	(2,312)	—	(2,312)
BALANCE - December 31, 2024	$—	$918,335	$(178,447)	$863,281	$1,603,169
Net income	—	—	—	236,851	236,851
Dividends paid to CNH Industrial America LLC	—	—	—	(240,000)	(240,000)
Foreign currency translation adjustment	—	—	21,593	—	21,593
Stock compensation	—	(13)	—	—	(13)
Pension liability adjustment, net of tax	—	—	521	—	521
Change in derivative financial instruments, net of tax	—	—	(3,209)	—	(3,209)
BALANCE - December 31, 2025	$—	$918,322	$(159,542)	$860,132	$1,618,912

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars)

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the Company and its consolidated subsidiaries. The consolidated financial statements are expressed in U.S. dollars. The consolidated financial statements include the accounts of the Company’s subsidiaries in which the Company has a controlling financial interest and reflect the noncontrolling interests of the minority owners of the subsidiaries that are not fully owned for the periods presented, as applicable. A controlling financial interest exists when the Company holds a majority voting interest in a subsidiary or determines that it is the primary beneficiary of a VIE. The primary beneficiary is the party with both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. The Company evaluates its status as primary beneficiary on an ongoing basis in accordance with VIE consolidation guidance, and the consolidation status of VIEs may change as a result of these reassessments.

Certain prior period balances have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on the Company’s results of operations or financial position as of December 31, 2025, 2024 and 2023.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Significant estimates in these consolidated financial statements include the allowance for credit losses and residual values of equipment on operating leases. Actual results could differ from these estimates.

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

A substantial portion of the Company’s interest income arises from retail sales programs offered by CNH North America on which finance charges are waived or below-market rate financing programs are offered. When the Company acquires retail notes and finance leases subject to below-market interest rates, including waived interest rate financing, the Company receives compensation from CNH North America based on the Company’s estimated costs and a targeted return on equity. This amount is recorded as unearned finance income and recognized as interest income over the contractual term of the related retail notes and finance lease using the effective interest method. The related income is included in “Interest and other income from affiliates” in the accompanying consolidated statements of income.

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

Foreign Currency Translation

The Company’s non-U.S. subsidiaries maintain their books and accounting records using local currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated into U.S. dollars at period-end exchange rates. Translation adjustments are included in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. Income and expense accounts of these non-U.S. subsidiaries are translated at the average exchange rates for the period.  Gains and losses from foreign currency transactions are included in net income in the period that they arise. Net foreign currency transaction gains and losses are reflected in “Other expenses, net” in the accompanying consolidated statements of income.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

Restricted Cash and Cash Equivalents

Restricted cash consist of principal and interest payments from retail notes and wholesale receivables owned by the consolidated VIEs that are payable to the VIEs’ investors, as well as cash pledged as a credit enhancement to those same investors. These amounts are held by depository banks in order to comply with contractual agreements. Restricted cash equivalents are highly liquid investments with an original maturity of one month or less.

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

Retail customer receivables that share the same risk characteristics such as, collateralization levels, geography, product type and other relevant factors are reviewed on a collective basis using measurement models and management judgment. The allowance for credit losses on retail customer receivables is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience, collateral value, portfolio balance and delinquency. The loss forecast models are updated on a quarterly basis. The calculation is adjusted for forward-looking macroeconomic factors, such as Gross Domestic Product and Net Farm Income. The forward-looking macroeconomic factors are updated quarterly. In addition, qualitative factors that are not fully captured in the loss forecast models are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

Revolving charge account receivables are reviewed on a collective basis using measurement models and management judgment. The allowance for revolving charge account losses is based on loss forecast models that consider a variety of factors that include, but are not limited to, historical loss experience and delinquency trends.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is deemed to have an indefinite useful life and is reviewed for impairment at least annually. At December 31, 2025 and 2024, the Company performed its annual impairment review and determined there was no impairment. Other intangible assets consist of software and are being amortized on a straight-line basis over ten years.

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

Derivatives

The Company uses derivative transactions to manage exposures that arise in the normal course of business and not for trading or speculative purposes. All derivative financial instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. The fair value of the Company’s interest rate derivatives is based on discounting expected cash flows, using market interest rates, over the remaining term of the instrument. The fair value of the Company’s foreign exchange derivatives is based on quoted market exchange rates, adjusted for the respective interest rate differentials (premiums or discounts). Changes in the fair value of derivative financial instruments are recognized in current income unless specific hedge accounting criteria are met. For derivative financial instruments designated to hedge exposure to changes in the fair value of a recognized asset or liability, the gain or loss is recognized in income in the period of change together with the offsetting loss or gain on the related hedged item. For derivative financial instruments designated to hedge exposure to variable cash flows of a forecasted transaction, the gain or loss is initially reported in accumulated other comprehensive income and is subsequently reclassified into income when the forecasted transaction affects income. For derivative financial instruments that are not designated as hedges but held as economic hedges, the gain or loss is recognized immediately in income.

For derivative instruments designated as hedges, the Company formally documents the hedging relationship, the risk being hedged, and its risk management objective. Fair value hedges are linked to specific recognized assets or liabilities. Cash flow hedges are linked to specific forecasted transactions or variability in expected cash flows. The  Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is determined to be ineffective or if the forecasted transaction is no longer probable, hedge accounting is discontinued and the derivative is subsequently remeasured at fair value with changes recognized in income.

New Accounting Pronouncements Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for annual periods beginning after December 31, 2024, and may be applied prospectively or retrospectively. The Company adopted ASU 2023-09 prospectively for the period ending December 31, 2025 with updates to the annual income tax disclosures within “Note 9: Income Taxes.” The adoption of the ASU does not impact our results of operations.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

New Accounting Pronouncements Not Yet Adopted

In November 2025, the FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which expands hedge accounting eligibility, clarifies cash flow hedge effectiveness, and provides guidance on forecasted interest payments and reference rate reform. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those years, with early adoption permitted. Adoption requires modified retrospective application, with a cumulative‑effect adjustment to opening retained earnings. The Company is evaluating the impact on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages. Under this standard, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. This update is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivables and Contract Assets, which introduces an optional practical expedient for estimating expected credit losses on current accounts receivable and contract assets. The Company has reviewed the guidance and determined that it will not elect the practical expedient, as it does not provide a benefit to the Company’s existing credit loss estimation process. The standard is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted, and the guidance is to be applied prospectively after the adoption date. Adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact this guidance will have on the disclosures in its consolidated financial statements and related disclosures.

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) includes net income plus other comprehensive income, which includes foreign currency translation gains and losses, certain changes in pension plans and changes in fair value of certain derivatives designated as cash flow hedges.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the year ended December 31, 2025:

	Currency	Pension	Unrealized
	Translation	Liability	(Losses) Gains
	Adjustment	(Asset)	on Derivatives	Total
Beginning balance, gross	$(179,886)	$(739)	$2,632	$(177,993)
Tax liability	—	186	(640)	(454)
Beginning balance, net of tax	(179,886)	(553)	1,992	(178,447)
Other comprehensive income (loss) before reclassifications	21,593	1,153	(706)	22,040
Amounts reclassified from accumulated other comprehensive income (loss)	—	(460)	(3,482)	(3,942)
Tax effects	—	(172)	979	807
Net current-period other comprehensive income (loss)	21,593	521	(3,209)	18,905
Total	$(158,293)	$(32)	$(1,217)	$(159,542)

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

The reclassifications out of AOCI and the location on the consolidated statements of income for the years ended December 31, 2025 and 2024 were immaterial.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of December 31, 2025 and 2024 is as follows:

	2025	2024
Retail notes	$1,987,533	$1,180,540
Revolving charge accounts	239,314	235,640
Finance leases	252,921	233,621
Wholesale	1,205,873	1,507,176
Restricted receivables	10,010,423	10,965,562
	13,696,064	14,122,539
Less: Allowance for credit losses	(146,397)	(129,983)
Total receivables, net	$13,549,667	$13,992,556

Included in the receivables balance at December 31, 2025 and 2024 is unearned finance income and unamortized deferred fees and costs of $511,869 and $496,976, respectively.

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

Wholesale receivables arise primarily from dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Under the standard terms of the wholesale receivable agreements, these receivables typically have interest-free periods of up to twelve months and stated original maturities of up to twenty-four months, with repayment accelerated upon the sale of the underlying equipment by the dealer. During the interest-free period, the Company is compensated by CNH North America based on market interest rates. After the expiration of any interest-free period, interest is charged to dealers on outstanding balances until the Company receives payment in full. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. Interest rates are set based on market factors and the prime rate or the Secured Overnight Financing Rate (“SOFR”). The Company evaluates and assesses dealers on an ongoing basis as to their creditworthiness. CNH North America may be obligated to repurchase the dealer’s equipment upon cancellation or termination of the dealer’s contract for such causes as change in ownership, closeout of the business, or default. There were no significant losses in 2025, 2024 or 2023 relating to the termination of dealer contracts.

As of December 31, 2025, maturities of receivables, net of  unearned finance income and unamortized deferred fees and costs, are as follows:

2026	$7,234,538
2027	2,142,738
2028	1,795,567
2029	1,378,362
2030 and thereafter	1,144,859
Total	$13,696,064

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

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

Receivables transferred to SPEs are legally isolated and their related cash flows are restricted to satisfy the SPEs’ obligations. The SPEs, including certain VIE trusts, are consolidated as the Company has both the power to direct their significant activities and exposure to potentially significant benefits or losses. Accordingly, transfers to these entities do not qualify for sale accounting and are recorded as secured borrowings.

The Company may retain subordinated interests but does not guarantee securities issued by the trusts. The Company provides customary representations and warranties, which may require it to repurchase receivables if those representations or warranties are breached. The trusts generally terminate upon final investor distributions or exercise of a cleanup call.

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the carrying value of restricted receivables as of December 31, 2025 and 2024:

	2025	2024
Retail notes	$6,979,671	$7,625,647
Wholesale	2,956,652	3,339,915
Total restricted receivables	$9,936,323	$10,965,562

Retail Notes Securitizations

During the years ended December 31, 2025 and 2024, the Company executed $2,098,242 and $3,644,647, respectively, in term retail asset-backed transactions in the U.S. and Canada. The securities in these transactions are backed by agricultural and construction equipment retail notes originated through CNH North America’s dealer network. As of December 31, 2025 and 2024, $4,641,826 and $5,531,901, respectively, of asset-backed securities issued to investors were outstanding with weighted average remaining maturities of 45 months and 43 months, respectively. The Company believes that it is probable that it will continue to regularly utilize the term ABS markets.

As of December 31, 2025, the Company also has $1,865,179 in committed asset-backed facilities that allow for monthly sales of U.S. and Canadian retail notes. These facilities have historically been used to fund retail originations, with the Company later repurchasing and reselling the receivables in the term ABS markets or securing alternative financing. The U.S. and Canadian facilities originally had two-year funding terms and are renewable in September 2027 and December 2027, respectively. If not renewed, the facilities will amortize in line with the underlying receivables.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

Repurchase Agreement

The Company is a party to a Global Master Repurchase Agreement which expires in September 2026. As of December 31, 2025, the Company had sold, and not yet repurchased, $328,662 (C$450,000) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as financing arrangements for accounting purposes.

Wholesale Receivables Securitizations

With regard to the wholesale receivable securitization programs, the Company sells eligible receivables on a revolving basis to structured master trust facilities, which are bankruptcy-remote SPEs. As of December 31, 2025, debt is issued through a U.S. master trust facility, consisting of three short-term series of $650,000, $300,000 and $300,000 and through a $365,179 (C$500,000) Canadian master trust facility.

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

Allowance for credit losses activity for the year ended December 31, 2025 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$114,935	$7,603	$7,445	$129,983
Charge-offs	(56,475)	(6,899)	(218)	(63,592)
Recoveries	1,330	998	776	3,104
Provision (benefit)	73,182	4,814	(1,638)	76,358
Foreign currency translation and other	467	26	51	544
Ending balance	$133,439	$6,542	$6,416	$146,397
Gross receivables:
Ending balance	$9,291,244	$239,314	$4,165,506	$13,696,064

At December 31, 2025, the allowance for credit losses increased due to higher losses and collective rates.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

Allowance for credit losses activity for the year ended December 31, 2024 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$101,649	$7,594	$5,502	$114,745
Charge-offs	(31,918)	(5,299)	—	(37,217)
Recoveries	1,970	662	1,578	4,210
Provision	44,022	4,692	444	49,158
Foreign currency translation and other	(788)	(46)	(79)	(913)
Ending balance	$114,935	$7,603	$7,445	$129,983
Gross receivables:
Ending balance	$9,039,808	$235,640	$4,847,091	$14,122,539

Allowance for credit losses activity for the year ended December 31, 2023 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$110,341	$8,519	$6,152	$125,012
Charge-offs	(17,624)	(6,512)	—	(24,136)
Recoveries	1,785	221	26	2,032
Provision (benefit)	6,920	5,354	(695)	11,579
Foreign currency translation and other	227	12	19	258
Ending balance	$101,649	$7,594	$5,502	$114,745
Gross receivables:
Ending balance	$8,204,470	$205,872	$5,160,120	$13,570,462

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

The aging of receivables by vintage as of December 31, 2025 is as follows:

			Greater
	31 – 60 Days	61 – 90 Days	Than	Total		Total	Gross
	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Charge-offs
Retail customer
United States
2025	$9,826	$2,655	$2,728	$15,209	$3,148,519	$3,163,728	$756
2024	22,923	5,460	17,711	46,094	2,117,310	2,163,404	14,127
2023	12,726	4,158	12,253	29,137	1,185,281	1,214,418	20,735
2022	6,583	1,496	6,258	14,337	605,276	619,613	8,757
2021	2,875	824	3,624	7,323	295,469	302,792	2,903
Prior to 2021	1,242	396	36,598	38,236	55,297	93,533	3,851
Total	$56,175	$14,989	$79,172	$150,336	$7,407,152	$7,557,488	$51,129
Canada
2025	$2,011	$—	$2,488	$4,499	$916,263	$920,762	$178
2024	3,667	712	1,076	5,455	429,120	434,575	1,722
2023	1,074	71	387	1,532	156,190	157,722	2,048
2022	1,186	128	298	1,612	123,254	124,866	912
2021	293	59	482	834	78,910	79,744	456
Prior to 2021	279	39	230	548	15,539	16,087	30
Total	$8,510	$1,009	$4,961	$14,480	$1,719,276	$1,733,756	$5,346
Revolving charge accounts
United States	$5,677	$2,327	$1,208	$9,212	$213,630	$222,842	$6,459
Canada	$250	$216	$99	$565	$15,907	$16,472	$440
Wholesale
United States	$836	$102	$509	$1,447	$3,090,625	$3,092,072	$218
Canada	$—	$—	$—	$—	$1,073,434	$1,073,434	$—
Total
Retail customer	$64,685	$15,998	$84,133	$164,816	$9,126,428	$9,291,244	$56,475
Revolving charge accounts	$5,927	$2,543	$1,307	$9,777	$229,537	$239,314	$6,899
Wholesale	$836	$102	$509	$1,447	$4,164,059	$4,165,506	$218

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

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

Included in the receivables balance at December 31, 2025 and 2024 is accrued interest of $99,265 and $100,325, respectively. The Company does not include accrued interest in its allowance for credit losses.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged-off to interest income. Interest income charged-off was not material for the years ended December 31, 2025 and 2024. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The retail customer receivables on nonaccrual status as of December 31, 2025 and 2024 are as follows:

	2025	2024
United States	$102,485	$74,795
Canada	$6,359	$3,818

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

As of December 31, 2025 and 2024, total revolving charge account receivables on nonaccrual status were immaterial. As of December 31, 2025 and 2024, wholesale receivables on nonaccrual status in the United States were $18,857 and $25,916, respectively. There were no wholesale receivables on nonaccrual status in Canada as of December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company’s receivables on non-accrual status without an allowance were immaterial. Interest income recognized for receivables on non-accrual status for the years ended December 31, 2025 and 2024 was immaterial.

Modifications

The Company periodically modifies the terms of its receivable agreements with customers experiencing financial difficulties. Typically, the types of modifications granted are: payment deferrals, extended contract maturities, modification of a contractual interest rate or waiving of substantially all or a portion of interest and/or principal. As a collateral-based lender, CNH Capital has recourse to the financed assets on default. The Company continues to monitor the credit quality of these modified receivables. CNH Capital's allowance for credit losses incorporates historical loss information, including the effects of the modified receivables. Therefore, additional adjustments to the allowance are generally not recorded upon modification of the receivable.

As of December 31, 2025 and 2024, modifications of the Company’s retail customer receivables and wholesale receivables for customers experiencing financial difficulties were immaterial. Defaults and subsequent write-offs of receivables modified for the year ended December 31, 2025 were not significant.

NOTE 5: EQUIPMENT ON OPERATING LEASES

A summary of equipment on operating leases as of December 31, 2025 and 2024 is as follows:

	2025	2024
Equipment on operating leases	$1,935,985	$1,777,248
Accumulated depreciation	(366,089)	(355,247)
Total equipment on operating leases, net	$1,569,896	$1,422,001
Operating lease residual values	$1,197,982	$1,076,496
First-loss residual value guarantees	$114,578	$55,575

Depreciation expense totaled $192,644, $179,671 and $178,969 for the years ended December 31, 2025, 2024 and 2023, respectively.

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $95,018) as of December 31, 2025 are as follows:

2026	$209,008
2027	142,131
2028	66,315
2029	30,195
2030 and thereafter	8,318
Total lease payments	$455,967

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Balance, beginning of year	$107,068	$109,118
Foreign currency translation adjustment	1,215	(2,050)
Balance, end of year	$108,283	$107,068

Goodwill is tested for impairment at least annually. During 2025 and 2024, the Company performed its annual impairment review as of December 31 and concluded that there were no impairments in any year.

As of December 31, 2025 and 2024, the Company’s intangible asset and related accumulated amortization for its software is as follows:

	2025	2024
Software	$62,855	$53,181
Accumulated amortization	(37,526)	(33,815)
Total software, net	$25,329	$19,366

The Company recorded amortization expense of $3,711, $3,012 and $2,939 during 2025, 2024 and 2023, respectively.

Based on the current amount of software subject to amortization, the estimated annual amortization expense for each of the succeeding five years is as follows: $3,927 in 2026; $3,522 in 2027; $3,329 in 2028; $3,037 in 2029; $1,591 in 2030; and $9,923 in 2031 and thereafter.

NOTE 7: OTHER ASSETS

The components of other assets as of December 31, 2025 and 2024 are as follows:

	2025	2024
Derivative assets	$41,654	$37,380
Deferred tax assets	31,000	22,160
Tax receivables	36,442	20,761
Other current assets	30,913	22,115
Total other assets	$140,009	$102,416

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

NOTE 8: CREDIT FACILITIES AND DEBT

The following table summarizes the Company’s debt and credit facilities, borrowings thereunder and availability at December 31, 2025:

				Current
				Maturities of
		Total	Short-Term	Long-Term	Long-Term
	Maturity (1)	Facility/Debt	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2027	$1,500,000	$300,000	$239,608	$960,392	$—
Retail - Canada	Dec 2027	365,179	—	71,868	283,532	9,779
Wholesale VFN (2) - U.S.	Various	1,250,000	1,250,000	—	—	—
Wholesale VFN - Canada	Dec 2027	365,179	365,179	—	—	—
		3,480,358	1,915,179	311,476	1,243,924	9,779
Secured Debt
Amortizing retail term ABS - N.A. (3)	Various	4,641,826	—	1,910,881	2,730,945	—
Other ABS financing - N.A.	Various	78,141	—	53,732	24,409	—
Repurchase agreement	Sep 2026	328,662	328,662	—	—	—
Unamortized issuance costs		(12,026)	—	—	(12,026)	—
		5,036,603	328,662	1,964,613	2,743,328	—
Unsecured Facilities
Credit lines	Various	100,000	100,000	—	—	—
Revolving credit facilities	Various	747,590	—	—	—	747,590
Unamortized issuance costs		(836)	—	—	(836)	—
		846,754	100,000	—	(836)	747,590
Unsecured Debt
Commercial paper	Various	—	—	—	—	—
Notes	Various	5,468,573	—	1,392,143	4,076,430	—
Hedging effects, discounts and unamortized issuance costs		(6,922)	—	(3,374)	(3,548)	—
		5,461,651	—	1,388,769	4,072,882	—
Total credit facilities and debt		$14,825,366	$2,343,841	$3,664,858	$8,059,298	$757,369
(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.
(2)	“VFN” refers to Variable Funding Note
(3)	“N.A.” refers to North America

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

A summary of the minimum annual repayments of long-term debt for 2027 and thereafter, determined as of December 31, 2025, is as follows:

2027	$2,191,695
2028	2,529,190
2029	2,316,709
2030	927,145
2031 and thereafter	94,559
Total	$8,059,298

The following table summarizes the Company’s credit facilities, borrowings thereunder and availability at December 31, 2024:

				Current
				Maturities of
		Total	Short-Term	Long-Term	Long-Term
	Maturity (1)	Facility/Debt	Outstanding	Outstanding	Outstanding	Available
Committed Asset-Backed Facilities
Retail - U.S.	Sep 2026	$1,200,000	$—	$192,268	$813,740	$193,992
Retail - Canada	Dec 2026	347,505	—	46,621	210,129	90,755
Wholesale VFN - U.S.	Various	1,600,000	1,600,000	—	—	—
Wholesale VFN - Canada	Dec 2026	347,505	347,505	—	—	—
		3,495,010	1,947,505	238,889	1,023,869	284,747
Secured Debt
Amortizing retail term ABS - N.A.	Various	5,531,901	—	1,983,354	3,548,547	—
Other ABS financing - N.A.	Various	225,858	—	138,273	87,585	—
Repurchase agreement	Sep 2025	312,754	312,754	—	—	—
Unamortized issuance costs		(15,240)	—	—	(15,240)	—
		6,055,273	312,754	2,121,627	3,620,892	—
Unsecured Facilities
Credit lines	Various	250,000	250,000	—	—	—
Revolving credit facilities	Various	738,752	—	—	—	738,752
Unamortized issuance costs		(500)	—	—	(500)	—
		988,252	250,000	—	(500)	738,752
Unsecured Debt
Commercial paper	Various	100,000	100,000	—	—	—
Notes	Various	4,964,510	—	900,000	4,064,510	—
Hedging effects, discounts and unamortized issuance costs		(43,419)	(244)	(1,031)	(42,144)	—
		5,021,091	99,756	898,969	4,022,366	—
Total credit facilities and debt		$15,559,626	$2,610,015	$3,259,485	$8,666,627	$1,023,499
(1)	Maturity dates reflect maturities of the credit facility, which may be different than the maturities of the advances under the facility.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

Committed Asset-Backed Facilities

The Company has access to committed asset-backed facilities with several banks through which it may sell its receivables. The Company utilizes retail facilities to fund the origination of retail notes and has exercised the option to periodically repurchase receivables and resell them in the term ABS markets (shown as “Amortizing retail term ABS - N.A.”) or found alternative financing for the receivables. Under these facilities, the maximum amount of proceeds that can be accessed at one time is $1,865,179. In addition, if the receivables sold are not repurchased by the Company, the related debt is paid only as the underlying receivables are collected. Such receivables have maturities not exceeding seven years. The Company believes it is probable that a majority of these receivables will be repurchased and resold in the ABS markets. Borrowings against these facilities accrue interest based on prevailing money market rates, plus an applicable margin.

The Company finances a portion of its wholesale receivable portfolio with the issue of VFNs which are privately subscribed by certain banks and asset-backed commercial paper conduits. These notes accrue interest based on prevailing money market rates, plus an applicable margin.

Secured Debt

Secured borrowings bear interest at either floating rates of SOFR or CORRA, plus an applicable margin or fixed rates.

Repurchase Agreement

The Company is a party to a Global Master Repurchase Agreement which expires in September 2026. As of December 31, 2025, the Company had sold, and not yet repurchased, $328,662 (C$450,000) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as financing arrangements for accounting purposes.

Unsecured Credit Line, Facilities and Debt

Committed and uncommitted unsecured facilities with banks as of December 31, 2025, totaled $846,754. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. As of December 31, 2025, the Company had $99,164 outstanding under these credit facilities. The remaining available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company had no commercial paper outstanding as of December 31, 2025.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

As of December 31, 2025, the Company’s outstanding unsecured senior notes were as follows:

Issued by CNH Industrial Capital LLC (the “U.S. Senior Notes”): (1)
1.875% notes, due 2026	$500,000
1.450% notes, due 2026	600,000
4.500% notes, due 2027	500,000
4.750% notes, due 2028	500,000
4.550% notes, due 2028	600,000
5.500% notes, due 2029	500,000
5.100% notes, due 2029	600,000
4.500% notes, due 2030	500,000
Hedging, discounts and unamortized issuance costs	(2,433)
4,297,567
Issued by CNH Industrial Capital Canada (the “Canadian Senior Notes”): (2)
5.500% notes, due 2026	292,143
4.800% notes, due 2027	292,143
4.000% notes, due 2028	219,108
3.750% notes, due 2029	365,179
Discounts and unamortized issuance costs	(4,489)
1,164,084
Total	$5,461,651
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Capital America and New Holland Credit.

On March 21, 2025, CNH Industrial Capital LLC completed an offering of $500,000 in aggregate principal amount of its 4.750% unsecured notes due 2028, with an issue price of 99.658%.

On June 5, 2025, CNH Capital Canada completed a private placement offering of $365,850 (C$500,000) in aggregate principal amount of its 3.750% unsecured notes due 2029, issued at par.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

Interest Rates

The weighted-average interest rate on total short-term debt outstanding at December 31, 2025 and 2024 was 4.3% and 5.2%, respectively. The weighted-average interest rate on total long-term debt (including current maturities of long-term debt) at December 31, 2025 and 2024 was 4.3% and 4.5%, respectively. The average rate is calculated using the actual rates at December 31, 2025 and 2024, weighted by the amount of outstanding borrowings of each debt instrument.

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

The sources of income before taxes for the years ended December 31, 2025, 2024 and 2023 are as follows, with foreign defined as any income earned outside the United States:

	2025	2024	2023
Domestic	$254,150	$258,683	$218,113
Foreign	62,659	55,640	58,915
Income before taxes	$316,809	$314,323	$277,028

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Current income tax expense:
Domestic	$111,112	$75,235	$98,358
State	12,180	10,436	11,404
Foreign	22,611	16,294	17,626
Total current income tax expense	145,903	101,965	127,388
Deferred income tax benefit:
Domestic	(56,018)	(23,485)	(52,890)
State	(2,406)	(4,957)	(6,161)
Foreign	(7,521)	(5,899)	(6,381)
Total deferred income tax benefit	(65,945)	(34,341)	(65,432)
Total tax provision	$79,958	$67,624	$61,956

A reconciliation of the Company’s income tax expense for the year ended December 31, 2025, in accordance with the guidance in ASU 2023-09 is as follows:

	Amount	Percent
Income before income taxes	$316,809

Federal statutory rate	$66,530	21.0%
State and local income taxes:
United States	7,770	2.4
Foreign tax effects:
Canada
Statutory tax rate difference	(3,759)	(1.2)
State and local income taxes	7,035	2.2
Other	(2,005)	(0.6)
Canada total	1,271	0.4
Other jurisdictions	13	0.0
Total foreign tax effects	1,284	0.4
Effect of cross-border tax laws	2,544	0.8
Nontaxable or nondeductible items	(159)	(0.1)
Change in unrecognized tax benefits	804	0.3
Other adjustments	1,185	0.4
Total	$79,958	25.2%

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

A reconciliation of the Company’s income tax expense in accordance with the guidance prior to the adoption of ASU 2023-09 for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Tax provision at statutory rate	21.0%	21.0%
State taxes	3.4	3.7
Foreign taxes	(1.0)	(1.3)
Tax contingencies	—	—
Tax credits and incentives	(1.6)	(0.8)
Other	(0.3)	(0.2)
Total tax provision effective rate	21.5%	22.4%

The components of the Company’s net deferred tax liability as of December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Pension, postretirement and post-employment benefits	$1,226	$1,569
Marketing and sales incentive programs	108,943	94,283
Allowance for credit losses	30,039	25,513
Other accrued liabilities	62,643	43,210
Tax loss and tax credit carry forwards	1,725	1,702
Total deferred tax assets	$204,576	$166,277
Deferred tax liability:
Equipment on operating lease	220,024	249,765
Net deferred tax liabilities	$(15,448)	$(83,488)

Deferred taxes are provided to reflect timing differences between the financial and tax basis of assets and liabilities and tax carryforwards using currently enacted tax rates and laws. Management believes it is more likely than not the benefit of the deferred tax assets will be realized.

Net deferred tax liabilities are reflected in the accompanying consolidated balance sheets as of December 31, 2025 and 2024 as follows:

	2025	2024
Deferred tax assets	$31,000	$22,160
Deferred tax liabilities	(46,448)	(105,648)
Net deferred tax liabilities	$(15,448)	$(83,488)

At December 31, 2025, there are no material deferred tax liabilities on undistributed earnings of subsidiaries outside of the United States.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

Income taxes paid, net of refunds, by jurisdiction for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
United States	$56,092	$117,084	$90,931
Canada	25,552	16,327	9,756
Total cash tax payments	$81,644	$133,411	$100,687

A reconciliation of the gross amounts of tax contingencies at the beginning and end of the year is as follows:

2025
Balance, beginning of year	$—
Additions based on tax positions related to the current year	—
Additions for tax positions for prior years	531
Settlements	—
Balance, end of year	$531

The Company recognizes interest and penalties accrued related to tax contingencies in income tax expense. During the years ended December 31, 2025, the Company recognized approximately $273 in interest. The Company has open tax years from 2012 to 2025. The Company does not believe the resolution of any outstanding tax examinations will have a material adverse effect on the Company’s financial position or its results of operations.

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

(in thousands of dollars)

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

Interest Rate Derivatives

The Company has entered into interest rate derivatives in order to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are being used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of December 31, 2025, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 52 months. As of December 31, 2025, the after-tax gains deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately ($247).

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the years ended December 31, 2025, 2024 and 2023.

All of the Company’s interest rate derivatives are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $6,305,019 and $4,749,748 at December 31, 2025 and 2024, respectively. The thirteen-month average notional amounts as of December 31, 2025 and 2024 were $5,051,211 and $4,042,108, respectively.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of December 31, 2025 and 2024 in the consolidated balance sheets are recorded as follows:

	2025	2024
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$30,282	$12,862
Accounts payable and other accrued liabilities:
Interest rate derivatives	$4,542	$21,087
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$11,372	$21,522
Foreign exchange contracts	—	2,996
Total	$11,372	$24,518
Accounts payable and other accrued liabilities:
Interest rate derivatives	$11,372	$21,522

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the years ended December 31, 2025, 2024 and 2023 are recorded in the following accounts:

	2025	2024	2023
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$(706)	$173	$(6,987)
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	3,482	3,218	2,624
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$20,422	$(2,492)	$1,828

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024, all of which are measured as Level 2:

	2025	2024
Assets
Interest rate derivatives	$41,654	$34,384
Foreign exchange contracts	—	2,996
Total assets	$41,654	$37,380
Liabilities
Interest rate derivatives	$15,914	$42,609

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

The Company had equipment held for sale carried at fair value of $40,458 and $48,873 as of December 31, 2025 and 2024, respectively. The fair market value of these assets was based on an internal valuation methodology, which used industry guide book values adjusted for recent remarketing history and was classified as Level 3 under the fair value hierarchy.

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of December 31, 2025 and 2024 are as follows:

	2025		2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$13,549,667	$13,608,889	$13,992,556	$14,040,507
Long-term debt	$8,059,298	$8,164,425	$8,666,627	$8,654,374

*Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

Receivables

The fair value of receivables was determined by discounting the estimated future payments using a discount rate which includes an estimate for credit risk.

Long-term debt

The fair values of long-term debt were based on current market quotes for identical or similar borrowings and credit risk.

NOTE 11: SEGMENT INFORMATION

CNH Capital operates in a single reportable segment as a captive financial services company that underwrites, services and manages financing products for end-use customers and dealers of CNH North America. CNH Capital’s revenue is primarily generated through the income of its portfolio and the income generated through marketing programs with CNH North America. The Company has identified CNH’s President of North America Financial Services as its Chief Operating Decision Maker (“CODM”). The CODM evaluates the performance of the Company and allocates resources based on net income that also is reported on the consolidated statements of income as net income. The measure of segment assets is reported on the consolidated balance sheets as total assets. Therefore, no additional segment information is presented.

A summary of the Company’s segment net income is as follows:

	2025	2024	2023
REVENUES
Revenues and other income from third parties	$841,641	$796,704	$638,396
Interest and other income from affiliates	482,873	519,837	434,257
Total revenues	1,324,514	1,316,541	1,072,653
EXPENSES
Interest expense to third parties	660,530	697,651	500,493
Interest expense to affiliates	1,554	8,387	33,746
Fees charged by affiliates	49,753	47,611	53,804
Provision for credit losses	76,358	49,158	11,579
Depreciation of equipment on operating leases	192,644	179,671	178,969
Gains on sale of used equipment	(3,747)	(3,732)	(16,896)
Other general and administrative	30,613	23,472	33,930
Income tax provision	79,958	67,624	61,956
Total expenses	1,087,663	1,069,842	857,581
SEGMENT NET INCOME	236,851	246,699	215,072
Adjustments and reconciling items	—	—	—
NET INCOME	$236,851	$246,699	$215,072

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

NOTE 12: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	2025	2024	2023
Revenues
United States	$1,074,902	$1,064,569	$860,081
Canada	257,884	252,867	214,173
Eliminations	(8,272)	(895)	(1,601)
Total	$1,324,514	$1,316,541	$1,072,653
Interest expense
United States	$548,165	$579,527	$443,629
Canada	122,191	127,406	92,211
Eliminations	(8,272)	(895)	(1,601)
Total	$662,084	$706,038	$534,239
Net income
United States	$189,282	$201,454	$167,403
Canada	47,569	45,245	47,669
Total	$236,851	$246,699	$215,072
Depreciation and amortization
United States	$139,863	$126,793	$129,247
Canada	56,502	55,897	52,669
Total	$196,365	$182,690	$181,916
Expenditures for equipment on operating leases
United States	$476,294	$453,511	$354,015
Canada	178,316	164,885	167,129
Total	$654,610	$618,396	$521,144
Provision for credit losses
United States	$71,212	$44,643	$12,897
Canada	5,146	4,515	(1,318)
Total	$76,358	$49,158	$11,579

	2025	2024
Total assets
United States	$12,981,088	$13,987,559
Canada	3,494,190	3,180,759
Eliminations	(28,565)	(241,410)
Total	$16,446,713	$16,926,908
Gross receivables
United States	$10,872,402	$11,559,317
Canada	2,823,662	2,563,222
Total	$13,696,064	$14,122,539

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income at December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Subsidy from CNH North America
Retail customer	$265,862	$220,180	$140,195
Operating lease	39,958	37,327	40,852
Revolving charge accounts	5,116	4,615	4,106
Wholesale	161,856	250,053	242,062
Income from affiliated receivables
CNH North America	7,720	4,412	3,430
Banco CNH Industrial Capital Brazil	1,853	2,464	2,864
Other affiliates	508	786	748
Total interest and other income from affiliates	$482,873	$519,837	$434,257

Interest expense to affiliates was $1,554, $8,387 and $33,746, respectively, for the years ended December 31, 2025, 2024 and 2023. Fees charged by affiliates were $49,753, $47,611 and $53,804 for the years ended December 31, 2025, 2024 and 2023, respectively, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company.

As of December 31, 2025 and 2024, the Company had various accounts and notes receivable and debt with the following affiliates:

	2025			2024
	Rate	Maturity	Amount	Rate	Maturity	Amount
Affiliated receivables
CNH America	Various	—	$235,745	Various	—	$317,587
CNH Canada	Various	—	11,126	Various	—	35,006
Banco CNH Industrial Capital Brazil	Various	Various	24,223	Various	Various	36,182
CNH Industrial Capital South America	Various	2028	8,098	—	—	—
Other affiliates	0%	—	12,503	0%	—	12,510
Total affiliated receivables			$291,695			$401,285
Affiliated debt
CNH Canada	2.59%	2026	$48,497	—	—	$—
Total affiliated debt			$48,497			$—

Accounts payable and other accrued liabilities, including tax payables, of $68,029 and $50,915 were payable to related parties as of December 31, 2025 and 2024, respectively.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

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

Commitments

As of December 31, 2025, the Company had various agreements, on an uncommitted basis, to extend credit for the following portfolios:

	Total
	Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$7,888,700	$4,052,862	$3,835,838
Revolving charge accounts	$2,843,859	$243,790	$2,600,069

NOTE 15: SUBSEQUENT EVENTS

On January 8, 2026, CNH Industrial Capital LLC completed an offering of $500,000 in aggregate principal amount of its 4.375% unsecured notes due 2031, with an issue price of 99.086%.

On January 15, 2026, CNH Industrial Capital LLC repaid the principal amount of $500,000 of its 1.875% unsecured notes due 2026.

On January 28, 2026, the Company, through a bankruptcy-remote trust, issued $1,211,328 of amortizing asset-backed notes secured by U.S. retail receivables.