Form 10-Q
period 2026-03-31
CNH Industrial Capital LLC
filed 2026-04-30
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

As of March 31, 2026, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(in thousands of dollars)

(Unaudited)

	2026	2025
REVENUES
Interest income on retail notes and finance leases	$100,544	$94,109
Rental income on operating leases	63,096	59,793
Revolving charge account income	10,910	10,416
Interest income on wholesale notes	24,909	34,576
Interest and other income from affiliates	114,503	121,869
Other income	4,470	3,330
Total revenues	318,432	324,093
EXPENSES
Interest expense:
Interest expense to third parties	156,049	166,417
Interest expense to affiliates	—	235
Total interest expense	156,049	166,652
Administrative and operating expenses:
Fees charged by affiliates	13,051	12,044
Provision for credit losses	24,183	17,096
Depreciation of equipment on operating leases	48,657	46,332
Other expenses, net	7,988	6,658
Total administrative and operating expenses	93,879	82,130
Total expenses	249,928	248,782
INCOME BEFORE TAXES	68,504	75,311
Income tax provision	16,120	18,689
NET INCOME	$52,384	$56,622

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(in thousands of dollars)

(Unaudited)

	2026	2025
NET INCOME	$52,384	$56,622
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,643)	731
Pension liability adjustment	6	(88)
Change in derivative financial instruments	869	(2,291)
Total other comprehensive income (loss)	(6,768)	(1,648)
COMPREHENSIVE INCOME	$45,616	$54,974

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(in thousands of dollars)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Cash	$86,351	$353,129
Restricted cash and cash equivalents	332,503	368,247
Receivables, less allowance for credit losses of $154,344 and $146,397, respectively	13,339,481	13,549,667
Affiliated accounts and notes receivable	155,701	291,695
Equipment on operating leases, net	1,578,697	1,569,896
Equipment held for sale	36,026	40,458
Goodwill	107,846	108,283
Other intangible assets, net	24,350	25,329
Other assets	150,713	140,009
TOTAL	$15,811,668	$16,446,713
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$5,150,534	$6,008,699
Accounts payable and other accrued liabilities	701,707	711,307
Affiliated debt	15,854	48,497
Long-term debt	8,339,084	8,059,298
Total liabilities	14,207,179	14,827,801
Commitments and contingent liabilities (Note 12)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	918,283	918,322
Accumulated other comprehensive loss	(166,310)	(159,542)
Retained earnings	852,516	860,132
Total stockholder’s equity	1,604,489	1,618,912
TOTAL	$15,811,668	$16,446,713

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(in thousands of dollars)

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

	March 31,	December 31,
	2026	2025
Restricted cash and cash equivalents	$332,503	$368,247
Receivables, less allowance for credit losses of $80,205 and $74,101, respectively	7,894,333	8,245,122
TOTAL	$8,226,836	$8,613,369

Short-term debt (including current maturities of long-term debt)	$3,621,290	$4,137,537
Long-term debt	4,065,156	3,962,842
TOTAL	$7,686,446	$8,100,379

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(in thousands of dollars)

(Unaudited)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52,384	$56,622
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	48,685	46,332
Amortization of intangibles	1,042	699
Provision for credit losses	24,183	17,096
Deferred income tax expense (benefit)	8,269	(14,093)
Gains on sale of used equipment	(221)	—
Other non-cash items	9,233	10,916
Changes in components of working capital:
Change in affiliated accounts receivables	28,575	109,188
Change in other assets and equipment held for sale	(7,039)	(7,709)
Change in accounts payable and other accrued liabilities	(11,874)	23,054
Net cash from operating activities	153,237	242,105
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired (retail customer, revolving charge accounts and wholesale)	(2,882,941)	(3,204,327)
Collections of receivables (retail customer, revolving charge accounts and wholesale)	3,015,936	3,262,421
Change in affiliated cash pooling receivables, net	109,841	195,338
Cost of affiliated notes receivables acquired	(3,000)	—
Collections of affiliated notes receivables	561	—
Purchase of equipment on operating leases	(124,718)	(157,492)
Proceeds from disposal of equipment on operating leases	60,706	80,101
Change in property, equipment and software, net	(50)	(3,489)
Net cash from (used in) investing activities	176,335	172,552
CASH FLOWS FROM FINANCING ACTIVITIES
Change in affiliated debt, net	(32,310)	56,349
Proceeds from issuance of long-term debt	1,706,758	1,349,050
Payment of long-term debt	(1,486,141)	(989,940)
Change in committed asset-backed facilities, net	(659,263)	(475,499)
Change in short-term borrowings, net	(100,025)	(663,556)
Dividends paid to CNH Industrial America LLC	(60,000)	(60,000)
Net cash (used in) from financing activities	(630,981)	(783,596)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,113)	140
DECREASE IN CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	(302,522)	(368,799)
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Beginning of period	721,376	833,343
End of period	$418,854	$464,544
COMPONENTS OF CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Cash	$86,351	$116,030
Restricted cash and cash equivalents	332,503	348,514
TOTAL CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	$418,854	$464,544
CASH PAID DURING THE PERIOD FOR INTEREST	$150,192	$153,035
CASH PAID DURING THE PERIOD FOR TAXES	$72,884	$11,455

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(in thousands of dollars)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2025	$—	$918,335	$(178,447)	$863,281	$1,603,169
Net income	—	—	—	56,622	56,622
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	731	—	731
Stock compensation	—	(68)	—	—	(68)
Pension liability adjustment, net of tax	—	—	(88)	—	(88)
Change in derivative financial instruments, net of tax	—	—	(2,291)	—	(2,291)
BALANCE - March 31, 2025	$—	$918,267	$(180,095)	$859,903	$1,598,075
BALANCE - January 1, 2026	$—	$918,322	$(159,542)	$860,132	$1,618,912
Net income	—	—	—	52,384	52,384
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	(7,643)	—	(7,643)
Stock compensation	—	(39)	—	—	(39)
Pension liability adjustment, net of tax	—	—	6	—	6
Change in derivative financial instruments, net of tax	—	—	869	—	869
BALANCE - March 31, 2026	$—	$918,283	$(166,310)	$852,516	$1,604,489

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars)

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

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in annual financial statements has been condensed or omitted. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2025. Results of operations and cash flows for interim periods are not necessarily indicative of full‑year results.

The consolidated financial statements include the Company and its consolidated subsidiaries and are presented in U.S. dollars. Consolidation is required for entities in which the Company has a controlling financial interest, including variable interest entities (“VIEs”) for which the Company is the primary beneficiary. A controlling financial interest exists when the Company holds a majority voting interest or has both the power to direct the activities that most significantly affect a VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the entity. Noncontrolling interests of minority owners are reflected for subsidiaries that are not wholly owned. The Company evaluates its status as primary beneficiary on an ongoing basis, and the consolidation status of VIEs may change as a result of these evaluations.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications had no impact on the Company’s results of operations or financial position as of December 31, 2025 or March 31, 2025.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's consolidated financial statements.

Not Yet Adopted

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the change in the components of the Company’s accumulated other comprehensive income (“AOCI”) balance and related tax effects for the three months ended March 31, 2026:

	Currency	Pension	Unrealized
	Translation	Liability	(Losses) Gains
	Adjustment	(Asset)	on Derivatives	Total
Beginning balance, gross	$(158,293)	$(46)	$(1,556)	$(159,895)
Tax liability	—	14	339	353
Beginning balance, net of tax	(158,293)	(32)	(1,217)	(159,542)
Other comprehensive income (loss) before reclassifications	(7,643)	(87)	1,412	(6,318)
Amounts reclassified from accumulated other comprehensive income (loss)	—	95	(253)	(158)
Tax effects	—	(2)	(290)	(292)
Net current-period other comprehensive income (loss)	(7,643)	6	869	(6,768)
Total	$(165,936)	$(26)	$(348)	$(166,310)

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

The reclassifications out of AOCI were immaterial for the three months ended March 31, 2026 and 2025.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of March 31, 2026 and December 31, 2025 is as follows:

	March 31,	December 31,
	2026	2025
Retail notes	$1,943,290	$1,987,533
Revolving charge accounts	259,398	239,314
Finance leases	245,276	252,921
Wholesale	1,203,860	1,205,873
Restricted receivables	9,842,001	10,010,423
	13,493,825	13,696,064
Less: Allowance for credit losses	(154,344)	(146,397)
Total receivables, net	$13,339,481	$13,549,667

The receivables balances at March 31, 2026 and December 31, 2025 include unearned finance income and unamortized deferred fees and costs of $485,558 and $511,869, respectively.

Restricted Receivables and Securitization

As part of its overall funding strategy, the Company periodically transfers certain receivables into bankruptcy-remote special purpose entities (“SPEs”) as part of its asset-backed securitization programs.

Receivables transferred to SPEs are legally isolated and their related cash flows are restricted to satisfy the SPEs’ obligations. The SPEs, including certain VIE trusts, are consolidated because the Company has both the power to direct their significant activities and exposure to potentially significant benefits or losses. Accordingly, transfers to these entities do not qualify for sale accounting and are recorded as secured borrowings.

The Company may retain subordinated interests but does not guarantee securities issued by the VIE trusts. The Company provides customary representations and warranties, which may require it to repurchase receivables if those representations or warranties are breached. The trusts generally terminate upon final investor distributions or exercise of a cleanup call.

Under its Global Master Repurchase Agreement, which expires in September 2026, the Company had $322,937 (C$450,000) of Canadian receivables outstanding as of March 31, 2026, with an obligation to repurchase such receivables in 30 days. As of December 31, 2025, the Company had $328,662 (C$450,000) outstanding under this agreement.

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the carrying value of restricted receivables as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Retail notes	$6,806,372	$7,050,791
Wholesale	3,035,629	2,959,632
	9,842,001	10,010,423
Less: Allowance for credit losses	(81,753)	(74,100)
Total restricted receivables, net	$9,760,248	$9,936,323

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

Allowance for Credit Losses

The allowance for credit losses represents the Company’s estimate of the lifetime expected credit losses on its receivables. Retail customer receivables primarily include retail notes and finance leases, while revolving charge accounts provide financing for parts, service, rentals, implements and attachments purchased through CNH North America dealers. Wholesale receivables include dealer floorplan financing, and to a lesser extent, the financing of dealer operations. Receivables within a geographic area generally share similar risk profiles and methods for assessing and monitoring risk.

Receivables with similar risk characteristics are evaluated collectively using loss‑forecast models updated quarterly and adjusted for current and expected economic conditions. Qualitative factors are applied when risks are not fully captured in the models. Receivables without shared risk characteristics are evaluated individually based on delinquency status, collection history, and expected cash shortfalls, including collateral when applicable. Revolving charge account receivables are assessed collectively using models that incorporate historical losses and delinquency trends.

Principal amounts of retail customer and wholesale receivables are charged off against the allowance when they are determined to be uncollectible. Revolving charge accounts are generally considered uncollectible and charged off when they reach 120 days past due.

Allowance for credit losses activity for the three months ended March 31, 2026 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$133,439	$6,542	$6,416	$146,397
Charge-offs	(15,121)	(1,764)	—	(16,885)
Recoveries	357	218	300	875
Provision (benefit)	22,202	2,171	(190)	24,183
Foreign currency translation and other	(198)	(8)	(20)	(226)
Ending balance	$140,679	$7,159	$6,506	$154,344
Gross receivables:
Ending balance	$8,994,938	$259,398	$4,239,489	$13,493,825

The allowance for credit losses increased in the first quarter of 2026 due to higher delinquencies and continued elevated loss trends.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

Allowance for credit losses activity for the three months ended March 31, 2025 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$114,935	$7,603	$7,445	$129,983
Charge-offs	(15,960)	(1,510)	(34)	(17,504)
Recoveries	273	197	2	472
Provision (benefit)	15,231	1,873	(8)	17,096
Foreign currency translation and other	19	1	2	22
Ending balance	$114,498	$8,164	$7,407	$130,069
Gross receivables:
Ending balance	$8,986,296	$250,864	$4,808,444	$14,045,604

The Company evaluates the credit quality of its receivables based on delinquency status. Receivables are considered past due when scheduled principal or interest payments have not been received by the due date, and delinquency is reported for accounts more than 30 days past due. As retail customer receivables generally have terms longer than one year, past‑due information is presented by year of origination.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

The aging of receivables and gross charge-offs by vintage as of March 31, 2026 are as follows:

				Greater
		31 – 60 Days	61 – 90 Days	Than	Total	Gross
	Current	Past Due	Past Due	90 Days	Receivables	Charge-offs
Retail customer
United States
2026	$620,445	$714	$58	$—	$621,217	$—
2025	2,863,182	17,424	5,112	3,502	2,889,220	2,776
2024	1,875,108	15,371	6,537	15,684	1,912,700	5,498
2023	1,034,312	8,867	3,867	15,566	1,062,612	3,582
2022	505,893	5,331	2,074	6,261	519,559	1,396
Prior to 2022	260,242	2,280	917	38,912	302,351	759
Total	$7,159,182	$49,987	$18,565	$79,925	$7,307,659	$14,011
Canada
2026	$207,296	$67	$—	$—	$207,363	$—
2025	806,583	1,824	156	775	809,338	186
2024	356,589	1,783	459	679	359,510	374
2023	132,632	570	21	853	134,076	221
2022	100,330	1,973	128	402	102,833	160
Prior to 2022	72,990	423	19	727	74,159	169
Total	$1,676,420	$6,640	$783	$3,436	$1,687,279	$1,110
Revolving charge accounts
United States	$233,908	$4,876	$2,062	$1,264	$242,110	$1,672
Canada	$16,587	$349	$281	$71	$17,288	$92
Wholesale
United States	$3,141,044	$2,044	$95	$337	$3,143,520	$—
Canada	$1,095,969	$—	$—	$—	$1,095,969	$—
Total
Retail customer	$8,835,602	$56,627	$19,348	$83,361	$8,994,938	$15,121
Revolving charge accounts	$250,495	$5,225	$2,343	$1,335	$259,398	$1,764
Wholesale	$4,237,013	$2,044	$95	$337	$4,239,489	$—

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

The aging of receivables and gross charge-offs by vintage as of December 31, 2025 is as follows:

				Greater
		31 – 60 Days	61 – 90 Days	Than	Total	Gross
	Current	Past Due	Past Due	90 Days	Receivables	Charge-offs
Retail customer
United States
2025	$3,148,519	$9,826	$2,655	$2,728	$3,163,728	$756
2024	2,117,310	22,923	5,460	17,711	2,163,404	14,127
2023	1,185,281	12,726	4,158	12,253	1,214,418	20,735
2022	605,276	6,583	1,496	6,258	619,613	8,757
2021	295,469	2,875	824	3,624	302,792	2,903
Prior to 2021	55,297	1,242	396	36,598	93,533	3,851
Total	$7,407,152	$56,175	$14,989	$79,172	$7,557,488	$51,129
Canada
2025	$916,263	$2,011	$—	$2,488	$920,762	$178
2024	429,120	3,667	712	1,076	434,575	1,722
2023	156,190	1,074	71	387	157,722	2,048
2022	123,254	1,186	128	298	124,866	912
2021	78,910	293	59	482	79,744	456
Prior to 2021	15,539	279	39	230	16,087	30
Total	$1,719,276	$8,510	$1,009	$4,961	$1,733,756	$5,346
Revolving charge accounts
United States	$213,630	$5,677	$2,327	$1,208	$222,842	$6,459
Canada	$15,907	$250	$216	$99	$16,472	$440
Wholesale
United States	$3,090,625	$836	$102	$509	$3,092,072	$218
Canada	$1,073,434	$—	$—	$—	$1,073,434	$—
Total
Retail customer	$9,126,428	$64,685	$15,998	$84,133	$9,291,244	$56,475
Revolving charge accounts	$229,537	$5,927	$2,543	$1,307	$239,314	$6,899
Wholesale	$4,164,059	$836	$102	$509	$4,165,506	$218

Included in the receivables balance at March 31, 2026 and December 31, 2025 is accrued interest of $95,852 and $99,265, respectively. The Company does not include accrued interest in its allowance for credit losses.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged-off to interest income and such amounts were not material for the three months ended March 31, 2026 and 2025. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The retail customer receivables on nonaccrual status as of March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
	2026	2025
United States	$95,850	$102,485
Canada	$5,540	$6,359

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

As of March 31, 2026 and December 31, 2025, total revolving charge account receivables on nonaccrual status were immaterial. As of March 31, 2026 and December 31, 2025, wholesale receivables on nonaccrual status in the United States were $3,053 and $18,857, respectively. There were no wholesale receivables on nonaccrual status in Canada as of March 31, 2026 and December 31, 2025.

As of March 31, 2026 and December 31, 2025, receivables on non‑accrual status without an allowance and the related interest income for the three months ended March 31, 2026 and 2025 were immaterial.

Modifications

The Company periodically modifies receivable terms for customers experiencing financial difficulties, with modifications including payment deferrals, extended maturities, interest‑rate adjustments, or partial waivers of interest or principal. As a collateral‑based lender, CNH Capital retains recourse to the financed assets in the event of default and continues to monitor the credit quality of modified receivables. The allowance for credit losses already incorporates historical loss experience related to such modifications, so additional adjustments to the allowance are generally not required when a receivable is modified.

As of March 31, 2026 and 2025, modifications of retail customer and wholesale receivables for customers experiencing financial difficulties were immaterial, and defaults and subsequent write‑offs of modified receivables during the preceding twelve months were not significant.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $91,188) as of March 31, 2026 are as follows:

2026	$153,232
2027	155,395
2028	80,062
2029	35,198
2030 and thereafter	12,033
Total lease payments	$435,920

NOTE 6: CREDIT FACILITIES AND DEBT

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

Repurchase Agreement

The Company is a party to a Global Master Repurchase Agreement which expires in September 2026. As of March 31, 2026, the Company had sold, and not yet repurchased, $322,937 (C$450,000) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

As of March 31, 2026, committed and uncommitted unsecured facilities with banks totaled $743,715, with no amounts drawn as of that date. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. A portion of the available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company had no commercial paper outstanding as of March 31, 2026.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended March 31, 2026 and 2025 were 23.5% and 24.8%, respectively.

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
Level 2 —

Quoted prices for similar instruments in active markets; identical or similar instruments in inactive markets and model-derived valuations where all significant inputs and value drivers are observable.

Level 3 —	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

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

Interest Rate Derivatives

The Company uses interest rate derivatives to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of March 31, 2026, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 49 months. As of March 31, 2026, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $46.

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three months ended March 31, 2026 and 2025.

All of the Company’s interest rate derivatives as of March 31, 2026 and December 31, 2025 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $6,238,644 and $6,305,019 at March 31, 2026 and December 31, 2025, respectively. The four-month average notional amounts for the three months ended March 31, 2026 and 2025 were $6,247,058 and $4,786,285, respectively.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of March 31, 2026 and December 31, 2025 in the consolidated balance sheets are recorded as follows:

	March 31,	December 31,
	2026	2025
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$27,925	$30,282
Accounts payable and other accrued liabilities:
Interest rate derivatives	$6,757	$4,542
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$14,588	$11,372
Foreign exchange contracts	822	—
Total	$15,410	$11,372
Accounts payable and other accrued liabilities:
Interest rate derivatives	$14,588	$11,372

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three months ended March 31, 2026 and 2025 are recorded in the following accounts:

	2026	2025
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$1,412	$(2,036)
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	$253	$982
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$(1,337)	$(159)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, all of which are measured as Level 2:

	March 31,	December 31,
	2026	2025
Assets
Interest rate derivatives	$42,513	$41,654
Foreign exchange contracts	822	—
Total assets	$43,335	$41,654
Liabilities
Interest rate derivatives	$21,345	$15,914

There were no transfers between Level 1, Level 2 and Level 3 hierarchy levels during the periods presented.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$13,339,481	$13,384,171	$13,549,667	$13,608,889
Long-term debt	$8,339,084	$8,359,047	$8,059,298	$8,164,425

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

NOTE 9: SEGMENT INFORMATION

CNH Capital operates in a single reportable segment as a captive financial services company that underwrites, services and manages financing products for end use customers and dealers of CNH North America. Segment information is prepared in accordance with the internal reporting provided to the Chief Operating Decision Maker (“CODM”). The CODM evaluates the performance of the Company and allocates resources based on net income that also is reported on the consolidated statements of income as net income. The measure of segment assets is reported on the consolidated balance sheets as total assets. There were no changes to the Company’s reportable segment or to the methods used to measure segment results during the quarter.

A summary of the Company’s segment net income is as follows:

	Three Months Ended
	March 31,
	2026	2025
REVENUES
Revenues and other income from third parties	$203,929	$202,224
Interest and other income from affiliates	114,503	121,869
Total revenues	318,432	324,093
EXPENSES
Interest expense to third parties	156,049	166,417
Interest expense to affiliates	—	235
Fees charged by affiliates	13,051	12,044
Provision for credit losses	24,183	17,096
Depreciation of equipment on operating leases	48,657	46,332
Losses (gains) on sale of used equipment	(221)	163
Other general and administrative	8,209	6,495
Income tax provision	16,120	18,689
Total expenses	266,048	267,471
SEGMENT NET INCOME	52,384	56,622
Adjustments and reconciling items	—	—
NET INCOME	$52,384	$56,622

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

NOTE 10: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended
	March 31,
	2026	2025
Revenues
United States	$255,483	$263,359
Canada	63,623	63,228
Eliminations	(674)	(2,494)
Total	$318,432	$324,093
Interest expense
United States	$127,878	$138,672
Canada	28,845	30,474
Eliminations	(674)	(2,494)
Total	$156,049	$166,652
Net income
United States	$43,204	$44,036
Canada	9,180	12,586
Total	$52,384	$56,622
Depreciation and amortization
United States	$35,559	$33,596
Canada	14,168	13,435
Total	$49,727	$47,031
Expenditures for equipment on operating leases
United States	$98,359	$131,349
Canada	26,359	26,143
Total	$124,718	$157,492
Provision for credit losses
United States	$20,709	$17,063
Canada	3,474	33
Total	$24,183	$17,096

	As of	As of
	March 31,	December 31,
	2026	2025
Total assets
United States	$12,532,873	$12,981,088
Canada	3,412,276	3,494,190
Eliminations	(133,481)	(28,565)
Total	$15,811,668	$16,446,713
Gross receivables
United States	$10,693,289	$10,872,402
Canada	2,800,536	2,823,662
Total	$13,493,825	$13,696,064

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three months ended March 31, 2026 and 2025 is as follows:

	2026	2025
Subsidy from CNH North America
Retail customer	$65,393	$63,491
Operating lease	10,016	9,423
Revolving charge accounts	1,182	1,140
Wholesale	35,158	44,102
Income from affiliated receivables
CNH North America	2,073	2,942
Banco CNH Industrial Capital Brazil	519	533
Other affiliates	162	238
Total interest and other income from affiliates	$114,503	$121,869

There was no interest expense to affiliates for the three months ended March 31, 2026 and $235 of interest expense to affiliates for the three months ended March 31, 2025. Fees charged by affiliates were $13,051 and $12,044 for the three months ended March 31, 2026 and 2025, respectively, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company.

As of March 31, 2026 and December 31, 2025, the Company had various accounts and notes receivable and debt with the following affiliates:

	March 31,	December 31,
	2026	2025
Affiliated receivables
CNH America	$107,948	$235,745
CNH Canada	—	11,126
Banco CNH Industrial Capital Brazil	23,998	24,223
CNH Industrial Capital South America	11,256	8,098
Other affiliates	12,499	12,503
Total affiliated receivables	$155,701	$291,695
Affiliated debt
CNH Canada	$15,854	$48,497
Total affiliated debt	$15,854	$48,497

Accounts payable and other accrued liabilities, including tax payables, of $79,702 and $68,029 were payable to related parties as of March 31, 2026 and December 31, 2025, respectively.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

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

Commitments

As of March 31, 2026, the Company had various agreements, on an uncommitted basis, to extend credit for the following portfolios:

	Total
	Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$7,888,892	$4,137,572	$3,751,320
Revolving charge accounts	$2,875,636	$264,757	$2,610,879

NOTE 13: SUBSEQUENT EVENTS

On April 9, 2026, S&P Global Ratings downgraded the senior long-term debt ratings of CNH Industrial Capital LLC and CNH Industrial Capital Canada Ltd. from ‘BBB+’ to ‘BBB’, assigned a stable outlook and affirmed the ‘A-2’ short-term issuer credit rating for both companies.

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

Trends and Economic Conditions

Industry conditions in early 2026 continue to reflect the ongoing cyclical downturn, with historically low agriculture equipment demand, particularly in North America, as ongoing tariff and input‑cost pressures weigh on farmer sentiment. CNH continues to view these trends as cyclical rather than structural. During the first quarter, CNH remained focused on price discipline, production and inventory management, cost‑reduction initiatives, and continued investment in Precision Technology and quality.

Our business is closely tied to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended March 31, 2026, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,014.7 million and $302.2 million, respectively, representing a decrease of 3.3% and 6.1% from the same period in 2025, respectively.

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

Net income was $52.4 million for the three months ended March 31, 2026, compared to $56.6 million for the three months ended March 31, 2025. The decrease was primarily driven by higher provisions for credit losses and higher labor costs, partially offset by margin improvement. The receivables balance greater than 30 days past due as a percentage of receivables was 1.3% at March 31, 2026 and December 31, 2025 and 1.2% at March 31, 2025.

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

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenues

Revenues for the three months ended March 31, 2026 and 2025 were as follows (in thousands of dollars):

	2026	2025	$ Change	% Change
Interest income on retail notes and finance leases	$100,544	$94,109	$6,435	6.8%
Rental income on operating leases	63,096	59,793	3,303	5.5
Interest income on revolving charge accounts	10,910	10,416	494	4.7
Interest income on wholesale notes	24,909	34,576	(9,667)	(28.0)
Interest and other income from affiliates	114,503	121,869	(7,366)	(6.0)
Other income	4,470	3,330	1,140	34.2
Total revenues	$318,432	$324,093	$(5,661)	(1.7)%

Total revenues decreased in the first quarter of 2026 compared to 2025 due to a lower average portfolio, partially offset by a higher average yield for the portfolio. The average yield for the total portfolio was 8.3% and 8.2% for the three months ended March 31, 2026 and 2025, respectively.

Interest income on retail notes and finance leases increased in the first quarter of 2026 compared to 2025 primarily due to the favorable impacts of $4.7 million from higher interest rates and $1.7 million from higher average earning assets.

Rental income on operating leases increased in the first quarter of 2026 compared to 2025 primarily due to a $5.7 million favorable impact from higher average earning assets, partially offset by a $2.4 million unfavorable impact from lower interest rates.

Interest income on wholesale notes decreased in the first quarter of 2026 compared to 2025 primarily due to the unfavorable impacts of $6.0 million from lower interest rates and $3.7 million from lower average earning assets.

The primary components of affiliated income and their drivers are summarized below.

◾	Compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers was $65.4 million and $63.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to higher volumes and changes in retail program mix.
◾	For select operating leases, compensation from CNH North America for the difference between market rental rates and the amounts paid by customers was $10.0 million and $9.4 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to a higher average earning assets.
◾	For revolving charge accounts, compensation from CNH North America for low-rate financing programs and interest waiver programs offered to customers was $1.2 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to higher average earning assets.
◾	For the three months ended March 31, 2026, compensation from CNH North America for wholesale marketing programs was $35.2 million, a decrease of $8.9 million from the same period in 2025. The decrease was primarily due to destocking efforts and lower base rates.

Expenses

Expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands of dollars):

	2026	2025	$ Change	% Change
Total interest expense	$156,049	$166,652	$(10,603)	(6.4)%
Fees charged by affiliates	13,051	12,044	1,007	8.4
Provision for credit losses	24,183	17,096	7,087	41.5
Depreciation of equipment on operating leases	48,657	46,332	2,325	5.0
Other expenses, net	7,988	6,658	1,330	20.0
Total expenses	$249,928	$248,782	$1,146	0.5%

The decrease in total interest expense for the first quarter of 2026 was primarily due to the favorable impacts of $6.5 million from lower average interest rates and $4.1 million from lower average total debt. The average debt cost was 4.6% for the three months ended March 31, 2026 compared to 4.7% for the three months ended March 31, 2025.

Fees charged by affiliates increased in the first three months of 2026 due to higher payroll and other human resource services provided by CNH America on behalf of the Company.

The provision for credit losses was higher in the first quarter of 2026 due to higher delinquencies and continued elevated loss trends.

Depreciation of equipment on operating leases increased in the first quarter of 2026 largely due to a higher average operating lease portfolio.

Other expenses increased in the first three months of 2026 compared to the same period in 2025 due to higher general and administrative costs.

The effective tax rates for the three months ended March 31, 2026 and 2025 were 23.5% and 24.8%, respectively.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three months ended March 31, 2026 and 2025 were as follows (in thousands of dollars):

	2026	2025	$ Change	% Change
Retail customer	$921,554	$1,090,137	$(168,583)	(15.5)%
Revolving charge accounts	213,658	205,110	8,548	4.2
Wholesale	1,747,729	1,909,080	(161,351)	(8.5)
Equipment on operating leases	124,718	157,492	(32,774)	(20.8)
Total originations	$3,007,659	$3,361,819	$(354,160)	(10.5)%

Retail customer originations declined due to lower new equipment deliveries, reduced used equipment volumes, and lower penetration rates. Wholesale originations decreased with reduced new equipment deliveries and trade‑ins. The decrease in operating lease originations was primarily driven by lower new equipment deliveries and penetration rates.

Receivables and equipment on operating leases held as of March 31, 2026, December 31, 2025 and March 31, 2025 were as follows (in thousands of dollars):

	March 31,	December 31,	March 31,
	2026	2025	2025
Retail customer	$8,994,938	$9,291,244	$8,986,296
Revolving charge accounts	259,398	239,314	250,864
Wholesale	4,239,489	4,165,506	4,808,444
Equipment on operating leases	1,578,697	1,569,896	1,457,155
Total receivables and equipment on operating leases	$15,072,522	$15,265,960	$15,502,759

The total balance of retail customer receivables greater than 30 days past due as a percentage of retail customer receivables was 1.8% at March 31, 2026 and December 31, 2025 and 1.7% at March 31, 2025. The total revolving charge account receivables balance greater than 30 days past due as a percentage of the revolving charge account receivables was 3.4% at March 31, 2026, 4.1% at December 31, 2025 and 3.7% at March 31, 2025. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at March 31, 2026, December 31, 2025 or March 31, 2025.

Total retail customer receivables on nonaccrual status were $101.4 million, $108.8 million and $88.0 million at March 31, 2026, December 31, 2025 and March 31, 2025, respectively. As of March 31, 2026, December 31, 2025 and March 31, 2025, total revolving charge account receivables on nonaccrual status were immaterial. Total wholesale receivables on nonaccrual status were $3.1 million, $18.9 million and $21.9 million at March 31, 2026 and December 31, 2025 and March 31, 2025, respectively.

Total receivable charge-offs and recoveries, by product, for the three months ended March 31, 2026 and 2025 were as follows (in thousands of dollars):

	2026	2025
Charge-offs:
Retail customer	$15,121	$15,960
Revolving charge accounts	1,764	1,510
Wholesale	—	34
Total charge-offs	16,885	17,504
Recoveries:
Retail customer	(357)	(273)
Revolving charge accounts	(218)	(197)
Wholesale	(300)	(2)
Total recoveries	(875)	(472)
Charge-offs, net of recoveries:
Retail customer	14,764	15,687
Revolving charge accounts	1,546	1,313
Wholesale	(300)	32
Total charge-offs, net of recoveries	$16,010	$17,032

Our allowance for credit losses on all receivables financed totaled $154.3 million at March 31, 2026, $146.4 million at December 31, 2025 and $130.1 million at March 31, 2025.

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

We believe our allowance is sufficient to provide for expected losses in our receivable portfolio as of March 31, 2026.

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

Cash Flows

For the three months ended March 31, 2026 and 2025, our cash flows were as follows (in thousands of dollars):

	2026	2025
Cash flows from (used in):
Operating activities	$153,237	$242,105
Investing activities	176,335	172,552
Financing activities	(630,981)	(783,596)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,113)	140
Net cash decrease	$(302,522)	$(368,799)

The decrease in net cash from operating activities during the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to changes in components of working capital and a decrease in net income, partially offset by a higher deferred income tax expense and increased provisions for credit losses. The increase in net cash from investing activities for the three months ended March 31, 2026 was primarily due to higher net collections for receivables of $74.9 million and decreased net expenditures for equipment on operating lease and property and equipment and software of $13.4 million and $3.4 million, respectively, partially offset by lower net collections for affiliated cash pooling of $85.5 million and increased net expenditures for affiliated notes receivables of $2.4 million. The decrease in net cash used in financing activities for the three months ended March 31, 2026 was primarily due to lower net cash paid on external borrowings of $241.3 million, partially offset by increased net cash paid on affiliated debt of $88.7 million.

Securitization

CNH Capital and its predecessor entities have been securitizing receivables since 1992. CNH Capital had approximately $4,951.3 million of public and private asset-backed securities outstanding in the U.S. and Canada as of March 31, 2026. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3,167.6 million as of March 31, 2026, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At March 31, 2026, there was $369.0 million of funding available under these facilities.

Repurchase Agreement

We are a party to a Global Master Repurchase Agreement which expires in September 2026. As of March 31, 2026, the Company had sold, and not yet repurchased, $322.9 million (C$450.0 million) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

As of March 31, 2026, committed and uncommitted unsecured facilities with banks totaled $743.7 million, with no funds drawn as of that date. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. A portion of the available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. We had no commercial paper outstanding as of March 31, 2026.

As of March 31, 2026, our unsecured senior notes were as follows (in thousands of dollars):

Issued by CNH Industrial Capital LLC (the “U.S. Senior Notes”): (1)
1.450% notes, due 2026	$600,000
4.500% notes, due 2027	500,000
4.750% notes, due 2028	500,000
4.550% notes, due 2028	600,000
5.500% notes, due 2029	500,000
5.100% notes, due 2029	600,000
4.500% notes, due 2030	500,000
4.375% notes, due 2031	500,000
Hedging, discounts and unamortized issuance costs	(13,178)
4,286,822
Issued by CNH Industrial Capital Canada (the “Canadian Senior Notes”): (2)
5.500% notes, due 2026	287,055
4.800% notes, due 2027	287,055
4.000% notes, due 2028	215,292
3.750% notes, due 2029	358,819
Hedging, discounts and unamortized issuance costs	(4,686)
1,143,535
Total	$5,430,357
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Capital America and New Holland Credit.

On January 8, 2026, CNH Industrial Capital LLC completed an offering of $500.0 million in aggregate principal amount of 4.375% unsecured notes due 2031, with an issue price of 99.086%.

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

Ratings as of March 31, 2026 for the Company are as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB+	A-2	Negative
Fitch Ratings	BBB	F2	Stable
Moody's Investors Service	Baa2	-	Stable

On April 9, 2026, S&P Global Ratings downgraded the senior long-term debt ratings of CNH Industrial Capital LLC and CNH Industrial Capital Canada Ltd. from ‘BBB+’ to ‘BBB’, assigned a stable outlook and affirmed the ‘A-2’ short-term issuer credit rating for both companies.

Affiliate Sources

CNH Capital borrows, as needed, from CNH. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had affiliated debt of $15.9 million and $48.5 million as of March 31, 2026 and December 31, 2025, respectively.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity as of March 31, 2026 and December 31, 2025 was $1,604.5 million and $1,618.9 million, respectively.

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

For the three months ended March 31, 2026 and 2025, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (in thousands of dollars):

	2026	2025
Revenues	$159,389	$101,494
Interest expense	79,433	31,625
Administrative and operating expenses	63,779	51,429
Income tax provision	4,161	4,136
Net income	$12,016	$14,304

For the U.S. Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three months ended March 31, 2026 and 2025 were as follows (in thousands of dollars):

	2026	2025
Interest and other income from affiliates	$13,513	$16,722
Interest expense to affiliates	26,961	37,528

As of March 31, 2026 and December 31, 2025, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (in thousands of dollars):

	March 31,	December 31,
	2026	2025
Cash	$64,777	$247,251
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $44,176 and $40,240	3,043,127	3,157,713
Equipment on operating leases, net	1,127,072	1,105,826
Short-term debt, including current maturities of long-term debt	632,354	1,250,427
Accounts payable and other accrued liabilities	510,864	592,360
Long-term debt	3,704,375	3,224,482

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of March 31, 2026 and December 31, 2025 were as follows (in thousands of dollars):

	March 31,	December 31,
	2026	2025
Affiliated accounts and notes receivable	$3,472,013	$3,234,843
Accounts payable and other accrued liabilities	4,600,263	4,550,607

For the three months ended March 31, 2026 and 2025, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (in thousands of dollars):

	2026	2025
Revenues	$222,338	$222,762
Interest expense	107,604	120,140
Administrative and operating expenses	86,184	68,260
Income tax provision	6,910	7,493
Net income	$21,640	$26,869

For the Canadian Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three months ended March 31, 2026 and 2025 were as follows (in thousands of dollars):

	2026	2025
Interest and other income from affiliates	$12,839	$14,228
Interest expense to affiliates	26,961	37,528

As of March 31, 2026 and December 31, 2025, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (in thousands of dollars):

	March 31,	December 31,
	2026	2025
Cash	$75,751	$284,467
Restricted cash and cash equivalents	48,361	57,975
Receivables, less allowance for credit losses of $57,134 and $51,064	5,830,705	5,970,551
Equipment on operating leases, net	1,578,697	1,569,896
Short-term debt, including current maturities of long-term debt	2,155,887	2,563,810
Accounts payable and other accrued liabilities	649,210	732,741
Long-term debt	4,848,265	4,752,929

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of March 31, 2026 and December 31, 2025 were as follows (in thousands of dollars):

	March 31,	December 31,
	2026	2025
Affiliated accounts and notes receivable	$3,359,858	$3,227,605
Accounts payable and other accrued liabilities	4,622,795	4,573,540

Other Data

	As of or for the
	Three Months Ended March 31,
	2026	2025

	(in thousands of dollars)
Receivables, less unearned finance income and unamortized deferred fees and costs	$13,493,825	$14,045,604
Equipment on operating leases, net	1,578,697	1,457,155
Total portfolio	$15,072,522	$15,502,759
Delinquency (1)	1.27%	1.18%
Average gross receivables balance	$13,851,374	$14,272,624
Net credit loss (2)	0.43%	0.30%
Profitability: (3)
Return on average portfolio (4)	1.39%	1.47%
Asset Quality:
Allowance for credit losses / gross receivables	1.14%	0.93%
(1)	Delinquency is reported on gross receivables greater than 30 days past due, expressed as a percentage of the gross receivables as of the end of the respective period.
(2)	Net credit losses on the receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the average balance of gross receivables for the same period.
(3)	Three months ended March 31, 2026 and 2025 annualized.
(4)	Net income for the period expressed as a percentage of the average portfolio balance.

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2025 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended March 31, 2026.

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

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of CNH’s markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints related to war or other armed conflict; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products, particularly as it relates to the agricultural market business cycle; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade, commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls, tariffs and other protective measures issued to promote national interests or address foreign competition, which in turn result or may result in retaliatory tariffs or other measures enacted by affected trade partners; volatility in international trade caused by the imposition of tariffs and the related impact on cost and prices, sanctions, embargoes, and trade wars, all of which could consequently affect demand for CNH’s products; actions of competitors in the various industries in which CNH North America competes; development and use of new technologies (including artificial intelligence) and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety, privacy and data security, or other aspects of CNH’s products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; weather conditions, particularly to the extent it impacts the agricultural industry; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNH N.V.; price pressure on new and used equipment; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and CNH North America dealers; security breaches with respect to CNH’s products; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics, terrorist attacks in Europe, the Middle East and elsewhere; our ability to realize the anticipated benefits from our business initiatives as part of CNH’s strategic plan including targeted restructuring actions to optimize CNH’s cost structure and improve the efficiency of its operations; CNH’s failure to realize, or a delay in realizing, all of the anticipated benefits of its acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our and CNH’s success in managing the risks involved in the foregoing.

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

Additional factors could cause actual results to differ from those expressed or implied by the forward-looking statements included in the Company’s filings with the SEC (including, but not limited to, the factors discussed in our 2025 Annual Report and subsequent quarterly reports).

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Based on this evaluation of our disclosure controls and procedures as of March 31, 2026, our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

CNH Capital is party to various litigation matters and claims arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on CNH Capital’s financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K (Part I, Item 1A) for the year ended December 31, 2025. The risks described in those reports, and in the “Cautionary Note on Forward Looking Statements” within this report are not the only risks faced by us. Additional risks and uncertainties not currently known, or that are currently judged to be immaterial, may also materially affect our business, financial condition or operating results.

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

CNH INDUSTRIAL CAPITAL LLC
Date: April 30, 2026	/s/ Douglas MacLeod
Douglas MacLeod, Chairman, President and Director
(Principal Executive Officer)

Date: April 30, 2026	/s/ Fabiola Temponi e Goes
Fabiola Temponi e Goes, Chief Financial Officer and Assistant Treasurer
(Principal Financial Officer and Principal Accounting Officer)