Form 10-Q
period 2026-06-30
CNH Industrial Capital LLC
filed 2026-08-03
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

As of June 30, 2026, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in thousands of dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
REVENUES
Interest income on retail notes and finance leases	$98,282	$95,584	$198,826	$189,693
Rental income on operating leases	63,865	61,129	126,961	120,922
Revolving charge account income	12,390	11,648	23,300	22,064
Interest income on wholesale notes	24,801	37,920	49,710	72,496
Interest and other income from affiliates	120,896	123,024	235,399	244,893
Other income	4,791	2,784	9,261	6,114
Total revenues	325,025	332,089	643,457	656,182
EXPENSES
Interest expense:
Interest expense to third parties	154,059	164,902	310,108	331,319
Interest expense to affiliates	404	482	404	717
Total interest expense	154,463	165,384	310,512	332,036
Administrative and operating expenses:
Fees charged by affiliates	12,897	12,559	25,948	24,603
Provision for credit losses	20,167	24,444	44,350	41,540
Depreciation of equipment on operating leases	49,164	48,154	97,821	94,486
Other expenses, net	8,268	3,004	16,256	9,662
Total administrative and operating expenses	90,496	88,161	184,375	170,291
Total expenses	244,959	253,545	494,887	502,327
INCOME BEFORE TAXES	80,066	78,544	148,570	153,855
Income tax provision	19,515	17,617	35,635	36,306
NET INCOME	$60,551	$60,927	$112,935	$117,549

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in thousands of dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
NET INCOME	$60,551	$60,927	$112,935	$117,549
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,434)	21,457	(17,077)	22,188
Pension liability adjustment	6	(97)	12	(185)
Change in derivative financial instruments	(903)	(768)	(34)	(3,059)
Total other comprehensive income (loss)	(10,331)	20,592	(17,099)	18,944
COMPREHENSIVE INCOME	$50,220	$81,519	$95,836	$136,493

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(in thousands of dollars)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Cash	$80,792	$353,129
Restricted cash and cash equivalents	320,588	368,247
Receivables, less allowance for credit losses of $154,405 and $146,397, respectively	13,546,924	13,549,667
Affiliated accounts and notes receivable	46,592	291,695
Equipment on operating leases, net	1,596,244	1,569,896
Equipment held for sale	46,853	40,458
Goodwill	107,324	108,283
Other intangible assets, net	25,965	25,329
Other assets	139,929	140,009
TOTAL	$15,911,211	$16,446,713
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,522,116	$6,008,699
Accounts payable and other accrued liabilities	698,739	711,307
Affiliated debt	—	48,497
Long-term debt	9,095,716	8,059,298
Total liabilities	14,316,571	14,827,801
Commitments and contingent liabilities (Note 12)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	918,214	918,322
Accumulated other comprehensive loss	(176,641)	(159,542)
Retained earnings	853,067	860,132
Total stockholder’s equity	1,594,640	1,618,912
TOTAL	$15,911,211	$16,446,713

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

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

	June 30,	December 31,
	2026	2025
Restricted cash and cash equivalents	$320,588	$368,247
Receivables, less allowance for credit losses of $77,454 and $74,101, respectively	7,226,823	8,245,122
TOTAL	$7,547,411	$8,613,369

Short-term debt (including current maturities of long-term debt)	$3,015,506	$4,137,537
Long-term debt	3,946,029	3,962,842
TOTAL	$6,961,535	$8,100,379

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in thousands of dollars)

(Unaudited)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,935	$117,549
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	97,879	94,486
Amortization of intangibles	2,168	1,654
Provision for credit losses	44,350	41,540
Deferred income tax expense (benefit)	8,664	(9,324)
Gains on sale of used equipment	(329)	—
Other non-cash items	18,114	21,749
Changes in components of working capital:
Change in affiliated accounts receivables	29,194	111,378
Change in other assets and equipment held for sale	(10,267)	(6,185)
Change in accounts payable and other accrued liabilities	(14,276)	(36,252)
Net cash from operating activities	288,432	336,595
CASH FLOWS FROM INVESTING ACTIVITIES
Cost of receivables acquired (retail customer, revolving charge accounts and wholesale)	(6,843,973)	(6,853,145)
Collections of receivables (retail customer, revolving charge accounts and wholesale)	6,693,954	6,933,776
Change in affiliated cash pooling receivables, net	208,077	75,983
Cost of affiliated notes receivables acquired	(3,000)	—
Collections of affiliated notes receivables	10,611	10,771
Purchase of equipment on operating leases	(280,905)	(319,793)
Proceeds from disposal of equipment on operating leases	134,562	171,504
Change in property, equipment and software, net	(2,839)	(5,078)
Net cash used in investing activities	(83,513)	14,018
CASH FLOWS FROM FINANCING ACTIVITIES
Change in affiliated debt, net	(48,194)	75,351
Proceeds from issuance of long-term debt	3,647,182	2,048,711
Payment of long-term debt	(2,335,226)	(2,228,703)
Change in committed asset-backed facilities, net	(1,565,776)	(210,262)
Change in short-term borrowings, net	(100,522)	(300,268)
Dividends paid to CNH Industrial America LLC	(120,000)	(120,000)
Net cash (used in) from financing activities	(522,536)	(735,171)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,379)	3,643
DECREASE IN CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	(319,996)	(380,915)
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Beginning of period	721,376	833,343
End of period	$401,380	$452,428
COMPONENTS OF CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Cash	$80,792	$84,975
Restricted cash and cash equivalents	320,588	367,453
TOTAL CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	$401,380	$452,428
CASH PAID DURING THE PERIOD FOR INTEREST	$311,900	$322,879
CASH PAID DURING THE PERIOD FOR TAXES	$83,584	$45,530

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in thousands of dollars)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2026	$—	$918,322	$(159,542)	$860,132	$1,618,912
Net income	—	—	—	52,384	52,384
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	(7,643)	—	(7,643)
Stock compensation	—	(39)	—	—	(39)
Pension liability adjustment, net of tax	—	—	6	—	6
Change in derivative financial instruments, net of tax	—	—	869	—	869
BALANCE - March 31, 2026	$—	$918,283	$(166,310)	$852,516	$1,604,489
Net income	—	—	—	60,551	60,551
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	(9,434)	—	(9,434)
Stock compensation	—	(69)	—	—	(69)
Pension liability adjustment, net of tax	—	—	6	—	6
Change in derivative financial instruments, net of tax	—	—	(903)	—	(903)
BALANCE - June 30, 2026	$—	$918,214	$(176,641)	$853,067	$1,594,640

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications had no impact on the Company’s results of operations or financial position as of December 31, 2025 or June 30, 2025.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the change in the components of the Company’s accumulated other comprehensive income (“AOCI”) balance and related tax effects for the three months ended June 30, 2026:

	Currency	Pension	Unrealized
	Translation	Liability	(Losses) Gains
	Adjustment	(Asset)	on Derivatives	Total
Beginning balance, gross	$(165,936)	$(38)	$(397)	$(166,371)
Tax asset	—	12	49	61
Beginning balance, net of tax	(165,936)	(26)	(348)	(166,310)
Other comprehensive income (loss) before reclassifications	(9,434)	(89)	(1,210)	(10,733)
Amounts reclassified from accumulated other comprehensive income (loss)	—	96	(25)	71
Tax effects	—	(1)	332	331
Net current-period other comprehensive income (loss)	(9,434)	6	(903)	(10,331)
Total	$(175,370)	$(20)	$(1,251)	$(176,641)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the six months ended June 30, 2026:

	Currency	Pension	Unrealized
	Translation	Liability	(Losses) Gains
	Adjustment	(Asset)	on Derivatives	Total
Beginning balance, gross	$(158,293)	$(46)	$(1,556)	$(159,895)
Tax asset	—	14	339	353
Beginning balance, net of tax	(158,293)	(32)	(1,217)	(159,542)
Other comprehensive income (loss) before reclassifications	(17,077)	(176)	202	(17,051)
Amounts reclassified from accumulated other comprehensive income (loss)	—	191	(278)	(87)
Tax effects	—	(3)	42	39
Net current-period other comprehensive income (loss)	(17,077)	12	(34)	(17,099)
Total	$(175,370)	$(20)	$(1,251)	$(176,641)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the three months ended June 30, 2025:

	Currency	Pension	Unrealized
	Translation	Liability	(Losses) Gains
	Adjustment	(Asset)	on Derivatives	Total
Beginning balance, gross	$(179,155)	$(855)	$(386)	$(180,396)
Tax asset	—	214	87	301
Beginning balance, net of tax	(179,155)	(641)	(299)	(180,095)
Other comprehensive income (loss) before reclassifications	21,457	(139)	(158)	21,160
Amounts reclassified from accumulated other comprehensive income (loss)	—	10	(839)	(829)
Tax effects	—	32	229	261
Net current-period other comprehensive income (loss)	21,457	(97)	(768)	20,592
Total	$(157,698)	$(738)	$(1,067)	$(159,503)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

The following table summarizes the change in the components of the Company’s AOCI balance and related tax effects for the six months ended June 30, 2025:

	Currency	Pension	Unrealized
	Translation	Liability	(Losses) Gains
	Adjustment	(Asset)	on Derivatives	Total
Beginning balance, gross	$(179,886)	$(739)	$2,632	$(177,993)
Tax asset (liability)	—	186	(640)	(454)
Beginning balance, net of tax	(179,886)	(553)	1,992	(178,447)
Other comprehensive income (loss) before reclassifications	22,188	(265)	(2,194)	19,729
Amounts reclassified from accumulated other comprehensive income (loss)	—	20	(1,821)	(1,801)
Tax effects	—	60	956	1,016
Net current-period other comprehensive income (loss)	22,188	(185)	(3,059)	18,944
Total	$(157,698)	$(738)	$(1,067)	$(159,503)

NOTE 4: RECEIVABLES

A summary of receivables included in the consolidated balance sheets as of June 30, 2026 and December 31, 2025 is as follows:

	June 30,	December 31,
	2026	2025
Retail notes	$2,074,039	$1,987,533
Revolving charge accounts	282,359	239,314
Finance leases	240,528	252,921
Wholesale	1,230,267	1,205,873
Restricted receivables	9,874,136	10,010,423
	13,701,329	13,696,064
Less: Allowance for credit losses	(154,405)	(146,397)
Total receivables, net	$13,546,924	$13,549,667

The receivables balances at June 30, 2026 and December 31, 2025 include unearned finance income and unamortized deferred fees and costs of $475,243 and $511,869, respectively.

Restricted Receivables and Securitization

As part of the overall funding strategy, the Company periodically transfers certain receivables into bankruptcy-remote special purpose entities (“SPEs”) as part of its asset-backed securitization programs.

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

Under its Global Master Repurchase Agreement, which expires in September 2026, the Company had $316,110 (C$450,000) of Canadian receivables outstanding as of June 30, 2026, with an obligation to repurchase such receivables in 30 days. As of December 31, 2025, the Company had $328,662 (C$450,000) outstanding under this agreement.

The secured borrowings related to the restricted receivables are obligations that are payable as the receivables are collected. The following table summarizes the carrying value of restricted receivables as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Retail notes	$6,690,637	$7,050,791
Wholesale	3,183,499	2,959,632
	9,874,136	10,010,423
Less: Allowance for credit losses	(79,708)	(74,100)
Total restricted receivables, net	$9,794,428	$9,936,323

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

Allowance for credit losses activity for the three months ended June 30, 2026 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$140,679	$7,159	$6,506	$154,344
Charge-offs	(17,505)	(1,904)	(1,082)	(20,491)
Recoveries	341	285	30	656
Provision (benefit)	18,673	2,269	(775)	20,167
Foreign currency translation and other	(235)	(14)	(22)	(271)
Ending balance	$141,953	$7,795	$4,657	$154,405

Allowance for credit losses activity for the six months ended June 30, 2026 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance	$133,439	$6,542	$6,416	$146,397
Charge-offs	(32,626)	(3,668)	(1,082)	(37,376)
Recoveries	698	503	330	1,531
Provision (benefit)	40,875	4,440	(965)	44,350
Foreign currency translation and other	(433)	(22)	(42)	(497)
Ending balance	$141,953	$7,795	$4,657	$154,405
Gross receivables:
Ending balance	$9,005,204	$282,359	$4,413,766	$13,701,329

The allowance for credit losses increased during the first six months of 2026 due to higher delinquencies and continued elevated loss trends.

Allowance for credit losses activity for the three months ended June 30, 2025 is as follows:

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Allowance for credit losses:
Beginning balance, as previously reported	$114,498	$8,164	$7,407	$130,069
Charge-offs	(12,496)	(1,577)	—	(14,073)
Recoveries	436	242	6	684
Provision (benefit)	23,054	1,571	(181)	24,444
Foreign currency translation and other	458	28	50	536
Ending balance	$125,950	$8,428	$7,282	$141,660

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

The Company monitors the credit quality of its receivables based on delinquency status. Receivables are considered past due when scheduled principal or interest payments have not been received by the due date, with delinquency reported for receivables more than 30 days past due. As retail customer receivables generally have terms longer than one year, past‑due information is presented by year of origination.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

The aging of receivables and gross charge-offs by vintage as of June 30, 2026 are as follows:

				Greater
		31 – 60 Days	61 – 90 Days	Than	Total	Gross
	Current	Past Due	Past Due	90 Days	Receivables	Charge-offs
Retail customer
United States
2026	$1,422,828	$2,446	$1,068	$770	$1,427,112	$26
2025	2,491,702	17,381	6,820	4,926	2,520,829	5,920
2024	1,686,239	16,110	5,593	16,352	1,724,294	11,767
2023	907,073	8,729	4,435	13,713	933,950	7,468
2022	421,029	3,740	1,681	5,659	432,109	3,007
Prior to 2022	198,629	1,588	469	37,869	238,555	1,519
Total	$7,127,500	$49,994	$20,066	$79,289	$7,276,849	$29,707
Canada
2026	$493,112	$305	$—	$—	$493,417	$—
2025	668,346	4,903	1,174	1,372	675,795	945
2024	304,376	2,021	679	1,287	308,363	1,086
2023	110,649	331	258	455	111,693	382
2022	83,760	784	24	296	84,864	207
Prior to 2022	53,338	203	66	616	54,223	299
Total	$1,713,581	$8,547	$2,201	$4,026	$1,728,355	$2,919
Revolving charge accounts
United States	$252,833	$6,190	$1,960	$1,571	$262,554	$3,438
Canada	$19,008	$564	$108	$125	$19,805	$230
Wholesale
United States	$3,342,403	$123	$29	$283	$3,342,838	$1,082
Canada	$1,070,928	$—	$—	$—	$1,070,928	$—
Total
Retail customer	$8,841,081	$58,541	$22,267	$83,315	$9,005,204	$32,626
Revolving charge accounts	$271,841	$6,754	$2,068	$1,696	$282,359	$3,668
Wholesale	$4,413,331	$123	$29	$283	$4,413,766	$1,082

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

Included in the receivables balance at June 30, 2026 and December 31, 2025 is accrued interest of $100,450 and $99,265, respectively. The Company does not include accrued interest in its allowance for credit losses.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged-off to interest income and such amounts were not material for the three and six months ended June 30, 2026 and 2025. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

The retail customer receivables on nonaccrual status as of June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
	2026	2025
United States	$88,568	$102,485
Canada	$5,513	$6,359

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

As of June 30, 2026 and December 31, 2025, total revolving charge account receivables on nonaccrual status were immaterial. As of June 30, 2026 and December 31, 2025, wholesale receivables on nonaccrual status in the United States were $1,775 and $18,857, respectively. There were no wholesale receivables on nonaccrual status in Canada as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, receivables on non‑accrual status without an allowance and the related interest income for the three and six months ended June 30, 2026 and 2025 were immaterial.

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

As of June 30, 2026 and 2025, modifications of retail customer and wholesale receivables for customers experiencing financial difficulties were immaterial, and defaults and subsequent write‑offs of modified receivables during the preceding twelve months were not significant.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $90,458) as of June 30, 2026 are as follows:

2026	$106,338
2027	172,070
2028	96,184
2029	42,770
2030 and thereafter	17,844
Total lease payments	$435,206

NOTE 6: CREDIT FACILITIES AND DEBT

On May 27, 2026, the Company, through a bankruptcy-remote trust, issued $907,680 of amortizing asset-backed notes secured by U.S. retail receivables.

On June 25, 2026, CNH Industrial Capital LLC completed an offering of $600,000 in aggregate principal amount of its 4.950% unsecured notes due 2031, with an issue price of 99.615%.

On June 29, 2026, CNH Capital Canada completed a private placement offering of $316,678 (C$450,000) in aggregate principal amount of its 3.800% unsecured notes due 2030, with an issue price of 99.872%.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

Repurchase Agreement

The Company is a party to a Global Master Repurchase Agreement which expires in September 2026. As of June 30, 2026, the Company had sold, and not yet repurchased, $316,110 (C$450,000) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

As of June 30, 2026, committed and uncommitted unsecured facilities with banks totaled $740,063, with no amounts drawn as of that date. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. A portion of the available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company had no commercial paper outstanding as of June 30, 2026.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended June 30, 2026 and 2025 were 24.4% and 22.4%, respectively. The effective tax rate was 24.0% for the six months ended June 30, 2026, compared to 23.6% for the same period in 2025.

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

Interest Rate Derivatives

The Company uses interest rate derivatives to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of June 30, 2026, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships is 46 months. As of June 30, 2026, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months are approximately $191.

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and six months ended June 30, 2026 and 2025.

All of the Company’s interest rate derivatives as of June 30, 2026 and December 31, 2025 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $6,694,520 and $6,305,019 at June 30, 2026 and December 31, 2025, respectively. The seven-month average notional amounts for the six months ended June 30, 2026 and 2025 were $6,287,722 and $4,804,342, respectively.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives as of June 30, 2026 and December 31, 2025 in the consolidated balance sheets are recorded as follows:

	June 30,	December 31,
	2026	2025
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$16,074	$30,282
Accounts payable and other accrued liabilities:
Interest rate derivatives	$8,802	$4,542
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$16,038	$11,372
Foreign exchange contracts	89	—
Total	$16,127	$11,372
Accounts payable and other accrued liabilities:
Interest rate derivatives	$16,038	$11,372
Foreign exchange contracts	761	—
Total	$16,799	$11,372

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives for the three and six months ended June 30, 2026 and 2025 are recorded in the following accounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$(1,210)	$(158)	$202	$(2,194)
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	$25	$839	$278	$1,821
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$(3,985)	$21,263	$(5,232)	$21,104

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, all of which are measured as Level 2:

	June 30,	December 31,
	2026	2025
Assets
Interest rate derivatives	$32,112	$41,654
Foreign exchange contracts	89	—
Total assets	$32,201	$41,654
Liabilities
Interest rate derivatives	$24,840	$15,914
Foreign exchange contracts	761	—
Total liabilities	$25,601	$15,914

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

Financial Instruments Not Carried at Fair Value

The carrying amount and estimated fair value of assets and liabilities considered financial instruments as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$13,546,924	$13,559,446	$13,549,667	$13,608,889
Long-term debt	$9,095,716	$9,096,839	$8,059,298	$8,164,425

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

A summary of the Company’s segment net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
REVENUES
Revenues and other income from third parties	$204,129	$209,065	$408,058	$411,289
Interest and other income from affiliates	120,896	123,024	235,399	244,893
Total revenues	325,025	332,089	643,457	656,182
EXPENSES
Interest expense to third parties	$154,059	$164,902	310,108	331,319
Interest expense to affiliates	404	482	404	717
Fees charged by affiliates	12,897	12,559	25,948	24,603
Provision for credit losses	20,167	24,444	44,350	41,540
Depreciation of equipment on operating leases	49,164	48,154	97,821	94,486
Gains on sale of used equipment	(108)	(2,162)	(329)	(1,999)
Other general and administrative	8,376	5,166	16,585	11,661
Income tax provision	19,515	17,617	35,635	36,306
Total expenses	264,474	271,162	530,522	538,633
SEGMENT NET INCOME	60,551	60,927	112,935	117,549
Adjustments and reconciling items	—	—	—	—
NET INCOME	$60,551	$60,927	$112,935	$117,549

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

NOTE 10: GEOGRAPHICAL INFORMATION

A summary of the Company’s geographical information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
United States	$261,592	$271,966	$517,075	$535,325
Canada	64,565	65,632	128,188	128,860
Eliminations	(1,132)	(5,509)	(1,806)	(8,003)
Total	$325,025	$332,089	$643,457	$656,182
Interest expense
United States	$126,951	$138,783	$254,829	$277,455
Canada	28,644	32,110	57,489	62,584
Eliminations	(1,132)	(5,509)	(1,806)	(8,003)
Total	$154,463	$165,384	$310,512	$332,036
Net income
United States	$49,941	$48,261	$93,145	$92,297
Canada	10,610	12,666	19,790	25,252
Total	$60,551	$60,927	$112,935	$117,549
Depreciation and amortization
United States	$35,902	$34,886	$71,461	$68,482
Canada	14,418	14,223	28,586	27,658
Total	$50,320	$49,109	$100,047	$96,140
Expenditures for equipment on operating leases
United States	$107,131	$115,772	$205,490	$247,121
Canada	49,056	46,529	75,415	72,672
Total	$156,187	$162,301	$280,905	$319,793
Provision for credit losses
United States	$18,051	$21,343	$38,760	$38,406
Canada	2,116	3,101	5,590	3,134
Total	$20,167	$24,444	$44,350	$41,540

	As of	As of
	June 30,	December 31,
	2026	2025
Total assets
United States	$12,632,196	$12,981,088
Canada	3,430,690	3,494,190
Eliminations	(151,675)	(28,565)
Total	$15,911,211	$16,446,713
Gross receivables
United States	$10,882,241	$10,872,402
Canada	2,819,088	2,823,662
Total	$13,701,329	$13,696,064

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Subsidy from CNH North America
Retail customer	$64,030	$67,260	$129,423	$130,751
Operating lease	10,473	10,174	20,489	19,597
Revolving charge accounts	1,508	1,289	2,690	2,429
Wholesale	43,862	43,026	79,020	87,128
Income from affiliated receivables
CNH North America	370	556	2,443	3,498
Banco CNH Industrial Capital Brazil	487	470	1,006	1,003
Other affiliates	166	249	328	487
Total interest and other income from affiliates	$120,896	$123,024	$235,399	$244,893

Interest expense to affiliates was $404 and $482, respectively, for the three months ended June 30, 2026 and 2025, and $404 and $717, respectively, for the six months ended June 30, 2026 and 2025. Fees charged by affiliates were $12,897 and $12,559, respectively, for the three months ended June 30, 2026 and 2025, and $25,948 and $24,603, respectively, for the six months ended June 30, 2026 and 2025, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company.

As of June 30, 2026 and December 31, 2025, the Company had various accounts and notes receivable and debt with the following affiliates:

	June 30,	December 31,
	2026	2025
Affiliated receivables
CNH America	$5,162	$235,745
CNH Canada	4,615	11,126
Banco CNH Industrial Capital Brazil	12,796	24,223
CNH Industrial Capital South America	11,454	8,098
Other affiliates	12,565	12,503
Total affiliated receivables	$46,592	$291,695
Affiliated debt
CNH Canada	$—	$48,497
Total affiliated debt	$—	$48,497

Accounts payable and other accrued liabilities, including tax payables, of $78,062 and $68,029 were payable to related parties as of June 30, 2026 and December 31, 2025, respectively.

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

Commitments

As of June 30, 2026, the Company had various agreements, on an uncommitted basis, to extend credit for the following portfolios:

	Total
	Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$7,862,052	$4,328,594	$3,533,458
Revolving charge accounts	$2,915,546	$287,291	$2,628,255

NOTE 13: SUBSEQUENT EVENTS

On July 15, 2026, CNH Industrial Capital LLC repaid the principal amount of $600,000 of its 1.450% unsecured notes due 2026.

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

Trends and Economic Conditions

Global agriculture market conditions remained challenging during the first half of 2026. Farm income and capital spending remained under pressure from elevated input costs, higher financing costs, and continued uncertainty related to trade and agricultural policy, resulting in subdued demand for agriculture equipment. While farmer sentiment remained cautious, commodity markets demonstrated signs of improvement, with pricing strengthening in certain crop markets. CNH continues to view the current environment as a cyclical market downturn and remains focused on disciplined production and inventory management, operational efficiency, strategic cost actions, and investment in Precision Technology and innovation.

Our business is closely tied to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended June 30, 2026, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,229.4 million and $467.9 million, respectively, representing an increase of 9.9% and 23.4% from the same period in 2025, respectively. For the six months ended June 30, 2026, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $2,244.1 million and $770.1 million, respectively, representing an increase of 3.5% and 9.9% from the same period in 2025, respectively.

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

Net income was $60.6 million and $112.9 million for the three and six months ended June 30, 2026, respectively, compared to $60.9 million and $117.5 million for the same periods in 2025, respectively. The quarter-over-quarter decrease was driven by lower recoveries on a reduced volume of used equipment sales, higher operating lease depreciation due to a larger earning asset base, and a higher effective tax rate, partially offset by improved margins and lower credit loss provisions. The year-over-year decrease was driven by higher operating lease depreciation, increased credit loss provisions, lower recoveries on a reduced volume of used equipment sales, and higher labor and administrative costs, partially offset by improved margins. The receivables balance greater than 30 days past due as a percentage of receivables was 1.3% at June 30, 2026, December 31, 2025 and June 30, 2025.

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

Results of Operations

Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

Revenues

Revenues for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands of dollars):

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change
Interest income on retail notes and finance leases	$98,282	$95,584	$2,698	2.8%
Rental income on operating leases	63,865	61,129	2,736	4.5
Interest income on revolving charge accounts	12,390	11,648	742	6.4
Interest income on wholesale notes	24,801	37,920	(13,119)	(34.6)
Interest and other income from affiliates	120,896	123,024	(2,128)	(1.7)
Other income	4,791	2,784	2,007	72.1
Total revenues	$325,025	$332,089	$(7,064)	(2.1)%

	Six Months Ended
	June 30,
	2026	2025	$ Change	% Change
Interest income on retail notes and finance leases	$198,826	$189,693	$9,133	4.8%
Rental income on operating leases	126,961	120,922	6,039	5.0
Interest income on revolving charge accounts	23,300	22,064	1,236	5.6
Interest income on wholesale notes	49,710	72,496	(22,786)	(31.4)
Interest and other income from affiliates	235,399	244,893	(9,494)	(3.9)
Other income	9,261	6,114	3,147	51.5
Total revenues	$643,457	$656,182	$(12,725)	(1.9)%

Total revenues decreased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to a lower average portfolio. The average portfolio yield was 8.4% for the three months ended June 30, 2026, compared with 8.5% in 2025, and 8.3% for both six-month periods.

For the three months ended June 30, 2026, the increase in interest income on retail notes and finance leases from the same period in 2025 was primarily due to the favorable impact of $3.5 million from higher interest rates, partially offset by a $0.8 million unfavorable impact from lower average earning assets. For the six months ended June 30, 2026, the increase from the same period in 2025 was due to the favorable impacts of $8.2 million from higher interest rates and $0.9 million from higher average earning assets.

For the three months ended June 30, 2026, the increase in rental income on operating leases from the same period in 2025 was primarily due to a $4.6 million favorable impact from higher average earning assets, partially offset by a $1.9 million unfavorable impact from lower interest rates. For the six months ended June 30, 2026, the increase from the same period in 2025 was due to a $10.3 million favorable impact from higher average earning assets, partially offset by a $4.3 million unfavorable impact from lower interest rates.

For the three months ended June 30, 2026, the decrease in interest income on wholesale notes from the same period in 2025 was primarily due to the unfavorable impacts of $7.3 million from lower average earning assets and $5.8 million from lower interest rates. For the six months ended June 30, 2026, the decrease from the same period in 2025 was due to the unfavorable impacts of $11.8 million from lower interest rates and $11.0 million from lower average earning assets.

The primary components of affiliated income and their drivers are summarized below.

◾	Compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers was $64.0 million and $129.4 million for the three and six months ended June 30, 2026, respectively, a decrease of $3.2 million and $1.3 million from the same periods in 2025, respectively. The decreases were primarily due to lower volumes and changes in retail program mix.
◾	For select operating leases, compensation from CNH North America for the difference between market rental rates and the amounts paid by customers was $10.5 million and $20.5 million for the three and six months ended June 30, 2026, respectively, an increase of $0.3 million and $0.9 million from the same periods in 2025, respectively. The increases were primarily due to a higher average earning assets, partially offset by changes in retail program mix.
◾	For revolving charge accounts, compensation from CNH North America for low-rate financing programs and interest waiver programs offered to customers was $1.5 million and $2.7 million for the three and six months ended June 30, 2026, respectively, an increase of $0.2 million and $0.3 million from the same periods in 2025, respectively. The increases were primarily due to higher average earning assets.
◾	For the three and six months ended June 30, 2026, compensation from CNH North America for wholesale marketing programs was $43.9 million and $79.0 million, respectively, an increase of $0.8 million and a decrease of $8.1 million from the same periods in 2025, respectively. The quarter-over-quarter increase was due to an improved conversion of wholesale-financed inventory to retail sales, increasing the timing of wholesale subsidy recognition. The year-over-year decrease was primarily due to destocking efforts and lower base rates.

Expenses

Expenses for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands of dollars):

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change
Total interest expense	$154,463	$165,384	$(10,921)	(6.6)%
Fees charged by affiliates	12,897	12,559	338	2.7
Provision for credit losses	20,167	24,444	(4,277)	(17.5)
Depreciation of equipment on operating leases	49,164	48,154	1,010	2.1
Other expenses, net	8,268	3,004	5,264	175.2
Total expenses	$244,959	$253,545	$(8,586)	(3.4)%

	Six Months Ended
	June 30,
	2026	2025	$ Change	% Change
Total interest expense	$310,512	$332,036	$(21,524)	(6.5)%
Fees charged by affiliates	25,948	24,603	1,345	5.5
Provision for credit losses	44,350	41,540	2,810	6.8
Depreciation of equipment on operating leases	97,821	94,486	3,335	3.5
Other expenses, net	16,256	9,662	6,594	68.2
Total expenses	$494,887	$502,327	$(7,440)	(1.5)%

The decrease in total interest expense for the three months ended June 30, 2026 was primarily due to the favorable impacts of $7.0 million from lower average interest rates and $3.9 million from lower average total debt. For the six months ended June 30, 2026, the decrease from the same period in 2025 was due to the favorable impacts of $13.5 million from lower average interest rates and $8.0 million from lower average total debt. The average debt cost was 4.6% for the six months ended June 30, 2026 compared to 4.8% for the six months ended June 30, 2025.

Fees charged by affiliates increased in the first six months of 2026 due to higher payroll and other human resource services provided by CNH America on behalf of the Company.

For the three months ended June 30, 2026, the provision for credit losses decreased as previously established reserves were utilized to absorb credit losses. The provision for credit losses increased for the six months ended June 30, 2026, reflecting persistently higher delinquency levels and elevated loss trends.

Depreciation on operating lease equipment increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to a larger average operating lease portfolio.

Other expenses increased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to lower foreign exchange gains, reduced recoveries on used equipment sales, and higher general and administrative expenses.

The effective tax rates for the three months ended June 30, 2026 and 2025 were 24.4% and 22.4%, respectively. The effective tax rate was 24.0% for the six months ended June 30, 2026, compared to 23.6% for the same period in 2025.

Receivables and Equipment on Operating Leases Originated and Held

Receivables and equipment on operating lease originations for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands of dollars):

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change
Retail customer	$1,188,750	$1,241,236	$(52,486)	(4.2)%
Revolving charge accounts	287,299	276,256	11,043	4.0
Wholesale	2,484,983	2,131,326	353,657	16.6
Equipment on operating leases	156,187	162,301	(6,114)	(3.8)
Total originations	$4,117,219	$3,811,119	$306,100	8.0%

	Six Months Ended
	June 30,
	2026	2025	$ Change	% Change
Retail customer	$2,110,304	$2,331,373	$(221,069)	(9.5)%
Revolving charge accounts	500,957	481,366	19,591	4.1
Wholesale	4,232,712	4,040,406	192,306	4.8
Equipment on operating leases	280,905	319,793	(38,888)	(12.2)
Total originations	$7,124,878	$7,172,938	$(48,060)	(0.7)%

Retail customer originations decreased on a quarter‑to‑date and year‑to‑date basis, primarily due to lower new equipment retail volumes, reduced used equipment activity, and lower penetration rates. Quarter‑to‑date wholesale originations increased, driven by higher new equipment deliveries and trade‑ins, while year‑to‑date wholesale originations reflected higher new equipment volumes but remained lower for used equipment. Operating lease originations declined, largely attributable to lower new equipment retail volumes and reduced penetration rates.

Receivables and equipment on operating leases held as of June 30, 2026, December 31, 2025 and June 30, 2025 were as follows (in thousands of dollars):

	June 30,	December 31,	June 30,
	2026	2025	2025
Retail customer	$9,005,204	$9,291,244	$9,204,652
Revolving charge accounts	282,359	239,314	268,530
Wholesale	4,413,766	4,165,506	4,668,619
Equipment on operating leases	1,596,244	1,569,896	1,506,005
Total receivables and equipment on operating leases	$15,297,573	$15,265,960	$15,647,806

The total balance of retail customer receivables greater than 30 days past due as a percentage of retail customer receivables was 1.8% at June 30, 2026, December 31, 2025 and June 30, 2025. The total revolving charge account receivables balance greater than 30 days past due as a percentage of the revolving charge account receivables was 3.7% at June 30, 2026, 4.1% at December 31, 2025 and 3.7% at June 30, 2025. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at June 30, 2026, December 31, 2025 or June 30, 2025.

Total retail customer receivables on nonaccrual status were $94.1 million, $108.8 million and $90.1 million at June 30, 2026, December 31, 2025 and June 30, 2025, respectively. As of June 30, 2026, December 31, 2025 and June 30, 2025, total revolving charge account receivables on nonaccrual status were immaterial. Total wholesale receivables on nonaccrual status were $1.8 million, $18.9 million and $14.8 million at June 30, 2026 and December 31, 2025 and June 30, 2025, respectively.

Total receivable charge-offs and recoveries, by product, for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Charge-offs:
Retail customer	$17,505	$12,496	$32,626	$28,456
Revolving charge accounts	1,904	1,577	3,668	3,087
Wholesale	1,082	—	1,082	34
Total charge-offs	20,491	14,073	37,376	31,577
Recoveries:
Retail customer	(341)	(436)	(698)	(709)
Revolving charge accounts	(285)	(242)	(503)	(439)
Wholesale	(30)	(6)	(330)	(8)
Total recoveries	(656)	(684)	(1,531)	(1,156)
Charge-offs, net of recoveries:
Retail customer	17,164	12,060	31,928	27,747
Revolving charge accounts	1,619	1,335	3,165	2,648
Wholesale	1,052	(6)	752	26
Total charge-offs, net of recoveries	$19,835	$13,389	$35,845	$30,421

Our allowance for credit losses on all receivables financed totaled $154.4 million at June 30, 2026, $146.4 million at December 31, 2025 and $141.7 million at June 30, 2025.

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

We believe our allowance is sufficient to provide for expected losses in our receivable portfolio as of June 30, 2026.

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

Cash Flows

For the six months ended June 30, 2026 and 2025, our cash flows were as follows (in thousands of dollars):

	2026	2025
Cash flows from (used in):
Operating activities	$288,432	$336,595
Investing activities	(83,513)	14,018
Financing activities	(522,536)	(735,171)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,379)	3,643
Net cash decrease	$(319,996)	$(380,915)

The decrease in net cash from operating activities during the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to changes in components of working capital and a decrease in net income, partially offset by a higher deferred income tax expense. The increase in net cash used in investing activities for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to lower net collections for receivables of $230.6 million and increased net expenditures for affiliated notes receivables of $3.1 million, partially offset by higher net collections for affiliated cash pooling of $132.1 million and decreased net expenditures for property and equipment and software and equipment on operating lease of $2.2 million and $1.9 million, respectively. The decrease in net cash used in financing activities for the six months ended June 30, 2026 was primarily due to lower net cash paid on external borrowings of $336.2 million, partially offset by increased net cash paid on affiliated debt of $123.6 million.

Securitization

CNH Capital and its predecessor entities have been securitizing receivables since 1992. CNH Capital had approximately $5,133.6 million of public and private asset-backed securities outstanding in the U.S. and Canada as of June 30, 2026. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3,152.5 million as of June 30, 2026, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At June 30, 2026, there was $1,274.8 million of funding available under these facilities.

Repurchase Agreement

We are a party to a Global Master Repurchase Agreement which expires in September 2026. As of June 30, 2026, the Company had sold, and not yet repurchased, $316.1 million (C$450.0 million) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

As of June 30, 2026, committed and uncommitted unsecured facilities with banks totaled $740.1 million, with no funds drawn as of that date. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. A portion of the available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. We had no commercial paper outstanding as of June 30, 2026.

As of June 30, 2026, our unsecured senior notes were as follows (in thousands of dollars):

Issued by CNH Industrial Capital LLC (the “U.S. Senior Notes”): (1)
1.450% notes, due 2026	$600,000
4.500% notes, due 2027	500,000
4.750% notes, due 2028	500,000
4.550% notes, due 2028	600,000
5.500% notes, due 2029	500,000
5.100% notes, due 2029	600,000
4.500% notes, due 2030	500,000
4.375% notes, due 2031	500,000
4.950% notes, due 2031	600,000
Hedging, discounts and unamortized issuance costs	(30,153)
4,869,847
Issued by CNH Industrial Capital Canada (the “Canadian Senior Notes”): (2)
5.500% notes, due 2026	280,986
4.800% notes, due 2027	280,986
4.000% notes, due 2028	210,740
3.750% notes, due 2029	351,233
3.800% notes, due 2030	316,110
Hedging, discounts and unamortized issuance costs	(5,304)
1,434,751
Total	$6,304,598
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Capital America and New Holland Credit.

On June 25, 2026, CNH Industrial Capital LLC completed an offering of $600.0 million in aggregate principal amount of its 4.950% unsecured notes due 2031, with an issue price of 99.615%.

On June 29, 2026, CNH Capital Canada completed a private placement offering of $316.7 million (C$450.0 million) in aggregate principal amount of its 3.800% unsecured notes due 2030, with an issue price of 99.872%.

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

Ratings as of June 30, 2026 for the Company are as follows:

	Senior Long-Term	Short-Term	Outlook
S&P Global Ratings	BBB	A-2	Stable
Fitch Ratings	BBB	F2	Negative
Moody's Investors Service	Baa2	-	Stable

Affiliate Sources

CNH Capital borrows, as needed, from CNH. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had no affiliated debt as of June 30, 2026 and $48.5 million of affiliated debt as of December 31, 2025.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity as of June 30, 2026 and December 31, 2025 was $1,594.6 million and $1,618.9 million, respectively.

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

For the three and six months ended June 30, 2026 and 2025, the summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$166,187	$225,746	$325,576	$327,240
Interest expense	87,412	158,048	166,845	189,673
Administrative and operating expenses	59,262	51,619	123,041	103,048
Income tax provision	5,159	4,194	9,320	8,330
Net income	$14,354	$11,885	$26,370	$26,189

For the U.S. Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest and other income from affiliates	$14,108	$20,032	$27,621	$36,754
Interest expense to affiliates	34,035	39,955	60,996	77,483

As of June 30, 2026 and December 31, 2025, the summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows (in thousands of dollars):

	June 30,	December 31,
	2026	2025
Cash	$62,693	$247,251
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $44,400 and $40,240	3,058,950	3,157,713
Equipment on operating leases, net	1,146,233	1,105,826
Short-term debt, including current maturities of long-term debt	628,624	1,250,427
Accounts payable and other accrued liabilities	524,434	592,360
Long-term debt	4,276,833	3,224,482

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of June 30, 2026 and December 31, 2025 were as follows (in thousands of dollars):

	June 30,	December 31,
	2026	2025
Affiliated accounts and notes receivable	$4,125,261	$3,234,843
Accounts payable and other accrued liabilities	4,620,165	4,550,607

For the three and six months ended June 30, 2026 and 2025, the summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$229,618	$225,332	$451,956	$448,094
Interest expense	114,924	124,114	222,528	244,254
Administrative and operating expenses	81,669	70,401	167,853	138,661
Income tax provision	8,033	6,590	14,943	14,083
Net income	$24,992	$24,227	$46,632	$51,096

For the Canadian Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest and other income from affiliates	$12,976	$14,523	$25,815	$28,751
Interest expense to affiliates	34,035	39,955	60,996	77,483

As of June 30, 2026 and December 31, 2025, the summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows (in thousands of dollars):

	June 30,	December 31,
	2026	2025
Cash	$69,982	$284,467
Restricted cash and cash equivalents	46,107	57,975
Receivables, less allowance for credit losses of $57,336 and $51,064	5,865,104	5,970,551
Equipment on operating leases, net	1,596,244	1,569,896
Short-term debt, including current maturities of long-term debt	2,093,269	2,563,810
Accounts payable and other accrued liabilities	661,456	732,741
Long-term debt	5,639,433	4,752,929

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC as of June 30, 2026 and December 31, 2025 were as follows (in thousands of dollars):

	June 30,	December 31,
	2026	2025
Affiliated accounts and notes receivable	$4,120,048	$3,227,605
Accounts payable and other accrued liabilities	4,642,084	4,573,540

Other Data

	As of or for the
	Six Months Ended June 30,
	2026	2025

	(in thousands of dollars)
Receivables, less unearned finance income and unamortized deferred fees and costs	$13,701,329	$14,141,801
Equipment on operating leases, net	1,596,244	1,506,005
Total portfolio	$15,297,573	$15,647,806
Delinquency (1)	1.28%	1.25%
Average gross receivables balance	$13,765,504	$14,295,581
Net credit loss (2)	0.48%	0.36%
Profitability: (3)
Return on average portfolio (4)	1.49%	1.52%
Asset Quality:
Allowance for credit losses / gross receivables	1.13%	1.00%
(1)	Delinquency is reported on gross receivables greater than 30 days past due, expressed as a percentage of the gross receivables as of the end of the respective period.
(2)	Net credit losses on the receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the average balance of gross receivables for the same period.
(3)	Six months ended June 30, 2026 and 2025 annualized.
(4)	Net income for the period expressed as a percentage of the average portfolio balance.

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2025 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended June 30, 2026.

Cautionary Note on Forward-Looking Statements

This Quarterly Report includes all statements other than statements of historical fact contained in this filing, including competitive strengths, business strategy, future financial position or operating results, budgets, projections with respect to revenue, income, capital expenditures, dividends, liquidity, capital structure or other financial items, costs, and plans and objectives of management regarding operations, products and services, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements also include, but are not limited to, statements regarding the plans, objectives, strategies, financial performance and outlook, trends, and future performance of CNH and its subsidiaries on a stand-alone basis. These statements may include terminology such as “may,” “will,” “expect,” “could,” “should,” “intend,” “estimate,” “anticipate,” “believe,” “outlook,” “continue,” “remain,” “on track,” “design,” “target,” “objective,” “goal,” “forecast,” “projection,” “prospects,” “plan,” or similar terminology. Forward-looking statements are not guarantees of future performance. Rather, they are based on current views, expectations, estimates, and assumptions, including, in some cases, estimates and data received from third parties, and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize (or they occur with a degree of severity that the Company is unable to predict) or if any other assumptions underlying any of the forward-looking statements prove to be incorrect, actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.

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

The foregoing list of factors is not exhaustive. CNH Capital expressly disclaims any intention or obligation to provide, update or revise any forward-looking statements in this document to reflect any change in expectations or any change in events, conditions or circumstances on which these forward-looking statements are based.

Further information concerning CNH Capital, including factors that potentially could materially affect CNH Capital’s financial results, is included in the CNH Capital’s reports and filings with the U.S. Securities and Exchange Commission (“SEC”).

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Based on this evaluation of our disclosure controls and procedures as of June 30, 2026, our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CNH INDUSTRIAL CAPITAL LLC
Date: August 3, 2026	/s/ Douglas MacLeod
Douglas MacLeod, Chairman, President and Director
(Principal Executive Officer)

Date: August 3, 2026	/s/ Fabiola Temponi e Goes
Fabiola Temponi e Goes, Chief Financial Officer and Assistant Treasurer
(Principal Financial Officer and Principal Accounting Officer)