Form 10-Q
period 2026-09-30
CNH Industrial Capital LLC
filed 2026-11-09
CIK 1552493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

As of September 30, 2026, all of the limited liability company interests of the registrant were held by CNH Industrial America LLC, a wholly-owned subsidiary of CNH Industrial N.V.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(in thousands of dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUES
Interest income on retail notes and finance leases	$101,933	$100,719	$300,759	$290,412
Rental income on operating leases	66,743	64,692	193,704	185,614
Revolving charge account income	13,846	12,526	37,146	34,590
Interest income on wholesale notes	23,574	34,250	73,284	106,746
Interest and other income from affiliates	117,102	119,683	352,501	364,576
Other income	5,172	5,086	14,433	11,200
Total revenues	328,370	336,956	971,827	993,138
EXPENSES
Interest expense:
Interest expense to third parties	157,074	165,920	467,182	497,239
Interest expense to affiliates	1,132	762	1,536	1,479
Total interest expense	158,206	166,682	468,718	498,718
Administrative and operating expenses:
Fees charged by affiliates	13,488	12,597	39,436	37,200
Provision for credit losses	29,749	22,100	74,099	63,640
Depreciation of equipment on operating leases	49,105	49,020	146,926	143,506
Other expenses, net	13,689	9,196	29,945	18,858
Total administrative and operating expenses	106,031	92,913	290,406	263,204
Total expenses	264,237	259,595	759,124	761,922
INCOME BEFORE TAXES	64,133	77,361	212,703	231,216
Income tax provision	11,804	18,653	47,439	54,959
NET INCOME	$52,329	$58,708	$165,264	$176,257

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(in thousands of dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
NET INCOME	$52,329	$58,708	$165,264	$176,257
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,537	(8,300)	(15,540)	13,888
Pension liability adjustment	3	(84)	15	(269)
Change in derivative financial instruments	4,407	(442)	4,373	(3,501)
Total other comprehensive income (loss), net of tax	5,947	(8,826)	(11,152)	10,118
COMPREHENSIVE INCOME	$58,276	$49,882	$154,112	$186,375

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

(in thousands of dollars)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Cash	$71,558	$353,129
Restricted cash and cash equivalents	356,799	368,247
Receivables, less allowance for credit losses of $169,287 and $146,397, respectively	13,602,404	13,549,667
Affiliated accounts and notes receivable	177,428	291,695
Equipment on operating leases, net	1,613,762	1,569,896
Equipment held for sale	46,290	40,458
Goodwill	107,413	108,283
Other intangible assets, net	25,383	25,329
Other assets	166,643	140,009
TOTAL	$16,167,680	$16,446,713
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Short-term debt (including current maturities of long-term debt)	$4,443,432	$6,008,699
Accounts payable and other accrued liabilities	788,343	711,307
Affiliated debt	—	48,497
Long-term debt	9,342,830	8,059,298
Total liabilities	14,574,605	14,827,801
Commitments and contingent liabilities (Note 12)
Stockholder’s equity:
Member’s capital	—	—
Paid-in capital	918,373	918,322
Accumulated other comprehensive loss	(170,694)	(159,542)
Retained earnings	845,396	860,132
Total stockholder’s equity	1,593,075	1,618,912
TOTAL	$16,167,680	$16,446,713

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

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

	September 30,	December 31,
	2026	2025
Restricted cash and cash equivalents	$356,799	$368,247
Receivables, less allowance for credit losses of $86,458 and $74,101, respectively	7,802,432	8,245,122
TOTAL	$8,159,231	$8,613,369

Short-term debt (including current maturities of long-term debt)	$3,684,723	$4,137,537
Long-term debt	3,842,768	3,962,842
TOTAL	$7,527,491	$8,100,379

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(in thousands of dollars)

(Unaudited)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$165,264	$176,257
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation on property and equipment and equipment on operating leases	147,031	143,506
Amortization of intangibles	3,322	2,694
Provision for credit losses	74,099	63,640
Deferred income tax expense (benefit)	12,123	(14,803)
Gains on sale of used equipment	(1,087)	—
Other non-cash items	26,308	31,795
Changes in components of working capital:
Change in affiliated accounts receivables	27,379	109,425
Change in other assets and equipment held for sale	(39,798)	(26,966)
Change in accounts payable and other accrued liabilities	76,066	(41,686)
Net cash from operating activities	490,707	443,862
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to receivables (retail customer, revolving charge accounts and wholesale)	(10,153,189)	(10,219,846)
Collections of receivables (retail customer, revolving charge accounts and wholesale)	9,937,433	10,395,594
Change in affiliated cash pooling receivables, net	77,322	(402,885)
Cost of affiliated notes receivables acquired	(3,000)	(3,000)
Collections of affiliated notes receivables	10,744	11,518
Purchase of equipment on operating leases	(430,556)	(455,887)
Proceeds from disposal of equipment on operating leases	216,133	244,336
Change in property, equipment and software, net	(4,603)	(8,444)
Net cash used in investing activities	(349,716)	(438,614)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in affiliated debt, net	(47,932)	—
Proceeds from issuance of long-term debt	4,236,612	3,445,381
Payment of long-term debt	(4,066,830)	(2,931,861)
Change in committed asset-backed facilities, net	(408,300)	(64,082)
Change in short-term borrowings, net	34,856	(439,052)
Dividends paid to CNH Industrial America LLC	(180,000)	(180,000)
Net cash (used in) from financing activities	(431,594)	(169,614)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,416)	2,562
DECREASE IN CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	(293,019)	(161,804)
CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Beginning of period	721,376	833,343
End of period	$428,357	$671,539
COMPONENTS OF CASH AND RESTRICTED CASH AND CASH EQUIVALENTS
Cash	$71,558	$288,414
Restricted cash and cash equivalents	356,799	383,125
TOTAL CASH AND RESTRICTED CASH AND CASH EQUIVALENTS	$428,357	$671,539
CASH PAID DURING THE PERIOD FOR INTEREST	$458,250	$477,654
CASH PAID DURING THE PERIOD FOR TAXES	$103,305	$48,427

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(in thousands of dollars)

(Unaudited)

			Accumulated
			Other
	Member’s	Paid-in	Comprehensive	Retained
	Capital	Capital	Income (Loss)	Earnings	Total
BALANCE - January 1, 2026	$—	$918,322	$(159,542)	$860,132	$1,618,912
Net income	—	—	—	52,384	52,384
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	(7,643)	—	(7,643)
Stock compensation	—	(39)	—	—	(39)
Pension liability adjustment, net of tax	—	—	6	—	6
Change in derivative financial instruments, net of tax	—	—	869	—	869
BALANCE - March 31, 2026	$—	$918,283	$(166,310)	$852,516	$1,604,489
Net income	—	—	—	60,551	60,551
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	(9,434)	—	(9,434)
Stock compensation	—	(69)	—	—	(69)
Pension liability adjustment, net of tax	—	—	6	—	6
Change in derivative financial instruments, net of tax	—	—	(903)	—	(903)
BALANCE - June 30, 2026	$—	$918,214	$(176,641)	$853,067	$1,594,640
Net income	—	—	—	52,329	52,329
Dividends paid to CNH Industrial America LLC	—	—	—	(60,000)	(60,000)
Foreign currency translation adjustment	—	—	1,537	—	1,537
Stock compensation	—	159	—	—	159
Pension liability adjustment, net of tax	—	—	3	—	3
Change in derivative financial instruments, net of tax	—	—	4,407	—	4,407
BALANCE - September 30, 2026	$—	$918,373	$(170,694)	$845,396	$1,593,075

See the accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

NOTE 3: ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the components of the Company’s accumulated other comprehensive income (“AOCI”) balance and related tax effects were as follows:

	Currency	Pension	Unrealized
	Translation	Liability	(Losses) Gains
	Adjustment	(Asset)	on Derivatives	Total
Three Months Ended September 30, 2026:
Beginning balance, gross	$(175,370)	$(31)	$(1,632)	$(177,033)
Tax asset	—	11	381	392
Beginning balance, net of tax	(175,370)	(20)	(1,251)	(176,641)
Other comprehensive income (loss) before reclassifications	1,537	(92)	6,042	7,487
Amounts reclassified from accumulated other comprehensive income (loss)	—	97	(52)	45
Tax effects	—	(2)	(1,583)	(1,585)
Net current-period other comprehensive income (loss)	1,537	3	4,407	5,947
Total	$(173,833)	$(17)	$3,156	$(170,694)

Nine Months Ended September 30, 2026:
Beginning balance, gross	$(158,293)	$(46)	$(1,556)	$(159,895)
Tax asset	—	14	339	353
Beginning balance, net of tax	(158,293)	(32)	(1,217)	(159,542)
Other comprehensive income (loss) before reclassifications	(15,540)	(268)	6,244	(9,564)
Amounts reclassified from accumulated other comprehensive income (loss)	—	288	(330)	(42)
Tax effects	—	(5)	(1,541)	(1,546)
Net current-period other comprehensive income (loss)	(15,540)	15	4,373	(11,152)
Total	$(173,833)	$(17)	$3,156	$(170,694)

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

	Currency	Pension	Unrealized
	Translation	Liability	(Losses) Gains
	Adjustment	(Asset)	on Derivatives	Total
Three Months Ended September 30, 2025:
Beginning balance, gross	$(157,698)	$(984)	$(1,383)	$(160,065)
Tax asset	—	246	316	562
Beginning balance, net of tax	(157,698)	(738)	(1,067)	(159,503)
Other comprehensive income (loss) before reclassifications	(8,300)	(119)	256	(8,163)
Amounts reclassified from accumulated other comprehensive income (loss)	—	9	(840)	(831)
Tax effects	—	26	142	168
Total	(8,300)	(84)	(442)	(8,826)
	$(165,998)	$(822)	$(1,509)	$(168,329)

Nine Months Ended September 30, 2025:
Beginning balance, gross	$(179,886)	$(739)	$2,632	$(177,993)
Tax asset (liability)	—	186	(640)	(454)
Beginning balance, net of tax	(179,886)	(553)	1,992	(178,447)
Other comprehensive income (loss) before reclassifications	13,888	(384)	(1,938)	11,566
Amounts reclassified from accumulated other comprehensive income (loss)	—	29	(2,661)	(2,632)
Tax effects	—	86	1,098	1,184
Net current-period other comprehensive income (loss)	13,888	(269)	(3,501)	10,118
Total	$(165,998)	$(822)	$(1,509)	$(168,329)

NOTE 4: RECEIVABLES

	September 30,	December 31,
	2026	2025
Retail notes	$2,140,794	$1,987,533
Revolving charge accounts	322,221	239,314
Finance leases	243,042	252,921
Wholesale	1,246,627	1,205,873
Restricted receivables	9,819,007	10,010,423
	13,771,691	13,696,064
Less: Allowance for credit losses	(169,287)	(146,397)
Total receivables, net	$13,602,404	$13,549,667

The receivables balances at September 30, 2026 and December 31, 2025 included unearned finance income and unamortized deferred fees and costs of $465,583 and $511,869, respectively.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

Restricted Receivables and Securitization

	September 30,	December 31,
	2026	2025
Retail notes	$6,705,555	$7,050,791
Wholesale	3,113,452	2,959,632
	9,819,007	10,010,423
Less: Allowance for credit losses	(88,089)	(74,100)
Total restricted receivables, net	$9,730,918	$9,936,323

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

Under its Global Master Repurchase Agreement, which expires in September 2027, the Company had $303,236 (C$430,085) of Canadian receivables outstanding as of September 30, 2026, with an obligation to repurchase such receivables in 30 days. As of December 31, 2025, the Company had $328,662 (C$450,000) outstanding under this agreement.

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

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Three Months Ended September 30, 2026:
Beginning balance	$141,953	$7,795	$4,657	$154,405
Charge-offs	(12,458)	(3,166)	(4)	(15,628)
Recoveries	386	343	3	732
Provision (benefit)	25,985	3,840	(76)	29,749
Foreign currency translation and other	21	1	7	29
Ending balance	$155,887	$8,813	$4,587	$169,287

Nine Months Ended September 30, 2026:
Beginning balance	$133,439	$6,542	$6,416	$146,397
Charge-offs	(45,084)	(6,834)	(1,086)	(53,004)
Recoveries	1,084	846	333	2,263
Provision (benefit)	66,860	8,280	(1,041)	74,099
Foreign currency translation and other	(412)	(21)	(35)	(468)
Ending balance	$155,887	$8,813	$4,587	$169,287
Gross receivables:
Ending balance	$9,089,391	$322,221	$4,360,079	$13,771,691

		Revolving
	Retail	Charge
	Customer	Accounts	Wholesale	Total
Three Months Ended September 30, 2025:
Beginning balance	$125,950	$8,428	$7,282	$141,660
Charge-offs	(14,530)	(2,499)	(184)	(17,213)
Recoveries	228	221	5	454
Provision (benefit)	18,993	3,519	(412)	22,100
Foreign currency translation and other	(156)	(10)	(20)	(186)
Ending balance	$130,485	$9,659	$6,671	$146,815

Nine Months Ended September 30, 2025:
Beginning balance	$114,935	$7,603	$7,445	$129,983
Charge-offs	(42,986)	(5,586)	(218)	(48,790)
Recoveries	937	660	13	1,610
Provision (benefit)	57,278	6,963	(601)	63,640
Foreign currency translation and other	321	19	32	372
Ending balance	$130,485	$9,659	$6,671	$146,815
Gross receivables:
Ending balance	$9,289,909	$299,011	$4,396,218	$13,985,138

The allowance for credit losses increased during the first nine months of 2026 due to higher delinquencies and continued elevated loss trends.

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

The aging of receivables and gross charge-offs by vintage as of September 30, 2026 were as follows:

				Greater
		31 – 60 Days	61 – 90 Days	Than	Total	Gross
	Current	Past Due	Past Due	90 Days	Receivables	Charge-offs
Retail customer
United States
2026	$2,091,406	$6,033	$1,371	$2,597	$2,101,407	$257
2025	2,230,981	15,994	7,577	8,325	2,262,877	9,304
2024	1,513,001	11,136	5,252	12,760	1,542,149	15,627
2023	792,616	7,065	2,787	14,150	816,618	10,415
2022	347,251	3,071	1,300	5,553	357,175	4,058
Prior to 2022	144,819	1,763	430	37,275	184,287	1,707
Total	$7,120,074	$45,062	$18,717	$80,660	$7,264,513	$41,368
Canada
2026	$792,928	$1,038	$—	$—	$793,966	$169
2025	571,202	2,905	805	657	575,569	1,059
2024	248,396	1,718	427	1,762	252,303	1,369
2023	94,121	663	145	318	95,247	496
2022	66,914	490	103	803	68,310	341
Prior to 2022	38,762	166	39	516	39,483	282
Total	$1,812,323	$6,980	$1,519	$4,056	$1,824,878	$3,716
Revolving charge accounts
United States	$289,893	$5,480	$2,669	$1,428	$299,470	$6,309
Canada	$21,478	$570	$490	$213	$22,751	$525
Wholesale
United States	$3,390,018	$—	$—	$—	$3,390,018	$1,086
Canada	$970,061	$—	$—	$—	$970,061	$—
Total
Retail customer	$8,932,397	$52,042	$20,236	$84,716	$9,089,391	$45,084
Revolving charge accounts	$311,371	$6,050	$3,159	$1,641	$322,221	$6,834
Wholesale	$4,360,079	$—	$—	$—	$4,360,079	$1,086

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

The aging of receivables and gross charge-offs by vintage as of December 31, 2025 were as follows:

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

Included in the receivables balance at September 30, 2026 and December 31, 2025 is accrued interest of $107,663 and $99,265, respectively. The Company does not include accrued interest in its allowance for credit losses.

Recognition of income is generally suspended when management determines that collection of future finance income is not probable or when an account becomes 90 days past due, whichever occurs first. Accrued interest is charged-off to interest income and such amounts were not material for the three and nine months ended September 30, 2026 and 2025. Interest accrual is resumed if the receivable becomes contractually current and collection becomes probable. Previously suspended income is recognized at that time.

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

Receivables on Nonaccrual Status

	September 30,	December 31,
	2026	2025
Retail Customer
United States	$86,596	$102,485
Canada	$4,703	$6,359
Revolving charge accounts
United States	$1,428	$1,208
Canada	$213	$99
Wholesale
United States	$1,776	$18,857
Canada	$—	$—

As of September 30, 2026 and December 31, 2025, receivables on nonaccrual status without an allowance and the related interest income for the three and nine months ended September 30, 2026 and 2025 were immaterial.

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

As of September 30, 2026 and 2025, modifications of retail customer and wholesale receivables for customers experiencing financial difficulties were immaterial, and defaults and subsequent write‑offs of modified receivables during the preceding twelve months were not significant.

NOTE 5: EQUIPMENT ON OPERATING LEASES

Lease payments owed to the Company for equipment under non-cancelable operating leases (excluding deferred operating lease subsidy of $89,778) were as follows:

September 30,
2026
2026	$58,760
2027	187,870
2028	110,967
2029	51,226
2030 and thereafter	23,932
Total lease payments	$432,755

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

NOTE 6: CREDIT FACILITIES AND DEBT

On July 15, 2026, CNH Industrial Capital LLC repaid the principal amount of $600,000 of its 1.450% unsecured notes due 2026.

On August 11, 2026, CNH Capital Canada repaid the principal amount of $287,320 (C$400,000) of its 5.500% unsecured notes due 2026.

On September 16, 2026, the Company extended the maturity date of the U.S. retail committed asset-backed facility to September 2028.

On September 25, 2026, CNH Capital Canada completed a private placement offering of $141,380 (C$200,000) in aggregate principal amount of its 4.000% unsecured notes due 2028, with an issue price of 99.935%.

On September 25, 2026, CNH Capital Canada completed a private placement offering of $247,415 (C$350,000) in aggregate principal amount of its 4.400% unsecured notes due 2030, with an issue price of 99.989%.

Repurchase Agreement

The Company is a party to a Global Master Repurchase Agreement which expires in September 2027. As of September 30, 2026, the Company had sold, and not yet repurchased, $303,236 (C$430,085) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

As of September 30, 2026, committed and uncommitted unsecured facilities with banks totaled $740,797, with no amounts drawn as of that date. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. A portion of the available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. The Company’s outstanding commercial paper totaled $149,998 as of September 30, 2026.

NOTE 7: INCOME TAXES

The effective tax rates for the three months ended September 30, 2026 and 2025 were 18.4% and 24.1%, respectively. The effective tax rate was 22.3% for the nine months ended September 30, 2026, compared to 23.8% for the same period in 2025. The decrease in the effective tax rate for the three months ended September 30, 2026 compared to the same period in 2025 was primarily attributable to favorable discrete tax adjustments recorded during the third quarter of 2026, including provision-to-return adjustments and adjustments related to the 2021-2023 Canadian amended returns.

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

Interest Rate Derivatives

The Company uses interest rate derivatives to manage interest rate exposures arising in the normal course of business. Interest rate derivatives that have been designated as cash flow hedges are used by the Company to mitigate the risk of rising interest rates related to existing debt and anticipated issuance of fixed-rate debt in future periods. Gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt. As of September 30, 2026, the maximum length of time over which the Company is hedging its interest rate exposure through the use of derivative instruments designated in cash flow hedge relationships was 43 months. As of September 30, 2026, the after-tax losses deferred in accumulated other comprehensive income (loss) that will be recognized in interest expense over the next 12 months were approximately $403.

The Company also enters into offsetting interest rate derivatives with substantially similar economic terms that are not designated as hedging instruments to mitigate interest rate risk related to the Company’s committed asset-backed facilities. Unrealized and realized gains and losses resulting from fair value changes in these instruments are recognized directly in income and were insignificant for the three and nine months ended September 30, 2026 and 2025.

All of the Company’s interest rate derivatives as of September 30, 2026 and December 31, 2025 are considered Level 2. The fair market value of these derivatives is calculated using market data input and can be compared to actively traded derivatives. The total notional amount of the Company’s interest rate derivatives was $5,917,093 and $6,305,019 at September 30, 2026 and December 31, 2025, respectively. The ten-month average notional amounts for the nine months ended September 30, 2026 and 2025 were $6,139,562 and $4,820,390, respectively.

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

Financial Statement Impact of the Company’s Derivatives

The fair values of the Company’s derivatives in the consolidated balance sheets were recorded as follows:

	September 30,	December 31,
	2026	2025
Derivatives Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$8,690	$30,282
Accounts payable and other accrued liabilities:
Interest rate derivatives	$36,704	$4,542
Derivatives Not Designated as Hedging Instruments
Other assets:
Interest rate derivatives	$33,538	$11,372
Foreign exchange contracts	2,710	—
Total	$36,248	$11,372
Accounts payable and other accrued liabilities:
Interest rate derivatives	$33,538	$11,372
Foreign exchange contracts	2,282	—
Total	$35,820	$11,372

Pre-tax gains (losses) on the consolidated statements of income and comprehensive income related to the Company’s derivatives were recorded in the following accounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cash Flow Hedges
Recognized in accumulated other comprehensive income (loss):
Interest rate derivatives	$6,042	$256	$6,244	$(1,938)
Reclassified from accumulated other comprehensive income (loss):
Interest rate derivatives—Interest expense to third parties	$52	$840	$330	$2,661
Not Designated as Hedges
Foreign exchange contracts—Other expenses, net	$(1,098)	$(691)	$(6,330)	$20,413

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis, all of which are measured as Level 2:

	September 30,	December 31,
	2026	2025
Assets
Interest rate derivatives	$42,228	$41,654
Foreign exchange contracts	2,710	—
Total assets	$44,938	$41,654
Liabilities
Interest rate derivatives	$70,242	$15,914
Foreign exchange contracts	2,282	—
Total liabilities	$72,524	$15,914

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

Financial Instruments Not Carried at Fair Value

	September 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value *	Amount	Fair Value *
Receivables	$13,602,404	$13,621,724	$13,549,667	$13,608,889
Long-term debt	$9,342,830	$9,190,773	$8,059,298	$8,164,425

______________

*	Under the fair value hierarchy, receivables measurements are classified as Level 3 and long-term debt measurements are classified as Level 2.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUES
Revenues and other income from third parties	$211,268	$217,273	$619,326	$628,562
Interest and other income from affiliates	117,102	119,683	352,501	364,576
Total revenues	328,370	336,956	971,827	993,138
EXPENSES
Interest expense to third parties	$157,074	$165,920	467,182	497,239
Interest expense to affiliates	1,132	762	1,536	1,479
Fees charged by affiliates	13,488	12,597	39,436	37,200
Provision for credit losses	29,749	22,100	74,099	63,640
Depreciation of equipment on operating leases	49,105	49,020	146,926	143,506
Gains on sale of used equipment	(758)	(123)	(1,087)	(2,122)
Other general and administrative	14,447	9,319	31,032	20,980
Income tax provision	11,804	18,653	47,439	54,959
Total expenses	276,041	278,248	806,563	816,881
SEGMENT NET INCOME	52,329	58,708	165,264	176,257
Adjustments and reconciling items	—	—	—	—
NET INCOME	$52,329	$58,708	$165,264	$176,257

CNH INDUSTRIAL CAPITAL LLC AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of dollars)

(Unaudited)

NOTE 10: GEOGRAPHICAL INFORMATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
United States	$266,052	$271,706	$783,127	$807,031
Canada	62,810	65,519	190,998	194,379
Eliminations	(492)	(269)	(2,298)	(8,272)
Total	$328,370	$336,956	$971,827	$993,138
Interest expense
United States	$130,216	$136,245	$385,045	$413,700
Canada	28,482	30,706	85,971	93,290
Eliminations	(492)	(269)	(2,298)	(8,272)
Total	$158,206	$166,682	$468,718	$498,718
Net income
United States	$45,124	$48,107	$138,269	$140,404
Canada	7,205	10,601	26,995	35,853
Total	$52,329	$58,708	$165,264	$176,257
Depreciation and amortization
United States	$35,997	$35,472	$107,458	$103,954
Canada	14,309	14,588	42,895	42,246
Total	$50,306	$50,060	$150,353	$146,200
Expenditures for equipment on operating leases
United States	$115,448	$99,784	$320,938	$346,905
Canada	34,203	36,310	109,618	108,982
Total	$149,651	$136,094	$430,556	$455,887
Provision for credit losses
United States	$27,297	$19,758	$66,057	$58,164
Canada	2,452	2,342	8,042	5,476
Total	$29,749	$22,100	$74,099	$63,640

	As of	As of
	September 30,	December 31,
	2026	2025
Total assets
United States	$12,808,376	$12,981,088
Canada	3,510,818	3,494,190
Eliminations	(151,514)	(28,565)
Total	$16,167,680	$16,446,713
Gross receivables
United States	$10,954,001	$10,872,402
Canada	2,817,690	2,823,662
Total	$13,771,691	$13,696,064

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

The summary of sources included in “Interest and other income from affiliates” in the accompanying consolidated statements of income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Subsidy from CNH North America
Retail customer	$63,036	$67,802	$192,459	$198,553
Operating lease	10,658	9,987	31,147	29,584
Revolving charge accounts	1,592	1,259	4,282	3,688
Wholesale	41,251	38,556	120,271	125,684
Income from affiliated receivables
CNH North America	—	1,486	2,443	4,984
Banco CNH Industrial Capital Brazil	405	402	1,411	1,405
Other affiliates	160	191	488	678
Total interest and other income from affiliates	$117,102	$119,683	$352,501	$364,576

Interest expense to affiliates was $1,132 and $762, respectively, for the three months ended September 30, 2026 and 2025, and $1,536 and $1,479, respectively, for the nine months ended September 30, 2026 and 2025. Fees charged by affiliates were $13,488 and $12,597, respectively, for the three months ended September 30, 2026 and 2025, and $39,436 and $37,200, respectively, for the nine months ended September 30, 2026 and 2025, which amounts consist of payroll and other human resource services CNH America performs on behalf of the Company.

The Company had various accounts and notes receivable and debt with the following affiliates:

	September 30,	December 31,
	2026	2025
Affiliated receivables
CNH America	$69,113	$235,745
CNH Canada	71,117	11,126
Banco CNH Industrial Capital Brazil	12,866	24,223
CNH Industrial Capital South America	11,653	8,098
Other affiliates	12,679	12,503
Total affiliated receivables	$177,428	$291,695
Affiliated debt
Other affiliates	$—	$48,497
Total affiliated debt	$—	$48,497

Accounts payable and other accrued liabilities, including tax payables, of $114,999 and $68,029 were payable to related parties as of September 30, 2026 and December 31, 2025, respectively.

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

Commitments

The Company had various agreements, on an uncommitted basis, to extend credit for the following portfolios:

	September 30, 2026
	Total
	Credit Limit	Utilized	Not Utilized
Wholesale and dealer financing	$7,910,836	$4,265,815	$3,645,021
Revolving charge accounts	$2,958,669	$328,532	$2,630,137

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

Trends and Economic Conditions

Global agriculture market conditions remained challenging during the first nine months of 2026. Farm income and capital spending remained under pressure from elevated input costs, higher financing costs, and continued uncertainty related to trade and agricultural policy, resulting in subdued demand for agriculture equipment. While farmer sentiment remained cautious, commodity markets demonstrated signs of improvement, with pricing strengthening in certain crop markets. CNH continues to view the current environment as a cyclical market downturn and remains focused on disciplined production and inventory management, operational efficiency, strategic cost actions, and investment in Precision Technology and innovation.

Our business is closely tied to the agricultural and construction equipment industries because we offer financing products for such equipment. For the three months ended September 30, 2026, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $1,025.1 million and $446.6 million, respectively, representing an increase of 2.6% and 11.5% from the same period in 2025, respectively. For the nine months ended September 30, 2026, CNH’s net sales of agricultural equipment and net sales of construction equipment generated in North America were $3,269.2 million and $1,216.6 million, respectively, representing an increase of 3.2% and 10.5% from the same period in 2025, respectively.

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

Net income was $52.3 million and $165.3 million for the three and nine months ended September 30, 2026, respectively, compared to $58.7 million and $176.3 million for the same periods in 2025, respectively. The quarter-over-quarter decrease was driven by higher credit loss provisions and increased other expenses, net, due to certain discrete items recognized during the period, partially offset by a lower effective tax rate. The year-over-year decrease was driven by higher credit loss provisions, increased other expenses, net, due to certain discrete items recognized during the period and higher labor costs, partially offset by a lower effective tax rate and improved margins. The receivables balance greater than 30 days past due as a percentage of receivables was 1.2% at September 30, 2026, 1.3% at December 31, 2025 and 1.1% at September 30, 2025.

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

Results of Operations

Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025

Revenues

	Three Months Ended
	September 30,
(In thousands of dollars)	2026	2025	$ Change	% Change
Interest income on retail notes and finance leases	$101,933	$100,719	$1,214	1.2%
Rental income on operating leases	66,743	64,692	2,051	3.2
Interest income on revolving charge accounts	13,846	12,526	1,320	10.5
Interest income on wholesale notes	23,574	34,250	(10,676)	(31.2)
Interest and other income from affiliates	117,102	119,683	(2,581)	(2.2)
Other income	5,172	5,086	86	1.7
Total revenues	$328,370	$336,956	$(8,586)	(2.5)%

	Nine Months Ended
	September 30,
(In thousands of dollars)	2026	2025	$ Change	% Change
Interest income on retail notes and finance leases	$300,759	$290,412	$10,347	3.6%
Rental income on operating leases	193,704	185,614	8,090	4.4
Interest income on revolving charge accounts	37,146	34,590	2,556	7.4
Interest income on wholesale notes	73,284	106,746	(33,462)	(31.3)
Interest and other income from affiliates	352,501	364,576	(12,075)	(3.3)
Other income	14,433	11,200	3,233	28.9
Total revenues	$971,827	$993,138	$(21,311)	(2.1)%

Total revenues decreased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to a lower average portfolio. The average portfolio yield was 8.4% and 8.5% for the three months ended September 30, 2026 and 2025, respectively, and 8.4% for both the nine months ended September 30, 2026 and 2025.

For the three months ended September 30, 2026, the increase in interest income on retail notes and finance leases from the same period in 2025 was primarily due to the favorable impact of $2.8 million from higher interest rates, partially offset by a $1.6 million unfavorable impact from lower average earning assets. For the nine months ended September 30, 2026, the increase from the same period in 2025 was due to the favorable impact of $11.0 million from higher interest rates, partially offset by a $0.7 million unfavorable impact from lower average earning assets.

For the three months ended September 30, 2026, the increase in rental income on operating leases from the same period in 2025 was primarily due to a $4.4 million favorable impact from higher average earning assets, partially offset by a $2.3 million unfavorable impact from lower interest rates. For the nine months ended September 30, 2026, the increase from the same period in 2025 was due to a $14.7 million favorable impact from higher average earning assets, partially offset by a $6.6 million unfavorable impact from lower interest rates.

For the three months ended September 30, 2026, the decrease in interest income on wholesale notes from the same period in 2025 was primarily due to the unfavorable impacts of $6.8 million from lower average earning assets and $3.9 million from lower interest rates. For the nine months ended September 30, 2026, the decrease from the same period in 2025 was due to the unfavorable impacts of $17.8 million from lower average earning assets and $15.7 million from lower interest rates.

The primary components of affiliated income and their drivers are summarized below.

◾	Compensation from CNH North America for retail low-rate financing programs and interest waiver programs offered to customers was $63.0 million and $192.5 million for the three and nine months ended September 30, 2026, respectively, a decrease of $4.8 million and $6.1 million from the same periods in 2025, respectively. The decreases were primarily due to lower volumes and changes in retail program mix.
◾	For select operating leases, compensation from CNH North America for the difference between market rental rates and the amounts paid by customers was $10.7 million and $31.1 million for the three and nine months ended September 30, 2026, respectively, an increase of $0.7 million and $1.6 million from the same periods in 2025, respectively. The increases were primarily due to a higher average earning assets and changes in retail program mix.
◾	For revolving charge accounts, compensation from CNH North America for low-rate financing programs and interest waiver programs offered to customers was $1.6 million and $4.3 million for the three and nine months ended September 30, 2026, respectively, an increase of $0.3 million and $0.6 million from the same periods in 2025, respectively. The increases were primarily due to changes in promotional programming mix and higher average earning assets.
◾	For the three and nine months ended September 30, 2026, compensation from CNH North America for wholesale marketing programs was $41.3 million and $120.3 million, respectively, an increase of $2.7 million and a decrease of $5.4 million from the same periods in 2025, respectively. The quarter-over-quarter increase was due to restocking of new inventory and associated wholesale subsidy recognition. The year-over-year decrease was primarily due to destocking efforts and lower base rates.

Expenses

	Three Months Ended
	September 30,
(In thousands of dollars)	2026	2025	$ Change	% Change
Total interest expense	$158,206	$166,682	$(8,476)	(5.1)%
Fees charged by affiliates	13,488	12,597	891	7.1
Provision for credit losses	29,749	22,100	7,649	34.6
Depreciation of equipment on operating leases	49,105	49,020	85	0.2
Other expenses, net	13,689	9,196	4,493	48.9
Total expenses	$264,237	$259,595	$4,642	1.8%

	Nine Months Ended
	September 30,
(In thousands of dollars)	2026	2025	$ Change	% Change
Total interest expense	$468,718	$498,718	$(30,000)	(6.0)%
Fees charged by affiliates	39,436	37,200	2,236	6.0
Provision for credit losses	74,099	63,640	10,459	16.4
Depreciation of equipment on operating leases	146,926	143,506	3,420	2.4
Other expenses, net	29,945	18,858	11,087	58.8
Total expenses	$759,124	$761,922	$(2,798)	(0.4)%

The decrease in total interest expense for the three months ended September 30, 2026 was primarily due to the favorable impacts of $4.8 million from lower average total debt and $3.7 million from lower average interest rates. For the nine months ended September 30, 2026, the decrease from the same period in 2025 was due to the favorable impacts of $17.2 million from lower average interest rates and $12.8 million from lower average total debt. The average debt cost was 4.6% for the nine months ended September 30, 2026 compared to 4.7% for the nine months ended September 30, 2025.

Fees charged by affiliates increased in the first nine months of 2026 due to higher payroll and other human resource services provided by CNH America on behalf of the Company.

For the three and nine months ended September 30, 2026, the provision for credit losses increased, primarily reflecting higher delinquency levels and loss severity trends.

Depreciation on operating lease equipment increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to a larger average operating lease portfolio.

Other expenses increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to certain discrete items recognized during the period and higher general and administrative expenses.

The effective tax rates for the three months ended September 30, 2026 and 2025 were 18.4% and 24.1%, respectively. The effective tax rate was 22.3% for the nine months ended September 30, 2026, compared to 23.8% for the same period in 2025. The decrease in the effective tax rate for the three months ended September 30, 2026 compared to the same period in 2025 was primarily attributable to favorable discrete tax adjustments recorded during the third quarter of 2026, including provision-to-return adjustments and adjustments related to the 2021-2023 Canadian amended returns.

Receivables and Equipment on Operating Lease Originations

	Three Months Ended
	September 30,
(In thousands of dollars)	2026	2025	$ Change	% Change
Retail customer	$1,126,791	$1,183,194	$(56,403)	(4.8)%
Revolving charge accounts	311,392	294,684	16,708	5.7
Wholesale	1,871,033	1,888,823	(17,790)	(0.9)
Equipment on operating leases	149,651	136,094	13,557	10.0
Total originations	$3,458,867	$3,502,795	$(43,928)	(1.3)%

	Nine Months Ended
	September 30,
(In thousands of dollars)	2026	2025	$ Change	% Change
Retail customer	$3,237,095	$3,514,567	$(277,472)	(7.9)%
Revolving charge accounts	812,349	776,050	36,299	4.7
Wholesale	6,103,745	5,929,229	174,516	2.9
Equipment on operating leases	430,556	455,887	(25,331)	(5.6)
Total originations	$10,583,745	$10,675,733	$(91,988)	(0.9)%

Retail customer originations declined in both the quarter-to-date and year-to-date periods, primarily reflecting lower new equipment retail volumes and reduced penetration rates, partially offset by stronger used equipment activity in the quarter. Revolving charge account originations increased in both periods, supported by higher dealer sales of parts and service. Wholesale originations decreased quarter-to-date due to lower trade-in volumes, partially offset by higher new equipment deliveries, while year-to-date results reflected higher new equipment volumes partially offset by continued weakness in used equipment. Operating lease originations increased quarter-to-date, driven by an increased customer preference for lease products, but declined year-to-date due to lower new equipment retail volumes and reduced penetration rates.

Receivables and Equipment on Operating Leases Held

	September 30,	December 31,	September 30,
(In thousands of dollars)	2026	2025	2025
Retail customer	$9,089,391	$9,291,244	$9,289,909
Revolving charge accounts	322,221	239,314	299,011
Wholesale	4,360,079	4,165,506	4,396,218
Equipment on operating leases	1,613,762	1,569,896	1,520,114
Total receivables and equipment on operating leases	$15,385,453	$15,265,960	$15,505,252

The total balance of retail customer receivables greater than 30 days past due as a percentage of retail customer receivables was 1.7% at September 30, 2026, 1.8% at December 31, 2025 and 1.6% at September 30, 2025. The total revolving charge account receivables balance greater than 30 days past due as a percentage of the revolving charge account receivables was 3.4% at September 30, 2026, 4.1% at December 31, 2025 and 2.9% at September 30, 2025. The total wholesale receivables balance greater than 30 days past due as a percentage of the wholesale receivables was not significant at September 30, 2026, December 31, 2025 or September 30, 2025.

Total retail customer receivables on nonaccrual status were $91.3 million, $108.8 million and $97.9 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively. Total revolving charge account receivables on nonaccrual status were $1.6 million, $1.3 million and $1.6 million at of September 30, 2026, December 31, 2025 and September 30, 2025, respectively. Total wholesale receivables on nonaccrual status were $1.8 million, $18.9 million and $26.2 million at September 30, 2026 and December 31, 2025 and September 30, 2025, respectively.

Total receivable charge-offs and recoveries, by product were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2026	2025	2026	2025
Charge-offs:
Retail customer	$12,458	$14,530	$45,084	$42,986
Revolving charge accounts	3,166	2,499	6,834	5,586
Wholesale	4	184	1,086	218
Total charge-offs	15,628	17,213	53,004	48,790
Recoveries:
Retail customer	(386)	(228)	(1,084)	(937)
Revolving charge accounts	(343)	(221)	(846)	(660)
Wholesale	(3)	(5)	(333)	(13)
Total recoveries	(732)	(454)	(2,263)	(1,610)
Charge-offs, net of recoveries:
Retail customer	12,072	14,302	44,000	42,049
Revolving charge accounts	2,823	2,278	5,988	4,926
Wholesale	1	179	753	205
Total charge-offs, net of recoveries	$14,896	$16,759	$50,741	$47,180

Our allowance for credit losses on all receivables financed totaled $169.3 million at September 30, 2026, $146.4 million at December 31, 2025 and $146.8 million at September 30, 2025.

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

We believe our allowance is sufficient to provide for expected losses in our receivable portfolio as of September 30, 2026.

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

Cash Flows

	Nine Months Ended September 30,
(In thousands of dollars)	2026	2025
Cash flows from (used in):
Operating activities	$490,707	$443,862
Investing activities	(349,716)	(438,614)
Financing activities	(431,594)	(169,614)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,416)	2,562
Net cash decrease	$(293,019)	$(161,804)

The increase in net cash from operating activities during the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to changes in components of working capital, a higher deferred income tax expense and an increase in provision for credit losses, partially offset by a decrease in net income. The decrease in net cash used in investing activities for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to higher net collections for affiliated cash pooling of $480.2 million and decreased net expenditures for property and equipment and software of $3.9 million, partially offset by increased net expenditures for receivables, equipment on operating leases and affiliated notes receivables of $391.5 million, $2.9 million and $0.8 million, respectively. The increase in net cash used in financing activities for the nine months ended September 30, 2026 was primarily due to increased net cash paid on external borrowings and affiliated debt of $214.0 million and $47.9 million, respectively.

Securitization

CNH Capital and its predecessor entities have been securitizing receivables since 1992. CNH Capital had approximately $4,530.4 million of public and private asset-backed securities outstanding in the U.S. and Canada as of September 30, 2026. Our securitizations are treated as financing arrangements for accounting purposes.

Committed Asset-Backed Facilities

CNH Capital has committed asset-backed facilities with several banks or through their commercial paper conduit programs. Committed asset-backed facilities for the U.S. and Canada totaled $3,155.1 million as of September 30, 2026, with original borrowing maturities of up to two years. The unused availability under the facilities varies during the year, depending on origination volume and the refinancing of receivables with term securitization transactions and/or other financing. At September 30, 2026, there was $116.6 million of funding available under these facilities.

Repurchase Agreement

We are a party to a Global Master Repurchase Agreement which expires in September 2027. As of September 30, 2026, the Company had sold, and not yet repurchased, $303.2 million (C$430.1 million) of Canadian receivables under the repurchase agreement, with an obligation to repurchase such receivables in 30 days. The repurchase agreement is treated as a financing arrangement for accounting purposes.

Unsecured Facilities and Debt

As of September 30, 2026, committed and uncommitted unsecured facilities with banks totaled $740.8 million, with no funds drawn as of that date. These credit facilities, which are eligible for renewal at various future dates, are used primarily for working capital and other general corporate purposes. A portion of the available credit commitments are maintained primarily to provide backup liquidity for commercial paper borrowings. We had $150.0 million of commercial paper outstanding as of September 30, 2026.

Our unsecured senior notes were as follows:

September 30,
(In thousands of dollars)	2026
Issued by CNH Industrial Capital LLC (the “U.S. Senior Notes”): (1)
4.500% notes, due 2027	$500,000
4.750% notes, due 2028	500,000
4.550% notes, due 2028	600,000
5.500% notes, due 2029	500,000
5.100% notes, due 2029	600,000
4.500% notes, due 2030	500,000
4.375% notes, due 2031	500,000
4.950% notes, due 2031	600,000
Hedging, discounts and unamortized issuance costs	(63,008)
4,236,992
Issued by CNH Industrial Capital Canada (the “Canadian Senior Notes”): (2)
4.800% notes, due 2027	282,024
4.000% notes, due 2028	211,518
4.000% notes, due 2028	141,012
3.750% notes, due 2029	352,531
3.800% notes, due 2030	317,277
4.400% notes, due 2030	246,771
Hedging, discounts and unamortized issuance costs	(11,949)
1,539,184
Total	$5,776,176
(1)	These notes, which are senior unsecured obligations of CNH Industrial Capital LLC, are guaranteed by CNH Capital America and New Holland Credit.
(2)	These notes, which are senior unsecured obligations of CNH Capital Canada, are guaranteed by CNH Industrial Capital LLC, CNH Capital America and New Holland Credit.

On September 25, 2026, CNH Capital Canada completed a private placement offering of $141.4 million (C$200.0 million) of its 4.000% unsecured notes due 2028, with an issue price of 99.935%.

On September 25, 2026, CNH Capital Canada completed a private placement offering of $247.4 million (C$350.0 million) of its 4.400% unsecured notes due 2030, with an issue price of 99.989%.

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

Affiliate Sources

CNH Capital borrows, as needed, from CNH. This source of funding is primarily used to finance various assets and provides additional flexibility when evaluating market conditions and potential third-party financing options. We had no affiliated debt as of September 30, 2026 and $48.5 million of affiliated debt as of December 31, 2025.

Equity Position

Our equity position also supports our ability to access various funding sources. Our stockholder’s equity as of September 30, 2026 and December 31, 2025 was $1,593.1 million and $1,618.9 million, respectively.

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

The summarized statement of income information for the obligor group of the U.S. Senior Notes was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2026	2025	2026	2025
Revenues	$171,144	$162,378	$496,720	$489,618
Interest expense	91,130	90,962	257,975	280,635
Administrative and operating expenses	76,473	57,144	199,514	160,192
Income tax provision (benefit)	(1,392)	3,547	7,928	11,877
Net income	$4,933	$10,725	$31,303	$36,914

For the U.S. Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2026	2025	2026	2025
Interest and other income from affiliates	$13,908	$15,439	$41,529	$52,193
Interest expense to affiliates	33,929	36,061	94,924	113,544

The summarized balance sheet information for the obligor group of the U.S. Senior Notes was as follows:

	September 30,	December 31,
(In thousands of dollars)	2026	2025
Cash	$49,306	$247,251
Restricted cash and cash equivalents	—	—
Receivables, less allowance for credit losses of $49,558 and $40,240	3,024,833	3,157,713
Equipment on operating leases, net	1,167,950	1,105,826
Short-term debt, including current maturities of long-term debt	173,505	1,250,427
Accounts payable and other accrued liabilities	558,057	592,360
Long-term debt	4,242,883	3,224,482

For the U.S. Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC were as follows:

	September 30,	December 31,
(In thousands of dollars)	2026	2025
Affiliated accounts and notes receivable	$3,673,737	$3,234,843
Accounts payable and other accrued liabilities	4,679,210	4,550,607

The summarized statement of income information for the obligor group of the Canadian Senior Notes was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2026	2025	2026	2025
Revenues	$233,461	$227,627	$685,417	$675,721
Interest expense	119,120	121,400	341,648	365,654
Administrative and operating expenses	102,971	78,001	270,824	216,662
Income tax provision (benefit)	(369)	6,983	14,574	21,066
Net income	$11,739	$21,243	$58,371	$72,339

For the Canadian Senior Notes, affiliated interest amounts recorded from and to the non-guarantor subsidiaries of CNH Industrial Capital LLC were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars)	2026	2025	2026	2025
Interest and other income from affiliates	$13,416	$15,170	$39,231	$43,921
Interest expense to affiliates	33,929	36,061	94,924	113,544

The summarized balance sheet information for the obligor group of the Canadian Senior Notes was as follows:

	September 30,	December 31,
(In thousands of dollars)	2026	2025
Cash	$59,152	$284,467
Restricted cash and cash equivalents	44,652	57,975
Receivables, less allowance for credit losses of $63,938 and $51,064	5,828,142	5,970,551
Equipment on operating leases, net	1,613,762	1,569,896
Short-term debt, including current maturities of long-term debt	1,362,063	2,563,810
Accounts payable and other accrued liabilities	701,404	732,741
Long-term debt	5,925,364	4,752,929

For the Canadian Senior Notes, the obligors’ amounts due from and due to the non-guarantor subsidiaries of CNH Industrial Capital LLC were as follows:

	September 30,	December 31,
(In thousands of dollars)	2026	2025
Affiliated accounts and notes receivable	$3,668,549	$3,227,605
Accounts payable and other accrued liabilities	4,701,348	4,573,540

Other Data

	As of or for the
	Nine Months Ended September 30,
(In thousands of dollars)	2026	2025
Receivables, less unearned finance income and unamortized deferred fees and costs	$13,771,691	$13,985,138
Equipment on operating leases, net	1,613,762	1,520,114
Total portfolio	$15,385,453	$15,505,252
Delinquency (1)	1.22%	1.11%
Average gross receivables balance	$13,697,059	$14,162,795
Net credit loss (2)	0.47%	0.42%
Profitability: (3)
Return on average portfolio (4)	1.45%	1.52%
Asset Quality:
Allowance for credit losses / gross receivables	1.23%	1.05%
(1)	Delinquency is reported on gross receivables greater than 30 days past due, expressed as a percentage of the gross receivables as of the end of the respective period.
(2)	Net credit losses on the receivables means charge-offs, net of recoveries, for the preceding 12 months expressed as a percentage of the average balance of gross receivables for the same period.
(3)	Nine months ended September 30, 2026 and 2025 annualized.
(4)	Net income for the period expressed as a percentage of the average portfolio balance.

Critical Accounting Policies and Estimates

See our critical accounting policies and estimates discussed in our annual report for the year ended December 31, 2025 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our audited consolidated financial statements included in such annual report. There were no material changes to these policies or estimates during the three months ended September 30, 2026.

Cautionary Note on Forward-Looking Statements

This Quarterly Report , filed with the U.S. Securities and Exchange commission (the “SEC”), includes all statements other than statements of historical fact contained in this filing, including competitive strengths, business strategy, future financial position or operating results, budgets, projections with respect to revenue, income, capital expenditures, dividends, liquidity, capital structure or other financial items, costs, and plans and objectives of management regarding operations, products and services, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements also include, but are not limited to, statements regarding the plans, objectives, strategies, financial performance and outlook, trends, and future performance of CNH and its subsidiaries on a stand-alone basis. These statements may include terminology such as “may,” “will,” “expect,” “could,” “should,” “intend,” “estimate,” “anticipate,” “believe,” “outlook,” “continue,” “remain,” “on track,” “design,” “target,” “objective,” “goal,” “forecast,” “projection,” “prospects,” “plan,” or similar terminology. Forward-looking statements are not guarantees of future performance. Rather, they are based on current views, expectations, estimates, and assumptions, including, in some cases, estimates and data received from third parties, and involve known and unknown risks, uncertainties and other factors, many of which are outside our control and are difficult to predict. If any of these risks and uncertainties materialize (or they occur with a degree of severity that the Company is unable to predict) or if any other assumptions underlying any of the forward-looking statements prove to be incorrect, including any assumptions regarding strategic plans, actual results or developments may differ materially from any future results or developments expressed or implied by the forward-looking statements.

Factors, risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others: economic conditions in each of CNH’s markets, including the significant uncertainty caused by geopolitical events; production and supply chain disruptions, including industry capacity constraints, material availability, and global logistics delays and constraints; the many interrelated factors that affect consumer confidence and worldwide demand for capital goods and capital goods-related products, particularly as it relates to the agricultural market business cycle; changes in government policies regarding banking, monetary and fiscal policy; legislation, particularly pertaining to capital goods-related issues such as agriculture, the environment, debt relief and subsidy program policies, trade and commerce and infrastructure development; government policies on international trade and investment, including sanctions, import quotas, capital controls and tariffs and other protective measures issued to promote national interest or address foreign competition, which in turn result in, or may result in, retaliatory tariffs or other measures enacted by affected trade partners; volatility in international trade caused by the imposition of tariffs and the related impact on cost and prices, which could consequently affect demand for CNH North America’s products, sanctions, embargoes, and trade wars; actions of competitors in the various industries in which CNH North America competes; development and use of new technologies (including artificial intelligence) and technological difficulties; the interpretation of, or adoption of new, compliance requirements with respect to engine emissions, safety, privacy and data security, or other aspects of CNH’s products; labor relations; interest rates and currency exchange rates; inflation and deflation; energy prices; prices for agricultural commodities and material price increases; housing starts and other construction activity; weather conditions, particularly to the extent it impacts the agricultural industry; our ability to obtain financing or to refinance existing debt; restrictive covenants in our debt agreements; actions by rating agencies concerning the ratings on our debt and asset-backed securities and the credit rating of CNH N.V.; price pressure on new and used equipment; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and CNH North America dealers; security breaches with respect to CNH’s products; political and civil unrest; volatility and deterioration of capital and financial markets, including pandemics, terrorist attacks in Europe and elsewhere; our ability to realize the anticipated benefits from our business initiatives as part of CNH’s strategic plan including targeted restructuring actions to optimize CNH’s cost structure and improve the efficiency of its operations; CNH’s failure to realize, or a delay in realizing, all of the anticipated benefits of its acquisitions, joint ventures, strategic alliances or divestitures and other similar risks and uncertainties, and our and CNH’s success in managing the risks involved in the foregoing.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Based on this evaluation of our disclosure controls and procedures as of September 30, 2026, our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CNH INDUSTRIAL CAPITAL LLC
Date: November 9, 2026	/s/ Douglas MacLeod
Douglas MacLeod, Chairman, President and Director
(Principal Executive Officer)

Date: November 9, 2026	/s/ Fabiola Temponi e Goes
Fabiola Temponi e Goes, Chief Financial Officer and Assistant Treasurer
(Principal Financial Officer and Principal Accounting Officer)